Form 10-Q
period 2016-09-30
Alliance MMA, Inc.
filed 2016-11-14
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 000-53166

ALLIANCE MMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-5412331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 21st Floor

New York, New York 10022

(Address of principal executive offices)

(212) 739-7825

(Registrant’s telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

Number of shares of the registrant’s common stock outstanding at November 4, 2016: 8,888,978.

Alliance MMA

Form 10-Q

TABLE OF CONTENTS

		Page

Special Note Regarding Forward-Looking Statements		3

PART I – FINANCIAL INFORMATION		4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	4

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015, nine months ended September 30, 2016 and for the period from February 12, 2015 (inception) through September 30, 2015 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) from February 12, 2015 (inception) through September 30, 2016 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and from February 12, 2015 (inception) through September 30, 2015 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	65

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	86

Item 4.	Controls and Procedures	86

PART II – OTHER INFORMATION		87

Item 1.	Legal Proceedings	87

Item 1A.	Risk Factors	87

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	87

Item 5.	Other Information	87

Item 6.	Exhibits	88

	Signatures	89

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Important Introductory Information,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” contains forward-looking statements within the meaning of the federal securities laws. These statements relate to anticipated future events, future results of operations or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to:

•	Our ability to manage our growth;
•	Our ability effectively to manage the businesses of the MMA promotions and related companies we acquired, to create synergies among the businesses, and to leverage these synergies to achieve our business objective of creating a developmental league for the MMA industry;
•	Our ability to compete with other regional MMA promotions for top ranked professional MMA fighters and for television and other content distribution arrangements;
•	Sustained growth in the popularity of MMA among fans;
•	Our ability to protect or enforce our intellectual property rights; and
•	Other statements made elsewhere in this Form 10-Q.

These forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. The “Risk Factors” section of this Form 10-Q sets forth detailed risks, uncertainties and cautionary statements regarding our business and these forward-looking statements. Moreover, we operate in a changing regulatory environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements contained in this prospectus.

We cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the U.S., we do not intend to update any of the forward-looking statements to conform these statements to reflect actual results, later events or circumstances or to reflect the occurrence of unanticipated events. Other than with respect to the acquisition of the MMA promotions and related companies we acquired in connection with the closing of our initial public offering on September 30, 2016, and which are discussed in the “Notes to Condensed Consolidated Financial Statements” section of this Form 10-Q, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or other investments or strategic transactions in which we may engage in.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance MMA, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$5,122,876	$—
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2016 and December 31, 2015	26,496	—
Deferred offering costs	—	25,000
Prepaid expenses	4,103	—
Total current assets	5,153,475	25,000

Property and equipment, net	23,661	—
Intangible assets, net	5,963,436	—
Goodwill	2,706,374	—
TOTAL ASSETS	$13,846,946	$25,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$250,162	$52,717
Earn-out accrual	716,394	—
Payable for Target Assets - Louis Neglia	129,500	—
Note payable – related party	—	353,450
Total current liabilities	1,096,056	406,167

TOTAL LIABILITIES
Commitments and contingencies (Note 8)
Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value; 5,000,000 shares authorized at September 30, 2016 and December 31, 2015; nil shares issued and outstanding	—	—
Common stock, $.001 par value; 45,000,000 shares authorized at September 30, 2016 and December 31, 2015; 8,479,892 and 5,289,136 shares issued and outstanding, respectively	8,480	5,289
Additional paid-in capital	13,948,218	—
Accumulated deficit	(1,205,808)	(386,456)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	12,750,890	(381,167)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,846,946	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the period from February 12, 2015 (inception) through September 30,
	2016	2015	2016	2015
Revenue, net	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
General and administrative	357,826	19,984	399,356	25,460
Professional and consulting fees	237,585	56,500	419,996	183,000
Total operating expenses	595,411	76,484	819,352	208,460
Loss from operations	(595,411)	(76,484)	(819,352)	(208,460)
Other expense	—	—	—	—
Loss before provision for income taxes	(595,411)	(76,484)	(819,352)	(208,460)
Provision for income taxes	—	—	—	—
Net loss	$(595,411)	$(76,484)	$(819,352)	$(208,460)
Net loss per share, basic and diluted	$(0.11)	$(0.01)	$(0.15)	$(0.04)
Weighted average shares used to compute net loss per share, basic and diluted	5,289,882	5,289,136	5,289,221	5,289,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) From February 12, 2015 (Inception) through September 30,2016

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—February 12, 2015 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to founders	5,289,136	5,289	—	—	5,289
Net loss	—	—	—	(386,456)	(386,456)

Balance—December 31, 2015	5,289,136	5,289	—	(386,456)	(381,167)
Issuance of common stock related to IPO	1,813,225	1,813	7,730,467	—	7,732,280
Issuance of common stock related to acquisition of Target Companies and Target Assets	1,377,531	1,378	6,197,511	—	6,198,889
Stock based compensation	—	—	20,240	—	20,240
Net loss	—	—	—	(819,352)	(819,352)

Balance—September 30, 2016	8,479,892	$8,480	$13,948,218	$(1,205,808)	$12,750,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,	From February 12, 2015 (Inception) through September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(819,352)	$(208,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,240	—
Changes in operating assets and liabilities:
Deferred offering cost	25,000	—
Accounts payable and accrued liabilities	(90,106)	7,260
Net cash used in operating activities	(864,218)	(201,200)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Target Companies and Target Assets, net	(1,391,736)	—
Net cash used in investing activities	(1,391,736)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	$523,550	$195,911
Repayments of note payable – related party	(877,000)	—
Net proceeds from IPO	7,732,280	—
Proceeds from issuance of common stock to founders	—	5,289
Net cash provided by financing activities	7,378,830	201,200
NET INCREASE IN CASH	5,122,876	—
CASH — BEGINNING OF PERIOD	—	—
CASH — END OF PERIOD	$5,122,876	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$34,015	$—
Cash paid for taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in conjunction with Target Company and Target Asset acquisitions	$6,198,889	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Nature of Business

Alliance MMA, Inc. (“Alliance” or the “Company”) was formed in Delaware on February 12, 2015 to acquire companies in the mixed martial arts (“MMA”) industry. On September 30, 2016, Alliance acquired the assets and assumed certain liabilities of six companies, consisting of five promoters and a ticketing platform for MMA events. Alliance formed GFL Acquisition, Co., Inc. (“Acquisition Co”), a New York corporation, as a wholly-owned subsidiary of Alliance, on June 14, 2016, primarily to facilitate the acquisition and merger of the seventh company, Go Fight Net, Inc. (“GFL”) which operates a video production and distribution business. The seven companies (the “Target Companies) are as follows:

Target Companies

Promoters

•	CFFC Promotions, LLC (“CFFC”);
•	Hoosier Fight Club Promotions, LLC (“HFC”);
•	Punch Drunk Inc., also known as Combat Games MMA (“COGA”);
•	Bang Time Entertainment, LLC DBA Shogun Fights (“Shogun”); and
•	V3, LLC (“V3 or V3 Fights”);

Ticket Solution

•	Cagetix LLC (“Cagetix”).

Video Production and Distribution

•	Go Fight Net, Inc. (“GFL”).

In addition to the acquisition of the business of the Target Companies, Alliance acquired all rights in the existing MMA and kickboxing video libraries of Louis Neglia’s Martial Arts Karate, Inc. (“Louis Neglia”) related to the Louis Neglia’s Ring of Combat (“Ring of Combat”) and Louis Neglia’s Kickboxing events and shows, a right of first refusal to acquire the rights to all future Louis Neglia MMA and kickboxing events, and the MMA and video library of Hoss Promotions, LLC (“Hoss”) related to certain CFFC events (collectively, the “Target Assets”).

Initial Public Offering (“IPO”)

Alliance completed the first tranche of its initial public offering on September 30, 2016, with the sale of 1,813,225 shares of common stock with net proceeds of $7,732,280, and closed the acquisitions of all the Target Companies and Target Assets of Hoss Promotions and Louis Neglia’s Ring of Combat. The Company closed the offering in October and sold an additional 409,083 shares with net proceeds of $1,168,861 and funded the acquisition of the Target Assets of Louis Neglia’s Ring of Combat. With the completion of the IPO, the Company’s gross proceeds from the sale of 2,222,308 shares of common stock was $10,000,373.

The combination of the Target Companies and Target Assets formed the operations of Alliance. The Company intends to acquire additional promotions over time to create a developmental league for professional MMA fighters and the premier feeder organization to the Ultimate Fighting Championship, (“UFC”), and other premier MMA promotions such as Bellator. The UFC is the sports largest mixed martial arts promotion company in the world and features the most top-ranked fighters. The combination of the acquired promotions will allow the Company to discover and cultivate the next generation of UFC and other premier MMA promotion champions, while at the same time create live original media content, attract an international fan base, and generate sponsorship revenue for the Company’s live MMA events and professional fighters.

The Company incurred an aggregate $1,205,808 net loss from inception to September 30, 2016. To fund the Company’s startup expenses, a loan agreement was entered into with a related party, Ivy Equity Investors, LLC, in February 2015 for up to an initial $500,000 of borrowings for startup expenses. In May 2016, the loan agreement was amended to permit up to $600,000 of borrowings for startup expenses and in July 2016 the loan agreement was amended again to permit up to $1,000,000 of borrowings. In connection with the completion of the IPO, $877,000 was utilized to pay off the current balance of the note payable and accrued interest.

For accounting and reporting purposes, Alliance has been identified as the accounting acquirer of each of the Target Companies. In addition, each of the Target Companies has been identified as an accounting co-predecessor to the Company.

Liquidity and Going Concern

The 2015 audited financial statements have been prepared on the assumption that we were a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Prior to the acquisition of the Target Companies, Alliance incurred losses since inception, generated no operating revenue, and as reflected in the accompanying financial statements, incurred a net loss of $386,456 for the partial year ended December 31, 2015.

We believe that the revenue generated by the Target Companies and the Target Assets, together with the net proceeds of the IPO, provide Alliance with sufficient capital to fund operations for the balance of 2016 and all of 2017 and there is no longer significant doubt about Alliance MMA’s ability to continue as a going concern. However, we cannot provide any assurances that our operating revenue and the proceeds of the IPO will be sufficient to fund our operations or that, if such revenues and proceeds are not sufficient, that we will be able to obtain additional capital on terms acceptable to us or at all.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Alliance MMA, Inc. and its wholly-owned subsidiary, Go Fight Net, Inc. Acquisitions are included in the consolidated financial statements from the date of the acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 8 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2016, results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2015 and related notes included in our amended initial registration statement on Form S1/A, filed with the SEC on August 30, 2016.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, the assessment of the recoverability of goodwill, likelihood and range of possible losses on contingencies, valuation and recognition of stock-based compensation expense, recognition and measurement of current and deferred income tax assets and liabilities, assessment of unrecognized tax benefits, among others. Actual results could differ from those estimates.

Goodwill and identified intangible assets

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. The Company reviews impairment of goodwill annually in the fourth quarter. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company concludes it is more-likely-than-not that the fair value of a reporting unit exceeds its carrying amount, it need not perform the two-step impairment test. If based on the qualitative assessment, the Company believes it is more-likely-than-not that the fair value of its reporting units is less than its carrying value, a two-step goodwill impairment test is required to be performed. The first step requires the Company to compare the fair value of each reporting unit to its carrying value including allocated goodwill. The Company determines the fair value of its reporting units using an equal weighting of the results derived from an income approach and a market approach. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future revenue growth rates, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. The market approach estimates the fair value of the Company’s equity by utilizing the market comparable method which is based on revenue multiples from comparable companies in similar lines of business. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit with the carrying value of the reporting unit. An impairment charge is recognized for the excess of the carrying value of the reporting unit over its implied fair value. Determining the fair value of a reporting unit is subjective in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.

Identified intangible assets

Identified intangible assets consist of video libraries, venue contracts, and ticketing software resulting from business acquisitions. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 5 years. The Company makes judgments about the recoverability of purchased finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. For further discussion of goodwill and identified intangible assets, see Note 6, Acquisitions below.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with the authoritative guidance on share-based payment. Under the provisions of the guidance, stock-based compensation expense is measured at the grant date based on the fair value of the option using a Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. See Note 9, Stockholders’ Equity for additional detail.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), and since May 2014 the FASB has issued amendments to this new guidance, which collectively provides guidance for revenue recognition. ASU 2014-09 is effective for the Company beginning January 1, 2018 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Under the new standard, the current practice of many licensing companies of reporting revenues from per-unit royalty based agreements one quarter in arrears would no longer be accepted and instead companies will be expected to estimate royalty-based revenues. The Company is currently evaluating the method of adoption and the resulting impact on the financial statements.

In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)." The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases while the accounting by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this new standard.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of the adoption of this new accounting standard would have on its consolidated financial statements and footnote disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on its consolidated statement of cash flows.

Note 3. Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to the IPO, were capitalized and netted against the gross proceeds from the IPO. As of December 31, 2015, the Company capitalized $25,000 of deferred offering costs which are include in other current assets on the consolidated balance sheet. As the Company completed its IPO on September 30, 2016 the balance of the deferred offering costs was offset against gross IPO proceeds.

Note 4. Deposit Media Library

On March 1, 2016, the Company entered into an agreement to purchase the MMA and kickboxing video libraries of Louis Neglia’s Martial Arts Karate, Inc. related to the Louis Neglia’s Ring of Combat and Louis Neglia’s Kickboxing events and shows for cash and shares of common stock. The Company also acquired a right of first refusal to acquire the rights to all future Louis Neglia MMA and kickboxing events. The total consideration paid to acquire the rights to the MMA and kickboxing event libraries was $155,000. An initial payment of $15,500 was made to Louis Neglia in March 2016 and a second payment of $10,000 was made in July 2016. Upon completion of the IPO on September 30, 2016, the Company closed on the assets. The balance of the cash portion of the purchase price, $129,500, was paid in October 2016.

Note 5. Acquisitions

Target Companies and Target Assets

The Company completed the first tranche of its IPO on September 30, 2016, and closed the acquisitions of the businesses of the Target Companies and the Target Assets by making cash payments totaling $1,391,736, Net, and issuing 1,377,531 shares of common stock. In October 2016, the Company issued the final payment of $129,500 to Louis Neglia. The acquisition of the Target Companies has been accounted for as a business acquisition, under the acquisition method of accounting.

The Target Companies are as follows:

CFFC Promotions, LLC

Based in Atlantic City, New Jersey, CFFC was founded in 2011 and has promoted over 58 professional MMA events, primarily in New Jersey and Pennsylvania. Ranked in the top 10 of all regional MMA promotions, CFFC currently airs on the CBS Sports Network as well as www.gfl.tv. and has sent 23 fighters to the UFC. CFFC’s Robert Haydak and Mike Constantino serve as the Company’s President and Director of Business Development, respectively, Devon Mathiesen will serve as General Manager of CFFC.

Hoosier Fight Club Promotions, LLC

Based in the Chicago metropolitan area, HFC was founded in 2009 and has promoted over 26 events, including the first sanctioned event in Indiana in January, 2010. HFC has sent or promoted eight fighters to the UFC and several to Invicta Fighting Championships. HFC’s Danielle Vale serves as Regional Vice President in the Chicago area market.

Punch Drunk, Inc. d/b/a COmbat GAmes MMA

Based in Kirkland, Washington, COGA was founded in 2009 and has promoted over 46 shows primarily in Washington State. COGA frequently airs on ROOT Sports Pacific Northwest regional network as well as www.gfl.tv. COGA’s founder Joe DeRobbio serves as Regional Vice President for the Pacific Northwest region.

Bang Time Entertainment LLC d/b/a Shogun Fights

Based in Baltimore, Maryland, Shogun was founded in 2008 and has promoted 14 fights at the Royal Farms Arena in Baltimore, the same venue that hosted UFC 174 in April of 2014. A premier mid-Atlantic regional MMA promotion, Shogun Fights currently airs on Comcast Sportsnet as well as www.gfl.tv. Shogun’s founder John Rallo serves as our Regional Vice President for the mid-Atlantic region.

V3, LLC

Based in Memphis, Tennessee, V3 Fights was founded in 2009 and has promoted 45 events primarily at event centers in Memphis, Tennessee and elsewhere in Tennessee, Mississippi and Alabama. V3Fights is the mid-South’s premier MMA promotion and has been broadcast live on Comcast Sports South as well as www.ustream.com, www.YouTube.com. V3Fights founder Nick Harmeier serves as Regional Vice President for the mid-South region.

Go Fight Net, Inc.

Founded in 2010, Go Fight Net operates “GoFightLive” or “GFL” a sports media and technology platform focusing exclusively on the combat sports marketplace. With a media library containing 11,000 titles comprising approximately 10,000 hours of unique video content, and the addition of approximately 1,200 hours of new original content annually, GFL maintains the largest continuously growing database of MMA events, fighters, and fight videos in the world. The GFL fighter database contains information on over 25,000 professional and amateur combat sports fighters and over 18,000 fights. GFL combines proprietary technology with content production and acquisition to deliver diverse and compelling content to a global audience. GFL’s content is distributed globally in all broadcast media through its proprietary distribution platform via cable/satellite, Internet, IPTV and mobile protocols. The GFL platform utilizes GFL’s proprietary scalable online master control technology that enables viewers using a broad range of devices and formats to obtain large amounts of video and other content. GFL broadcasts an average of 450 live events annually (having broadcast 2,500 events since inception) to viewers in over 175 countries. GFL has produced 150 episodes of the GoFightLiveTM “real fights” series airing weekly on Comcast Sports Net, SNY and other networks globally.

Cagetix LLC

Founded in 2009 by Jay Schneider, a seasoned MMA event promoter, CageTix is the first group sales service to focus specifically on the MMA industry. CageTix is intended to be complementary to any existing ticket service such as Ticketmaster or box office sales used by a promotion. CageTix presently services the industry’s top international mixed martial arts events including Legacy, RFA, Bellator MMA, King of the Cage, and Glory. Since its inception, CageTix has sold tickets for over 1200 MMA events and currently services 64 MMA promotions operating in 106 cities. In 2014, CageTix sold 15,883 tickets to 6,391 customers. Formerly the founder of Victory Fighting Championships, Jay Schneider is a member of the Nebraska Athletic Commission and was a senior columnist for Ultimate MMA magazine under the pen name ‘Victory Jay’ for over a decade. Jay Schneider serves as Vice President.

Acquisition of the Target Assets

In addition to the acquisition of the businesses of the Target Companies, the Company also acquired the MMA video libraries of two prominent regional promotions. The fight libraries consist of the following:

Hoss Promotions, LLC (“Hoss”)

An affiliate of CFFC, Hoss owns the intellectual property rights to approximately 30 MMA events promoted by CFFC. The Company has acquired the exclusive rights to the Hoss fighter library, which covers approximately 100 hours of video content.

Ring of Combat, LLC (“Ring of Combat”)

Based in Brooklyn, New York, and founded by MMA icon and three-time World Kickboxing Champion Louis Neglia (34-2), Ring of Combat is currently ranked as the No. 4 regional promotion in the world by Sherdog.com, a website devoted to the sport of mixed martial arts that is owned indirectly by Evolve Media, LLC.

On September 30, 2016, the Company acquired the exclusive rights to the Ring of Combat fighter library, which includes professional MMA, amateur, and kickboxing events and covers approximately 200 hours of video content. Ring of Combat has sent approximately 90 fighters to the UFC. The Company has also secured the media rights to all future Ring of Combat promotions.

Preliminary Purchase Allocation

As consideration for the acquisitions of the businesses of the Target Companies and the Target Assets, the Company delivered the following amounts of cash and shares of common stock, and recorded a contingent liability related to the specified earn outs.

Target Company	Cash	Shares	Consideration Paid	Contingent Consideration	Total Shares	Total Consideration
Shogun	$250,000	111,111	$750,000	$174,219	149,826	$924,219
CageTix	150,000	38,889	325,000	75,621	55,694	400,621
CFFC Promotions	235,000	470,000	2,350,000	184,632	511,029	2,534,632
GFL	450,000	419,753	2,338,889	—	419,753	2,338,889
HFC	120,000	106,667	600,000	60,170	120,038	660,170
COGA	80,000	75,556	420,000	182,890	116,198	602,890
V3 Fights	100,000	111,111	600,000	38,862	119,747	638,862
Total Target Companies	$1,385,000	1,333,087	$7,383,889	$716,394	1,492,285	$8,100,283

Hoss	$100,000	44,444	$300,000	$—	44,444	$300,000
Louis Neglia	155,000	—	155,000	—	—	155,000
Total Target Assets	$255,000	44,444	$455,000	$-	44,444	$455,000
Total	$1,640,000	1,377,531	$7,838,889	$716,394	1,536,729	$8,555,283

The number of shares of common stock paid as consideration was calculated based on the IPO public offering price of $4.50 per share.

The following table reflects the preliminary allocation of the purchase price for the Target Assets and the businesses of the Target Companies to identifiable assets, liabilities assumed and pro forma intangible assets and goodwill:

	Target Companies								Target Assets
	Total	Shogun	CageTix	CFFC	GFL	HFC	COGA	V3 Fights	Hoss	Louis Neglia
Cash and equivalents	$118,764	$13,131	$48,969	$551	$42,081	$11,194	$2,838	$—	$—	$—
Accounts receivable and other current assets, net	30,599	20,603	—	3,000	900	1,096	5,000	—	—	—
Property and equipment, net	23,661	—	—	4,448	13,174	—	6,039	—	—	—
Intangible assets	5,963,436	52,500	360,559	1,437,000	2,041,677	653,775	519,300	443,625	300,000	155,000
Goodwill	2,706,374	867,170	82,161	1,113,733	279,264	19,567	99,049	245,430	—	—
Total identifiable assets	$8,842,834	$953,404	$491,689	$2,558,732	$2,377,096	$685,632	$632,226	$689,055	$300,000	$155,000
Accounts payable and accrued expenses	287,551	29,185	91,068	24,100	38,207	25,462	29,336	50,193	—	—
Total identifiable liabilities	$287,551	$29,185	$91,068	$24,100	$38,207	$25,462	$29,336	$50,193	$—	$—
Total purchase price	$8,555,283	$924,219	$400,621	$2,534,632	$2,338,889	$660,170	$602,890	$638,862	$300,000	$155,000

Under acquisition accounting, assets and liabilities acquired are recorded at their fair value on the acquisition date, with any excess in purchase price over these values being allocated to identifiable intangible assets and goodwill at September 30, 2016.

The respective asset purchase agreements for the Target Companies other than GFL, and the agreement and plan of merger for GFL, contemplate the acquisition of certain assets and assume certain liabilities. Due to the short-term nature of many of the assets acquired, their carrying values, as shown in the historical financial statements of the companies, approximate their respective fair values. In addition, value has been assigned to those intangible assets related to intellectual property rights to video libraries, ticketing software and customer and venue relationships of each Target Company. The goodwill recognized for these acquisitions is related primarily to synergies with the combined businesses and assembled workforce.

Goodwill and Identifiable Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2016 is as follows:

Balance as of December 31, 2015	$-
Goodwill acquired	2,706,374
Balance as of September 30, 2016	$2,706,374

Intangible Assets

Management’s preliminary estimates of each intangible asset type/category is based upon the nature of the businesses and the contracts entered into with each of the Target Companies and intellectual property rights of video libraries of the Target Assets. The acquisitions bring value to the business platform through their reputations as premier MMA promotional companies and their extensive video libraries, ticketing platforms, and customer and venue relationships. As such, the intellectual property rights of video libraries, ticketing software, and customer and venue relationships comprise the significant majority of management’s estimate of intangible assets. The preliminary estimated useful lives of intangible assets are based upon each asset’s contribution to the business platform and growth strategy. All estimates are preliminary.

Intangible assets	Useful Life	Total	Sho Gun	CageTix	CFFC	GFL	HFC	COGA	V3 Fights	Hoss	Louis Neglia
Video library, intellectual property	5 years	$3,636,477	$52,500	$—	$397,000	$2,041,677	$197,000	$352,300	$141,000	$300,000	$155,000
Venue contracts	3 years	1,966,400	—	—	1,040,000	—	456,775	167,000	302,625	—	—
Ticketing software	3 Years	360,559	—	360,559	—	—	—	—	—	—	—
Total intangible assets		$5,963,436	$52,500	$360,559	$1,437,000	$2,041,677	$653,775	$519,300	443,625	$300,000	$155,000

Since the intangible assets were acquired on September 30, 2016, there is no amortization expense for the three or nine months ended September 30, 2016.

As of September 30, 2016, estimated amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows:

The remainder of 2016	$375,737
2017	1,502,948
2018	1,502,948
2019	1,309,035
2020	727,295
Thereafter	545,473
$5,963,436

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

For the nine months ended September 30, 2016

(In thousands, except share information)

	Target Companies - Actual Results
	Shogun	CageTix	CFFC	GFL	HFC	COGA	V3 Fights	Target Companies Subtotal	Alliance MMA	Total Results	Pro Forma Adjusting Entries		Pro Forma Results
Revenue	$302	$106	$432	$340	$193	$90	$97	$1,559	$—	$1,559	$—		$1,559
Cost of revenues	204	—	337	231	133	50	62	1,016	—	1,016	—		1,016
Gross profit	98	106	95	109	60	40	35	543	—	543			543
Operating expenses
General and administrative expenses	16	22	65	125	13	27	18	285	399	684	—		684
Professional and consulting fees	8	—	8	10	8	9	10	52	420	472	(311	)(i)	161
Depreciation	—	—	1	21	—	6	—	28	—	28	-		28
Amortization	—	—	—	—	—	—	—	—	—	-	1,127	(ii)	1,127
Total operating expenses	24	22	74	156	21	42	28	365	819	1,184	975		2,000
Net income (loss)	74	84	21	(47)	39	(2)	7	178	(819)	(641)	(975)		$(1,457)
Weighted average common shares outstanding													8,888,978
Net loss per common share													$0.18

(i)       Professional fees. The Target Companies incurred approximately $311,000 of professional fees directly related to the acquisition of prospective targets. These costs will be non-recurring and have been adjusted from the pro forma results.

(ii)      Amortization of intangible assets. Intangible assets are amortized over their estimated useful lives. The estimated useful lives of acquired intangible assets are based upon the economic benefit expected to be received and the period during which we expect to receive that benefit. A useful life of five years has been assigned to the intellectual property rights of acquired video libraries and three years to the acquired ticketing software and customer and venue relationships based on a number of factors, including contractual agreements, estimated production hours available on video libraries and economic factors pertaining to the combined companies.

The unaudited pro forma financial information includes various assumptions, including those related to the preliminary purchase price allocation of the assets acquired and liabilities assumed of Target Companies based on management’s best estimates of fair value. The final purchase price allocation may vary based on final appraisals, valuations and analyses of the fair value of the acquired assets and assumed liabilities. Accordingly, the pro forma adjustments are preliminary and have been made solely for illustrative purposes.

The unaudited pro forma statement of operations for the nine months ended September 30, 2016 are based on the historical financial statements of Alliance MMA, Inc. after giving effect to the acquisition of the Target Assets and the businesses of the Target Companies and the assumptions, reclassifications and adjustments described in the accompanying notes to the unaudited pro forma financial information.

The unaudited pro forma financial information is not intended to represent or be indicative of the results of operations or financial position that would have been reported had the acquisitions been completed as of the date presented, and should not be taken as a representation of potential future results of operations or financial position.

For purposes of these unaudited pro forma statements of operations, the acquisitions of the Target Assets and the businesses of the Target Companies are assumed to have occurred on January 1, 2016, and aggregate the results of Alliance and the Target Companies for the nine months ended September 30, 2016.

Note 6. Debt

Note Payable – Related Party

In February 2015, the Company entered into a loan agreement with Ivy Equity Investors, LLC for up to $500,000 of borrowings for startup expenses, including professional fees related to the Company’s initial public offering and expenses incident to the acquisition of the Target Assets and businesses of the Target Companies.  On March 1, 2015, 5,289,136 shares were issued to Ivy Equity Investors, LLC reducing the note payable and accrued interest balance by $5,289 which represents the par value of the shares issued. Ivy Equity Investors, LLC is an affiliate of the Company’s founder and current board member, Mr. Gamberale who at the time was the Company’s sole director.

In May 2016 the loan agreement was amended to permit up to $600,000 of aggregate borrowings for startup expenses.

In July 2016 the loan agreement was amended to permit up to $1,000,000 of aggregate borrowings for startup expenses.

Upon the completion of the IPO on September 30, 2016, a portion of the proceeds were utilized to pay the balance of all amounts due under the loan. As of September 30, 2016 and December 31, 2015, the outstanding borrowings under the loan were $0 and $353,450, respectively, and the accrued interest amounts accrued under the loan were $0 and $8,127, respectively. The loan bore interest at 6% per annum and matured on the earlier of the closing of the IPO, or January 1, 2017.

Note 7. Commitments and Contingencies

Operating Leases

The Company does not own any real property. Alliance’s principal executive and administrative offices are temporarily located at an office complex in New York, New York, which includes approximately twenty thousand square feet of shared office space and services that are being leased.  The lease has a one-year term that commenced on December 1, 2015, and allows for the limited use of private offices, conference rooms, mail handling, videoconferencing, and certain other business services. There is a single Target Company lease that was assumed which is renewable monthly at market rates and will be terminable with 30 days notice.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2016 and December 31, 2015, the Company was not involved in any legal proceedings.

Note 8. Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation authorizes 5,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions, in each case without further vote or action by the Company’s stockholders. The Board of Directors can also increase or decrease the number of shares of any series of preferred stock, but not below the number of shares then outstanding of that series, without any further vote or action by stockholders. The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights. There were no shares of preferred stock issued or outstanding as of September 30, 2016 or December 31, 2015.

Common Stock

Authorized Shares

The Company’s certificate of incorporation authorizes 45,000,000 shares of $0.001 par value common stock.

Voting Rights

Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. The Company has not provided for cumulative voting for the election of directors in our certificate of incorporation.

No Preemptive or Similar Rights

Common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions.

Common Stock Issuances

During the nine months ended September 30, 2016, the Company issued 1,813,225 common shares pursuant to the Company’s IPO and 1,377,531 shares in connection with the acquisition of the businesses of the Target Companies and the Hoss Target Assets.

Stock Based Compensation Plan

2016 Equity Incentive Plan

On July 30, 2016, the Board of Directors adopted the Alliance MMA 2016 Equity Incentive Plan (the “2016 Plan”). The Company may grant shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. The 2016 Plan has been designed to provide the Board of Directors with an integral resource as it evaluates the Company’s compensation structure, performance incentive programs, and long-term equity targets for executives and key employees. The following is a summary of the 2016 Plan.

Administration

The Board intends to appoint and maintain as administrator of the 2016 Plan a Committee (the “Committee”) consisting of two or more directors who are (i) “Independent Directors” (as such term is defined under the rules of the Nasdaq Stock Market), (ii) “Non-Employee Directors” (as such term is defined in Rule 16b-3 under the Securities Exchange Act of 1934, as amended) and (iii) “Outside Directors” (as such term is defined in Section 162(m) of the United States Internal Revenue Code of 1986, as amended (the “Code”)). The Committee, subject to the terms of the 2016 Plan, will have full power and authority to designate recipients of options and restricted stock, to determine the terms and conditions of the respective option and restricted stock agreements (which need not be identical) and to interpret the provisions and supervise the administration of the 2016 Plan. The Committee will also have the authority, without limitation, to designate which options granted under the Plan will be Incentive Options and which will be Nonqualified Options. In the absence of a Committee, the Plan will be administered by the Board of Directors.

Eligibility

Generally, the persons who are eligible to receive grants are directors, officers and employees of, and consultants and advisors to, the Company or any subsidiary; provided that Incentive Options may be granted only to employees of the Company and any subsidiary.

Stock Subject to the 2016 Plan

Stock subject to grants may be authorized, but unissued, or reacquired common stock. Subject to adjustment as provided in the 2016 Plan, (i) the maximum aggregate number of shares of common stock that may be issued under the 2016 Plan is 825,000. The shares of common stock subject to the 2016 Plan will consist of unissued shares, treasury shares or previously issued shares held by a subsidiary of the Company, and such number of shares of common stock will be reserved for such purpose. Any of such shares of common stock that may remain unissued and that are not subject to outstanding options at the termination of the 2016 Plan will cease to be reserved for the purposes of the 2016 Plan.

Stock Option Grant

In August 2016, the Company made its first equity grant under the 2016 Equity Incentive Plan, the Company’s Chief Financial Officer, to purchase 200,000 shares of common stock with an exercise price of $4.50. The stock options have a contractual term of 5 years and a grant date fair value of $364,326 which is amortized on a straight-line basis over the vesting period of three years. The Company determined the fair value of the stock options using the Black-Scholes model. For the three and nine months ended September 30, 2016, the Company recorded stock compensation expense of $20,240.

Stock-Based Compensation

The activity related to equity awards granted to employees, executives and board members was as follows:

	Unvested Stock Awards
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance – December 31, 2015	—	$—
Granted	200,000	4.50
Vested	—	—
Cancelled	—	—
Unvested balance – September 30, 2016	200,000	$4.50

As of September 30, 2016 and December 31, 2015, the total unrecognized expense for unvested stock options, net of expected forfeitures, was $344,086 and $0, respectively, which is expected to be amortized over a weighted-average period of 3 years.

Note 9. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average shares of common stock outstanding during each period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company uses the treasury stock method to determine whether there is a dilutive effect of outstanding option grants.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$595,411	$76,484	$819,352	$208,460

Weighted-average common shares used in computing net loss per share, basic and diluted	5,289,882	5,289,136	5,289,221	5,289,136

Net loss per share, basic and diluted	$(0.11)	$(0.01)	$(0.15)	$(0.04)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of September 30,
	2016	2015
Stock options (exercise price - $4.50 per share)	200,000	NA

Total common stock equivalents	200,000	NA

Note 10. Income Taxes

The Company recorded no income tax provision for the three and nine months ended September 30, 2016 and 2015, as the Company has incurred losses for these periods.

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of September 30, 2016.

Note 11. Related Party

Notes Payable – Related Party

In February 2015, the Company entered into a loan agreement with Ivy Equity Investors, LLC which is an affiliate of the Company’s founder and current board member, Mr. Gamberale who at the time was the Company’s sole director. On September 30, 2016 the Company completed its initial public offering, and the outstanding balance on the note including accrued interest was repaid to Ivy Equity Investors, LLC. See Note 7 Debt, for additional information.

Note 12. Subsequent Events

IPO

Alliance completed the first tranche of its initial public offering on September 30, 2016, with the sale of 1,813,225 shares of common stock with net proceeds of $7,732,280, and closed the acquisitions of the Target Companies and Target Assets. The Company completed the IPO in October and sold an additional 409,083 shares with net proceeds of $1,168,861. Upon the completion of the IPO, the Company’s gross proceeds from the sale of 2,222,308 shares of common stock was $10,000,373.

CFFC PROMOTIONS LLC

CONDENSED FINANCIAL STATEMENTS

September 30, 2016

(UNAUDITED)

CFFC PROMOTIONS LLC

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$551	$6,006
Accounts receivable, net	3,000	10,500
Total current assets	3,551	16,506

Property and equipment - net	4,448	5,807

TOTAL ASSETS	$7,999	$22,313

LIABILITIES AND MEMBERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,100	$23,650
Note payable	67,000	67,000
Total current liabilities	91,100	90,650

TOTAL LIABILITIES	91,100	90,650

Members’ deficit	(83,101)	(68,337)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$7,999	$22,313

The accompanying notes are an integral part of these unaudited condensed financial statements.

CFFC PROMOTIONS LLC

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015

REVENUE	$120,012	$169,388	$431,919	$585,499

COST OF REVENUE	107,371	105,580	336,714	387,059

GROSS PROFIT	12,641	63,808	95,205	198,440

OPERATING EXPENSES
General and administrative expenses	18,054	14,219	65,265	70,758
Professional and consulting fees	-	13,500	7,500	13,500
Depreciation	453	1,338	1,359	2,678
Total Operating Expenses	18,507	29,057	74,124	86,936

NET (loss) INCOME	$(5,866)	$34,751	$21,081	$111,504

The accompanying notes are an integral part of these unaudited condensed financial statements.

CFFC PROMOTIONS LLC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,081	111,504

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,359	2,678

Changes in assets and liabilities:
Accounts receivable	7,500	(57,975)
Prepaid deposit	-	(4,000)
Accounts payable and accrued expenses	450	-
Net cash provided by operating activities	30,390	52,207

CASH FLOWS FROM FINANCING ACTIVITIES
Members’ distribution	(35,845)	(12,040)
Loans from related parties	-	(15,000)

Net cash used in financing activities	(35,845)	(27,040)

(DECREASE) INCREASE IN CASH	(5,455)	25,167

CASH - BEGINNING OF PERIOD	6,006	3,065

CASH - END OF PERIOD	$551	28,232

The accompanying notes are an integral part of these unaudited condensed financial statements.

CFFC Promotions, LLC

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Nature of Business

CFFC Promotions, LLC (“CFFC”) promotes mixed martial arts cage fighting in the New York, New Jersey and Pennsylvania tristate area. The Company was formed on January 28, 2014.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Note 2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, the unaudited interim condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2016, our results of operations for the three and nine months ended September 30, 2016 and 2015, and our cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2015 and related notes included in our amended initial registration statement Form on S1/A. Filed with the SEC on August 30, 2016.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, the assessment of useful lives and recoverability of long-lived assets, likelihood and range of possible losses on contingencies, valuations of equity securities and intangible assets, fair value of options, among others. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management has determined that an allowance of $22,625 is required at September 30, 2016 and December 31, 2015.

 Revenue Recognition

The Company records revenue from ticket sales and sponsorship income upon successful completion of the related event, at which time services have been deemed rendered, the sales price is fixed and determinable and collectability is reasonably assured.

Advertising Costs

Advertising costs, which are expensed as incurred, were $281 and $261 for the three month ended September 30, 2016 and 2015, and $541 and $3,788 for the nine months ended September 30, 2016 and 2015, respectively.

Income Taxes

The Company has elected to be treated as a pass-through entity for income tax purposes and is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Company’s federal tax status as a pass-through entity is based on its legal status as a limited liability company. Accordingly, the Company is not required to take any tax positions in order to qualify as a pass-through entity. The Company is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these unaudited condensed financial statements do not reflect a provision for income taxes and the Company has no other tax positions, which must be considered for disclosure.

CFFC Promotions, LLC

Notes to Condensed Financial Statements

(Unaudited)

Note 3. Accounts Receivable

Accounts receivable consists of the following:

	September 30, 2016	December 31, 2015

Accounts receivable	25,625	33,125

Less allowance for doubtful accounts	(22,625)	(22,625)

Accounts receivable, net	$3,000	$10,500

Note 4. Property and Equipment

Property and equipment consists of the following:

	September 30, 2016	December 31, 2015

Property and equipment	10,086	10,086

Less accumulated depreciation	(5,638)	(4,279)

Property and equipment, net	$4,448	$5,807

Note 5. Debt

Note Payable

In February 2014, the Company entered into a loan agreement with Mr. Colombino for $100,000 of borrowings with a due date of February 1, 2017. In 2015 the Company paid $15,000 to reduce the note payable to $67,000 and agreed to defer all remaining payments until February 1, 2017.  As of September 30, 2016 and December 31, 2015, the outstanding balance on the note was $67,000.

HOOSIER FIGHT CLUB PROMOTIONS, LLC

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

HOOSIER FIGHT PROMOTIONS LLC

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$11,194	$7,610
Accounts receivable, net	1,096	2,995
Total current assets	12,290	10,605

Property and equipment - net	334	534

TOTAL ASSETS	$12,624	$11,139

LIABILITIES AND MEMBERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$16,700	$9,000
Ticket tax payable	2,362	2,185
Deferred revenue	6,400	7,500
Total current liabilities	25,462	18,685

TOTAL LIABILITIES	25,462	18,685

Members’ deficit	(12,838)	(7,546)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$12,624	$11,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOOSIER FIGHT PROMOTIONS LLC

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015

REVENUE	$52,625	$40,640	$192,987	$128,410

COST OF REVENUE	32,026	27,344	132,840	86,983

GROSS PROFIT	20,599	13,296	60,147	41,427

OPERATING EXPENSES
General and administrative expenses	3,893	892	12,799	5,250
Professional and consulting fees	-	-	7,790	11,800
Depreciation	66	66	200	200
Total Operating Expenses	3,959	958	20,789	17,250

NET INCOME	$16,640	$12,338	$39,358	$24,177

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOOSIER FIGHT PROMOTIONS LLC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,358	24,177

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	200	200

Changes in assets and liabilities:
Accounts receivable	1,899	-
Accrued expenses	7,700	5,632
Ticket tax payable	177	1,599
Deferred revenue	(1,100)	-

Net cash provided by operating activities	48,234	31,608

CASH FLOWS FROM FINANCING ACTIVITIES
Members’ distribution	(44,650)	(18,960)

Net cash used in financing activities	(44,650)	(18,960)

INCREASE IN CASH	3,584	12,648

CASH - BEGINNING OF PERIOD	7,610	1,974

CASH - END OF PERIOD	$11,194	14,622

The accompanying notes are an integral part of these unaudited condensed financial statements.

Hoosier Fight Club Promotions, LLC

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Nature of Business

Hoosier Fight Club Promotions, LLC was started in the State of Indiana on March 1, 2009. HFC’s focus is on becoming the premier Mixed Martial Arts (MMA) promoter in Northwest Indiana and the Chicagoland markets. The Porter County Expo Center has become home to HFC.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Note 2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 8 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, the unaudited interim condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2016, our results of operations for the three and nine months ended September 30, 2016 and 2015, and our cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2015 and related notes included in our amended initial registration statement Form on S1/A. Filed with the SEC on August 30, 2016.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, the assessment of useful lives and recoverability of long-lived assets, likelihood and range of possible losses on contingencies, valuations of equity securities and intangible assets, fair value of options, among others. Actual results could differ from those estimates.

Hoosier Fight Club Promotions, LLC

Notes to Condensed Financial Statements

(Unaudited)

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management has determined that no allowance is required at September 30, 2016 and December 31, 2015.

Revenue Recognition

The Company records revenue from ticket sales and sponsorship income upon successful completion of the related event, at which time services have been deemed rendered, the sales price is fixed and determinable and collectability is reasonably assured.

Deferred Revenue

The Company received prepayment from a sponsor as the Company requires prepayment before the date of the event. As of September 30, 2016 and December 31, 2015, the Company had deferred revenue of $6,400 and $7,500, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with its revenue recognition policy.

Income Taxes

The Company has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Company’s federal tax status as a pass-through entity is based on its legal status as a limited liability company. Accordingly, the Company is not required to take any tax positions in order to qualify as a pass-through entity. The Company is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these unaudited condensed financial statements do not reflect a provision for income taxes and the Company has no other tax positions, which must be considered for disclosure.

Note 3. Property and Equipment

Property and equipment consists of the following:

	September 30, 2016	December 31, 2015

Property and equipment	$1,335	$1,335

Less accumulated depreciation	(1,001)	(801)

Property and equipment, net	$334	$534

PUNCH DRUNK INC.

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

PUNCH DRUNK INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$2,838	$3,829
Accounts receivable, net	5,000	-
Total current assets	7,838	3,829

Property and equipment - net	7,399	13,009

TOTAL ASSETS	$15,237	$16,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$29,336	$23,685
Total current liabilities	29,336	23,685

TOTAL LIABILITIES	29,336	23,685

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 1,000 shares authorized 1,000 issued shares issued and outstanding	1	1

Retained earnings	(14,100)	(6,848)
TOTAL STOCKHOLDERS’ DEFICIT	(14,099)	(6,847)

TOTAL LIABILITIES STOCKHOLDERS’ DEFICIT	$15,237	$16,838

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUNCH DRUNK INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015

REVENUE	$30,678	52,795	$89,703	$218,300

COST OF REVENUE	24,205	24,268	50,333	84,232

GROSS PROFIT	6,473	28,527	39,370	134,068

OPERATING EXPENSES
General and administrative expenses	13,961	31,286	26,944	99,141
Professional and consulting fees	500	6,500	9,400	8,780
Depreciation	1,526	2,158	5,610	7,027
Total Operating Expenses	15,987	39,944	41,954	114,948

Net (loss) INCOME	$(9,514)	(11,417)	$(2,584)	19,120

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUNCH DRUNK INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,584)	$19,120

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,610	7,027

Changes in assets and liabilities:
Accounts receivable	(5,000)	-
Accrued expenses	5,651	(2,733)
Customer deposit	-	17,500

Net cash provided by operating activities	3,677	40,914

CASH FLOWS FROM FINANCING ACTIVITIES
Members’ distribution	(25,210)	(20,525)
Members’ contribution	20,542	8,000
Loans from related parties	-	(4,900)

Net cash used in financing activities	(4,668)	(17,425)

(DECREASE) INCREASE IN CASH	(991)	23,489

CASH - BEGINNING OF PERIOD	3,829	7,829

CASH - END OF PERIOD	$2,838	$31,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

Punch Drunk, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Nature of Business

Punch Drunk, Inc., also known as Combat Games MMA, was incorporated in the State of Washington on March 11, 2009. Punch Drunk Inc.’s focus is on becoming the premier Mixed Martial Arts (MMA) promoter in northwest markets.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Note 2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 8 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, the unaudited interim condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2016, our results of operations for the three and nine months ended September 30, 2016 and 2015, and our cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2015 and related notes included in our amended initial registration statement Form on S1/A. Filed with the SEC on August 30, 2016.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, the assessment of useful lives and recoverability of long-lived assets, likelihood and range of possible losses on contingencies, valuations of equity securities and intangible assets, fair value of options, among others. Actual results could differ from those estimates.

Revenue Recognition

The Company records revenue from ticket sales and sponsorship income upon the successful completion of the related event, at which time services have been deemed rendered, the sales price is fixed and determinable and collectability is reasonably assured. Customer deposits consist of amounts received from the customer for fight promotion and entertainment services to be provided in the next period. The Company receives these funds and recognizes them as a liability until the services are provided and revenue can be recognized.

Punch Drunk, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Income Taxes

The Company is treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Company’s federal tax status as a pass-through entity is based on its legal status as a limited liability company. Accordingly, the Company is not required to take any tax positions in order to qualify as a pass-through entity. The Company is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these unaudited condensed financial statements do not reflect a provision for income taxes and the Company has no other tax positions, which must be considered for disclosure.

Note 3. Property and Equipment

Property and equipment consists of the following:

	September 30, 2016	December 31, 2015

Property and equipment	$48,634	$48,634
Vehicles	6,669	6,669
Website	3,450	3,450
Total Fixed Assets	58,753	58,753

Less accumulated depreciation	(51,354)	(45,744)

Property and equipment, net	$7,399	$13,009

BANG TIME ENTERTAINMENT, LLC

DBA SHOGUN FIGHTS

CONDENSED FINANCIAL STATEMENTS

September 30, 2016

(UNAUDITED)

BANG TIME ENTERTAINMENT, LLC

DBA SHOGUN FIGHTS

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$13,131	$11,842
Accounts receivable, net	16,500	6,000
Prepaid expenses	4,103	-
Total current assets	33,734	17,842

Property and equipment - net	-	142

TOTAL ASSETS	$33,734	$17,984

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$29,185	$17,500
Total current liabilities	29,185	17,500

Members’ equity	4,549	484

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$33,734	$17,984

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANG TIME ENTERTAINMENT, LLC

DBA SHOGUN FIGHTS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015

REVENUE	$-	$-	$302,274	$275,938

COST OF REVENUE	-	-	203,810	187,616

GROSS PROFIT	-	-	98,464	88,322

OPERATING EXPENSES
General and administrative expenses	2,825	3,923	15,500	15,077
Professional and consulting fees	-	5,000	7,500	5,000
Depreciation	-	149	142	446
Total Operating Expenses	2,825	9,072	23,142	20,523

NET (LOSS) INCOME	$(2,825)	$(9,072)	$75,322	$67,799

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANG TIME ENTERTAINMENT, LLC

DBA SHOGUN FIGHTS

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75,322	$67,799

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	142	446

Changes in assets and liabilities:
Accounts receivable	(10,500)	2,000
Prepaid expenses	(4,103)	(5,273)
Accounts payable and accrued expenses	11,685	1,766
Deferred revenue	-	1,000
Net cash provided by operating activities	72,546	67,738

CASH FLOWS FROM FINANCING ACTIVITIES
Members’ distribution	(71,257)	(76,000)
Member contribution	-	5,000
Net cash used in financing activities	(71,257)	(71,000)

INCREASE (DECREASE) IN CASH	1,289	(3,262)

CASH - BEGINNING OF PERIOD	11,842	21,689

CASH - END OF PERIOD	$13,131	$18,427

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bang Time Entertainment, LLC

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Nature of Business

Bang Time Entertainment, LLC DBA Shogun Fights (the Company) is a Maryland limited liability company. The Company operates as a promoter for mixed martial arts events in the Baltimore, Maryland area.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Note 2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 8 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, the unaudited interim condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2016, our results of operations for the three and nine months ended September 30, 2016 and 2015, and our cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2015 and related notes included in our amended initial registration statement Form on S1/A. Filed with the SEC on August 30, 2016.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, the assessment of useful lives and recoverability of long-lived assets, likelihood and range of possible losses on contingencies, valuations of equity securities and intangible assets, fair value of options, among others. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management has determined that a $6,500 allowance is required at September 30, 2016 and December 31, 2015.

Bang Time Entertainment, LLC

Notes to Condensed Financial Statements

(Unaudited)

Revenue Recognition

The Company records revenue from ticket sales and sponsorship income upon successful completion of the related event, at which time services have been deemed rendered, the sales price is fixed and determinable and collectability is reasonably assured.

Income Taxes

The Company is treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Company’s federal tax status as a pass-through entity is based on its legal status as a limited liability company. Accordingly, the Company is not required to take any tax positions in order to qualify as a pass-through entity. The Company is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these unaudited condensed financial statements do not reflect a provision for income taxes and the Company has no other tax positions, which must be considered for disclosure.

Note 3. Accounts Receivable

Accounts receivable consists of the following:

	September 30,	December 31,
	2016	2015

Accounts receivable	$23,000	$12,500

Less allowance for doubtful accounts	(6,500)	(6,500)

Accounts receivable, net	$16,500	$6,000

Note 4. Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2016	2015

Property and equipment	$4,321	$4,321

Less accumulated depreciation	4,321	(4,179)

Property and equipment, net	$-	$142

V3, LLC

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

V3, LLC

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$-	$2,697
Total current assets	-	2,697

TOTAL ASSETS	$-	$2,697

LIABILITIES AND MEMBERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$25,193	$33,065
Accrued expenses	25,000	17,500
Total current liabilities	50,193	50,565

TOTAL LIABILITIES	50,193	50,565

Members’ deficit	(50,193)	(47,868)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$-	$2,697

The accompanying notes are an integral part of these unaudited condensed financial statements.

V3, LLC

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015

REVENUE	$20,104	$32,610	$97,050	$128,110

COST OF REVENUE	10,304	25,500	61,820	106,508

GROSS PROFIT	9,800	7,110	35,230	21,602

OPERATING EXPENSES
General and administrative expenses	5,092	7,711	18,015	28,439
Professional and consulting fees	390	8,280	9,540	9,750
Total Operating Expenses	5,482	15,991	27,555	38,189

NET INCOME (LOSS)	$4,318	$(8,881)	$7,675	$(16,587)

The accompanying notes are an integral part of these unaudited condensed financial statements.

V3, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,675	(16,587)

Changes in assets and liabilities:
Accounts payable and accrued expenses	(372)	17,691

Net cash provided by operating activities	7,303	1,104

CASH FLOWS FROM FINANCING ACTIVITIES
Members’ distribution	(16,500)	(7,782)
Members’ contribution	6,500	3,000

Net cash used in financing activities	(10,000)	(4,782)

DECREASE IN CASH	(2,697)	(3,678)

CASH - BEGINNING OF PERIOD	2,697	5,000

CASH - END OF PERIOD	$-	1,322

The accompanying notes are an integral part of these unaudited condensed financial statements.

V3, LLC

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Nature of Business

V3, LLC (the “Company”) was founded in Memphis, TN as an amateur fighting circuit in 2009. The Company’s mission is to provide quality professional MMA events for fans across the mid-south whether it be live, on television, online, or pay-per-view.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Note 2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 8 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, the unaudited interim condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2016, our results of operations for the three and nine months ended September 30, 2016 and 2015, and our cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2015 and related notes included in our amended initial registration statement Form on S1/A. Filed with the SEC on August 30, 2016.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, the assessment of useful lives and recoverability of long-lived assets, likelihood and range of possible losses on contingencies, valuations of equity securities and intangible assets, fair value of options, among others. Actual results could differ from those estimates.

Revenue Recognition

The Company records revenue from ticket sales and sponsorship income upon successful completion of the related event, at which time services have been deemed rendered, the sales price is fixed and determinable and collectability is reasonable assured.

Income Taxes

The Company is treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Company’s federal tax status as a pass-through entity is based on its legal status as a limited liability company. Accordingly, the Company is not required to take any tax positions in order to qualify as a pass-through entity. The Company is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these unaudited condensed financial statements do not reflect a provision for income taxes and the Company has no other tax positions, which must be considered for disclosure.

GO FIGHT NET, INC.

CONDENSED FINANCIAL STATEMENTS

September 30, 2016

(UNAUDITED)

GO FIGHT NET, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$42,081	$74,532
Accounts receivable, net	900	-
Total current assets	42,981	74,532

Property and equipment - net	16,230	37,037

TOTAL ASSETS	$59,211	$111,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,207	$19,962
401K payable	20,000	24,000
Total current liabilities	38,207	43,962

TOTAL LIABILITIES	38,207	43,962

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 20,000,000 shares authorized 8,000,000 shares issued and outstanding	8,000	8,000
Retained earnings	13,004	59,607
	21,004	67,607
TOTAL STOCKHOLDERS’ EQUITY

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,211	$111,569

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO FIGHT NET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015

REVENUE	$63,133	$100,598	$339,790	$416,533

COST OF REVENUE	65,920	79,412	230,774	256,852

GROSS PROFIT	(2,787)	21,186	109,016	159,681

OPERATING EXPENSES
General and administrative expenses	39,632	41,737	124,631	124,879
Professional and consulting fees	-	5,245	10,180	9,580
Depreciation	6,936	9,122	20,808	27,366
Total Operating Expenses	46,568	56,104	155,619	161,825

NET LOSS	$(49,355)	$(34,918)	$(46,603)	$(2,144)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO FIGHT NET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,603)	$(2,144)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	20,807	27,366

Changes in assets and liabilities:
Accounts receivable	(900)	-
Accounts payable and accrued expenses	(1,755)	(15,556)
401K payable	(4,000)	-

Net cash (used in) provided by operating activities	(32,451)	9,666

(DECREASE) INCREASE IN CASH	(32,451)	9,666

CASH - BEGINNING OF PERIOD	74,532	84,414

CASH - END OF PERIOD	$42,081	$94,080

The accompanying notes are an integral part of these unaudited condensed financial statements.

Go Fight Net, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Nature of Business

Go Fight Net, Inc. (“GFL” or “the Company”) is a sports media company and brand focusing on the combat sports marketplace. The Company combines proprietary technology with content production and acquisition to deliver diverse and compelling content to a global audience. GFL content is distributed globally in all broadcast mediums through the Company’s proprietary distribution platform via cable/satellite, internet, IPTV and mobile protocols.

GFL by the Numbers:

•	Broadcast an average of 450 live events annually (2,500 events since 2008) to viewers in 199 countries.

•	Produced 150 weekly episodes of the GFL “real fights” series airing on Comcast Sports Net, SNY and other networks globally – this series continues to air weekly.

•	More than 25,000 fighters in our database comprising over 18,000 fights.

•	More than 10,000 titles comprising approximately 10,000 hours of video - adding 1200 hrs annually to our library.

Technology Platform

The Company has built a scalable online master control that enables a wide range of functionality in the ingest and delivery of large amounts of data and video to viewers using a broad range of devices and formats to access its content.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Note 2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 8 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, the unaudited interim condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2016, our results of operations for the three and nine months ended September 30, 2016 and 2015, and our cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

These unaudited interim condensed financial statements should be read in conjunction with the condensed financial statements for the year ended December 31, 2015 and related notes included in our amended initial registration statement Form on S1/A. Filed with the SEC on August 30, 2016.

Go Fight Net, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, the assessment of useful lives and recoverability of long-lived assets, likelihood and range of possible losses on contingencies, valuations of equity securities and intangible assets, fair value of options, among others. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management has determined that no allowance is required at September 30, 2016 or December 31, 2015.

Revenue Recognition

The Company acts as a producer, distributor and licensor of video content. The Company’s online video content is offered on a pay per view (“ppv”) basis for ourselves and our promoter clients.  We record revenue on pay per view transactions upon receipt of payment to our credit processing partners.  The Company charges viewers a fee per pay per view purchase transaction for entitling a viewer to watch the desired video.  The Company records revenue net of a fee for the credit card processing cost per transaction. The Company maintains all revenues from videos we film for ourselves and distribute a profit share, typically 50% to promoters who use our streaming services. The Company generates revenues from video production services, and books this revenue upon completion of the video production project. The Company generates revenues from licensing the rights to videos to networks overseas and domestically, and books those revenues upon delivery of content.  To the extent there are issues (i) watching a video (ii) with our production services or (iii) with the quality of a video we send out for distribution to a network we would issue a partial or full refund based on the circumstances. Given the nature of our business, these refund requests come within days of delivery, thus we would not anticipate any refund request in excess of 30 days from a ppv purchase, a license delivery or video production performance.  The Company has reserves of $2,794 and $1,380 for the periods ended September 30, 2016 and 2015, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Go Fight Net, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 3. Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2016	2015

Computers	$13,565	$13,565
Production equipment	95,710	95,710
Video library equipment	10,000	10,000
Vehicle	6,500	6,500
Total fixed assets	125,775	125,775

Less accumulated depreciation	$(109,545)	$(88,738)

Property and equipment, net	$16,230	$37,037

Note 4. 401K Payable

The Company maintains a contributory profit sharing plan as defined under Section 401(k) of the U.S. Internal Revenue Code covering one employee.  At December 31, 2015, the Company had a 401(k) accrual totaling $24,000. In 2016, the Company accrued an additional $20,000 to the 401 (k) accrual and paid down $24,000 bringing the total payable to $20,000 at September 30, 2016.

Cagetix, LLC

CONDENSED FINANCIAL STATEMENTS

September 30, 2016

(UNAUDITED)

CageTix, LLC

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS

Cash	$48,969	$57,334

TOTAL ASSETS	$48,969	$57,334

LIABILITIES AND MEMBERS’ DEFICIT

CURRENT LIABITIES
Accounts payable	60,885	62,449
Accrued expenses	30,183	19,721

Total current liabilities	$91,068	$82,170

Members’ deficit	(42,099)	(24,836)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$48,969	$57,334

The accompanying notes are an integral part of these unaudited condensed financial statements.

CageTix, LLC

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015

NET REVENUE	$48,183	$19,003	$105,611	$54,676

OPERATING EXPENSES	4,377	9,899	21,748	14,677

NET INCOME	$43,806	$9,104	$83,863	$39,999

The accompanying notes are an integral part of these unaudited condensed financial statements.

CageTix, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83,863	$39,999

Changes in assets and liabilities:
Accounts payable	(1,564)	24,589
Accrued expenses	10,462	2,481

Net cash provided by operating activities	92,761	67,069

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from members	-	6,900
Distributions to members	(101,126)	(42,697)

Net cash used in financing activities	(101,126)	(35,797)

(DECREASE) INCREASE IN CASH	(8,365)	31,272

CASH - BEGINNING OF PERIOD	57,334	14,747

CASH - END OF PERIOD	$48,969	$46,019

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cagetix, LLC

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Nature of Business

CageTix, LLC allows fighters to sell consigned tickets online and have sales tracked for promoters. The Company is the first group sales service to focus specifically on Mixed Martial Arts and expanded in 2015 to additional combat sports.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Note 2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, the unaudited interim condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2016, our results of operations for the three and nine months ended September 30, 2016 and 2015, and our cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2015 and related notes included in our amended initial registration statement Form on S1/A. Filed with the SEC on August 30, 2016.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, the assessment of useful lives and recoverability of long-lived assets, likelihood and range of possible losses on contingencies, valuations of equity securities and intangible assets, fair value of options, among others. Actual results could differ from those estimates.

Revenue Recognition

The Company acts as an agent for ticket sales for promoters and records revenue upon receipt of cash from the credit card companies. The Company charges a fee per transaction for collecting the cash on ticket sales and remits the remaining amount to the promoter upon completion of the event or request for advance from the promoter. The Company’s fee is non-refundable and is recognized immediately as it is not tied to the completion of the event. The Company recognizes revenue upon receipt from the credit card companies due to the following: the fee is fixed and determined and the service of collecting the cash for the promoter has been rendered and collection has occurred.

Cagetix, LLC

Notes to Condensed Financial Statements

(Unaudited)

Income Taxes

The Company is treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Company’s federal tax status as a pass-through entity is based on its legal status as a limited liability company. Accordingly, the Company is not required to take any tax positions in order to qualify as a pass-through entity. The Company is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these unaudited condensed financial statements do not reflect a provision for income taxes and the Company has no other tax positions, which must be considered for disclosure.

Note 3. Revenue

	Nine Months Ended September 30,
	2016	2015

Ticket sales	$1,394,313	816,489

less: Promoter portion	1,288,702	761,813

Net Revenue	$105,611	54,676

Net revenue with one customer was approximately $41,780 or 32% of net Revenue for the nine months ended September 30, 2016. Net revenue with one customer was approximately $10,955 or 15% for the nine months ended September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated historical and pro forma financial statements and related notes included in the Company’s prospectus. In addition, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

We are presenting the following discussion with respect to each Target Company individually, then for Alliance, both individually and on a pro forma basis for the period covered by the pro forma financial statements included herein.

Industry Overview

In less than a quarter century, modern day mixed martial arts has developed from a pariah banned in most U.S. states to an international sports phenomenon that some believe will be an Olympic event within the next two decades. As it is practiced today, MMA evolved directly from a Brazilian combat sport known as vale tudo, Portuguese for ‘anything goes,’ which was popular in the 1920’s. MMA is a full contact sport that permits fighters to use techniques from both striking and grappling martial arts such as Boxing, Wrestling, Taekwondo, Karate, Brazilian jiu-jitsu, Muay Thai, and Judo. The “MMA Industry” generates revenues by promoting live MMA bouts, and through Pay-Per-View, video-on-demand and televised MMA event programming, merchandise sales, event and fighter sponsorships, and the monetization of MMA-related intellectual property royalties.

The MMA industry in its current form traces its origins to the founding of the Ultimate Fighting Championship (“UFC”) in 1993. Initially, the UFC struggled to gain acceptance from the general public, which perceived the sport as excessively violent. Politicians including Senator John McCain of Arizona and New York state assemblyman Bob Reilly led the charge to ban MMA competitions from cable television. When their cable contracts were terminated in 1997, MMA events survived underground through internet and word of mouth promotions until their organizers agreed to a change of rules that allowed the Nevada State Athletic Commission and the New Jersey State Athletic Control Board to sanction the competitions in 2001. In 2006 Johns Hopkins University Medical School commissioned a study published in the Journal of Sports Science and Medicine which concluded that the injury rate in sanctioned MMA events is comparable to other combat sports involving striking and that in fact there are lower knockout rates in MMA compared to boxing. According to a study from The British Journal of Sports Medicine, only 28 percent of MMA bouts ended with a blow to the head, as most fights are decided by a tactical wrestling match where one opponent forces the other into submission.

Today, the sport is legal and regulated in all 50 states. Interest and participation in the sport is growing at a rapid pace. There were over 1,160 professional and pro-am events held in the United States in 2014, and over 3,050 such events in 2015, according to the National MMA Registry, a proprietary database maintained by the Association of Boxing Commissions. The Association is operated by members from commissions from the United States and internationally. According to the National MMA Registry, in 2015 there were a total of 15,105 professional MMA bouts and 12,190 amateur bouts.

Led by the UFC in terms of prominence and market share on a national level, there are in excess of 600 domestic regional MMA promotion companies promoting approximately 40,000 male and female professional and amateur fighters, according to Tapology.com, a leading online MMA forum. On an international basis, Tapology.com reports that the number of MMA promotions exceeds 1,025 with in excess of 90,000 professional and amateur MMA fighters. The UFC states on its website that its live MMA events are currently televised in over 129 countries and territories in approximately 800 million households in 28 languages.

Fueled in part by the notoriety of celebrity MMA athletes, including Olympic medalist Rhonda Rousey, Irish sensation Conor McGregor and legends Anderson Silva, Jose Aldo and Chris Weidman, among others, UFC events are held before crowds routinely averaging 15,000 with several live gates exceeding 50,000, according to the UFC and Tapology.com. Although the business results achieved by the UFC do not bear directly on whether alliance will successfully executive its business plan, they do evidence the wide and growing acceptance of the sport and the opportunity presented by its popularity.

Our Business

Our operations will be centered on the following three business components:

•	Live MMA Event Promotion, which will consist of generating revenue from ticket sales and providing a foundation for national sponsorship and national and international media distribution for our live MMA events.

•	MMA Content Distribution, which will consist of paid distribution of original content on television, cable networks, pay-per-view broadcasts, and over the Internet, in the United States and through international distribution agreements.

•	Sponsorships and Promotions, which will consist of sponsorships for live MMA events and televised productions and related advertising and promotional opportunities.

In addition, we are evaluating the profitability of other revenue sources, such as merchandising, ticketing, and fighter agency and management services.

Our Strategy

Our objective is to enhance the collective market share and profitability of the businesses of the Target Companies, and to become the premier feeder organization to the UFC, Bellator, the World Series of Fighting and other prestigious MMA promotions worldwide. To achieve this objective, we intend to employ the following strategies:

Distributing our Original Content. We intend to leverage the existing MMA fight media libraries of the Target Companies, including the GFL media library which has over 10,000 hours of original fight content, to create programming that we will offer through the www.gfl.tv website as well as through other distribution arrangements. We believe this content has value that has not been monetized primarily due to the limited financial resources of the Target Companies on a stand-alone basis. On a collective basis, the media libraries of the Target Companies comprise one of the largest MMA video archives in existence and contain valuable footage of the determining bouts of many MMA stars from early in their professional careers. The UFC has recognized the value in historic MMA content and recently launched its UFC Fight Pass subscription service which is intended to complement its live event and pay-per-view business. We also intend to produce original MMA programming at MMA events that we promote, and monetize this content through domestic and international distribution arrangements. Several of the Target Companies have established live and delayed television arrangements with a variety of networks, including CBS Sports Network and Comcast Sports Net. CFFC’s agreement with CBS Sports Network provides for eight prime time televised events in 2016 with each event being rebroadcast at least once. We are in discussions with several major networks in anticipation of extending our broadcast opportunities to more Target Company promotions following the acquisition.

Obtaining National Sponsorships. We are in discussions with several prominent brands that we intend to secure as national sponsors for our live promotion events. Presently, the Target Companies rely primarily on local and regional sponsors for their live events, although several have established sponsorship and advertising arrangements with larger organizations such as Adidas, MHP and Bud Light. We are in discussions with several prominent sports marketing agencies experienced in identifying, negotiating and procuring sponsorship agreements between mixed martial arts fighters and prospective sponsors, and are presently working to increase sponsorship revenue at each Target Company event in anticipation of our acquisition of the Target Companies. We are also interviewing several prominent sports marketing and advertising firms with a view towards increasing or expanding existing regional sponsorship arrangements.

Increasing Profitability Through the CageTix Ticketing Platform. As is customary in the MMA industry, the fighters appearing on an event fight card will sell a majority of the tickets sold for that event, an amount that routinely exceeds 70% of total live gate ticket sales. Referred to as “fighter consigned” tickets, sales are generally made in face-to-face cash transactions. Often, ticket proceeds are delivered to the regional MMA promoter on or close to the day of the event, making forecasting and budgeting difficult. Upon the acquisition of CageTix, we intend to aggregate control of the ticketing sales chain by instituting the use of the CageTix platform across all of the Target Companies. We believe that using CageTix will allow us to increase the profitability of the Target Companies’ events, while capturing valuable demographic customer information that will facilitate subsequent sales and marketing efforts. Utilizing proprietary software that is formatted to accommodate a range of mobile devices (iPhone, iPad, Android), the CageTix platform can significantly enhance promoter profitability by offering the security of credit/debit card sales processing; immediate revenue recognition; real time sales reporting; and sales audit and compliance tracking for taxing and regulatory authorities.

Securing More Favorable Event Venues. We intend to migrate the businesses of certain Target Companies from paid event venue arrangements to venues that will compensate the promotions for hosting events, such as community sponsored civic auditoriums. In 2015, approximately 55% of the events promoted by the Target Companies were hosted in venues where the promotion paid to appear at the venue. We expect that the relocation of the Target Companies to paid venues will increase our profitability. By way of example, CFFC’s agreement with the Borgata Hotel Casino & Spa in Atlantic City, New Jersey, provides for six paid events in 2016 (with site fees of $15,000 for each pro event), sound, lighting and engineering support, ushers and security, advertising and promotional support (including local radio and television ads), and hotel rooms and suites with an equivalent of 114 room nights. Hoosier’s agreements for Caesars Entertainment Corp.’s Horseshoe Casino and Blue Chip Casino both provide Hoosier with similar support services as well as paid site fees for the event venues. Both V3 and COGA are in negotiations with casino venues in their respective markets to secure valuable promotion arrangements.

Identifying and Signing Top Prospects. We intend to continue the Target Companies’ history of securing highly-regarded professional fighters to multi-fight agreements, arrangements which will enhance our reputation and the value of our live MMA programming content. By conducting a great number of professional MMA events than other regional promotions, and by televising these events, we are able to provide prospects with multi-fight opportunities and the visibility they seek when affiliating with a promotion. Currently, CFFC has over 50 professional fighters signed to exclusive multi-fight contracts including Shane Burgos, Jared Gordon, and Dominic Mazzotta, whose professional records are 7-0, 10-1, and 11-1, respectively. Hoosier presently has over ten professional fighters signed to exclusive multi-fight promotional agreements, including top prospects Nick Krauss, Kevin Nowaczyk, Joey Diehl and Cole Wilken. By leveraging the relationships of our management team and members of our Board of Directors with top training camps, including Blackhouse MMA, American Top Team, Blackzilians, the Gracie family, Jacksons MMA, Chute Boxe, Octagon MMA, and 4oz Fight Club, we anticipate that we will be able to identify top prospects who will help ensure successful events and establish long-term relationships with the UFC and other leading MMA promotions.

We intend to acquire, on a selective basis, additional profitable regional MMA promotions in markets where we currently do not promote events. We believe that the regional MMA industry is oriented toward consolidation and that we can achieve significant growth through further acquisitions as well as by organically growing our existing MMA promotions. According to the Association of Boxing Commissions, there are presently more than 1,160 registered MMA promoters in the United States and we believe this number exceeds 8,000 worldwide. We estimate that no one promotion has more than a 1% share of the market. We further believe that regional MMA promoters are finding it increasingly difficult to attract the best prospects given the level of competition among regional MMA promoters to secure the best fighters. Since we anticipate promoting over 65 events annually and sending a significant number of fighters to elite promotions such as the UFC, Bellator, World Series of Fighting and other premier MMA promotion, we expect to be able to guarantee multiple fights to top prospects, thereby attracting high-quality fighters.

Competition

The market for live and televised MMA events and for historical MMA video content is extremely competitive.

The principal competitive factors in our industry include:

•	The ability to attract and retain successful professional fighters in order to promote events that are appealing to fans and sponsors.

•	The ability to promote a large number of events and bouts so that fighters are willing to commit to multi-fight agreements.

•	The ability to command the attention of the UFC, Bellator, World Series of Fighting and other premier MMA promotion seeking professional fighters to promote on a national and/or international platform.

•	The ability to produce high-quality media content on a consistent basis to secure television and other media distribution arrangements.

•	The ability to generate brand awareness in the relevant geographic market.

Despite the competition we face, we believe that our approach of combining multiple regional MMA promotions under one umbrella organization enables us to leverage the collective resources and relationships of these promotions to address these competitive factors more effectively. In addition, our multi-regional and, over time, international, presence will enable us to offer sponsors and media outlets a broad geographic footprint in which to market products, services and content.

Acquisition of Target Companies’ Businesses and Target Assets

Upon the completion of our initial public offering on September 30, 2016 we acquired the businesses of the Target Companies and the Target Assets, through a series of asset purchases and, in the case of GFL, through a merger.

The Target Companies

Prior to the acquisitions, the Target Companies consisted of five regional MMA promotion companies, a live MMA video promotion and content distribution company, and an electronic ticketing platform serving MMA and other combat sports events. The Target Companies comprised many of the premier regional MMA promotions in the United States, with CFFC and Hoosier Fight Club ranked among the top 40 of all regional MMA promotions internationally. On a collective basis, these promotions have sent over 50 professional MMA fighters to the UFC, have over 65 professional MMA fighters under multi-fight contracts, and conducted more than 50 professional MMA events in 2015. Many of the Target Companies’ events are televised or streamed live on cable and network stations. In 2015, the Target Companies collectively generated $2.4 million in gross revenue and $0.127 million in net income.

The Target Companies were:

CFFC Promotions, LLC (“CFFC”)

Based in Atlantic City, New Jersey, CFFC was founded in 2011 and has promoted over 57 professional MMA events, primarily in New Jersey and Pennsylvania. Ranked in the top 10 of all regional MMA promotions, CFFC currently airs on the CBS Sports Network as well as www.gfl.tv. and has sent 23 fighters to the UFC, including Aljamain Sterling (11-0), Jimmie Rivera (15-1), Lyman Good (13-3), and Paul Felder (10-2). CFFC’s Robert Haydak and Mike Constantino serve as our President and Director of Business Development, respectively. CFFC has approximately 52 fighters under multi-fight contracts and is scheduled to promote 12 events in 2016. Robert Haydak and Mike Constantino have each been inducted into the New Jersey State Martial Arts Hall of Fame.

Hoosier Fight Club Promotions, LLC (“Hoosier Fight Club” or “HFC”)

Based in the Chicago metropolitan area, HFC was founded in 2009 and has promoted over 25 events, including the first sanctioned event in Indiana in January, 2010. HFC has sent or promoted eight fighters to the UFC and several to Invicta Fighting Championships (the premier all-female MMA promotion) including Neil Magny (16-5), Felice Herrig (10-6), Phillipe Nover (12-5), Josh Sampo (11-5), and Barb Honchak (10-2), the Invicta FC Flyweight Champion and third-ranked pound-for-pound female MMA fighter in the world by MMARising.com. HFC has 11 fighters under multi-fight contracts and is scheduled to promote eight events in 2016. HFC is now available on www.gfl.tv. HFC’s Danielle Vale serves as Regional Vice President in the Chicago area market.

Punch Drunk, Inc. d/b/a COmbat GAmes MMA (“COGA”)

Based in Kirkland, Washington, COGA was founded in 2009 and has promoted over 46 shows primarily in Washington State. COGA frequently airs on ROOT Sports Pacific Northwest regional network as well as www.gfl.tv. Voted “Best Fight Promotion of the Year” for 2011 and 2012 by NW FightScene Magazine, COGA is recognized as the premier MMA promotion in Washington State. COGA has sent 10 fighters to the UFC, including bantam weight champion Demetrious Johnson (26-2-1), Ultimate Fighter winner Michael Chiesa (12-2), light heavy weight Trevor Smith (13-6), and heavy weight Anthony Hamilton (14-4). COGA is scheduled to promote eight events in 2016. COGA’s founder Joe DeRobbio serves as our Regional Vice President for the Pacific Northwest region.

Bang Time Entertainment LLC (d/b/a “Shogun Fights”)

Based in Baltimore, Maryland, Shogun was founded in 2008 and has promoted 13 fights at the Royal Farms Arena in Baltimore, the same venue that hosted UFC 174 in April of 2014. A premier mid-Atlantic regional MMA promotion, Shogun Fights currently airs on Comcast Sportsnet as well as www.gfl.tv and is scheduled to promote two events in 2016. Shogun has sent three fighters to the UFC including Jim Hettes (11-3), Dustin Pague (11-10), and Zach Davis (9-2), with numerous others having fought for Bellator as well. In its past six events, Shogun Fights has had the opportunity to have four UFC veterans, three Ultimate Fighter reality series contestants, ten Bellator Fighting championship veterans and one Strikeforce veteran fight on its professional MMA card. A champion for the legalization of MMA in Maryland, Shogun Fights’ John Rallo serves as our Regional Vice President for the mid-Atlantic region and is scheduled to promote two events in 2016.

V3, LLC (“V3 Fights”)

Based in Memphis, Tennessee, V3 Fights was founded in 2009 and has promoted 45 events primarily at event centers in Memphis, Tennessee and elsewhere in Tennessee, Mississippi and Alabama. V3Fights is the mid-South’s premier MMA promotion and has been broadcast live on Comcast Sports South as well as www.ustream.com, www.YouTube.com. V3Fights is now available on www.gfl.tv. Notable fighters who have fought for V3Fights are Bellator number one heavyweight contender, Tony Johnson (9-2), Bellator fighter, Jonny Bonilla-Bowman (2-0), and Invicta FC star, Andrea “KGB” Lee (3-1). V3Fights currently has 4 fighters under multi-fight contracts and will play host to 10 events in 2016. V3Fights founder Nick Harmeier will serve as our Regional Vice President for the mid-South region and is scheduled to promote 12 events in 2016.

Go Fight Net, Inc (“GFL”).

Founded in 2010, Go Fight Net operates “GoFightLive” or “GFL” a sports media and technology platform focusing exclusively on the combat sports marketplace. With a media library containing 11,000 titles comprising approximately 10,000 hours of unique video content, and the addition of approximately 1,200 hours of new original content annually, GFL maintains the largest continuously growing database of MMA events, fighters, and fight videos in the world. The GFL fighter database contains information on over 25,000 professional and amateur combat sports fighters and over 18,000 fights. GFL combines proprietary technology with content production and acquisition to deliver diverse and compelling content to a global audience. GFL’s content is distributed globally in all broadcast media through its proprietary distribution platform via cable/satellite, Internet, IPTV and mobile protocols. The GFL platform utilizes GFL’s proprietary scalable online master control technology that enables viewers using a broad range of devices and formats to obtain large amounts of video and other content. GFL broadcasts an average of 450 live events annually (having broadcast 2,500 events since inception) to viewers in over 175 countries. GFL has produced 150 episodes of the GoFightLiveTM “real fights” series airing weekly on Comcast Sports Net, SNY and other networks globally.

 Cagetix LLC “CageTix”

Founded in 2009 by Jay Schneider, a seasoned MMA event promoter, CageTix is the first group sales service to focus specifically on the MMA industry. CageTix is intended to be complementary to any existing ticket service used by a promotion such as Ticketmaster or box office sales. CageTix presently services the industry’s top international mixed martial arts events including Legacy, RFA, Bellator MMA, King of the Cage, and Glory. Since its inception, CageTix has sold tickets for over 1200 MMA events and currently services 64 MMA promotions operating in 106 cities. In 2014, CageTix sold 15,883 tickets to 6,391 customers. Formerly the founder of Victory Fighting Championships, Jay Schneider is a member of the Nebraska Athletic Commission and was a senior columnist for Ultimate MMA magazine under the pen name ‘Victory Jay’ for over a decade. Jay Schneider serves as our Vice President following the acquisition.

Acquisition of the Target Assets

In addition to the acquisition of the businesses of the Target Companies, we also acquired the MMA video libraries of two prominent regional promotions. The fighter libraries consist of the following:

Ring of Combat, LLC “Ring of Combat”

Based in Brooklyn, New York, and founded by MMA icon and three-time World Kickboxing Champion Louis Neglia (34-2), Ring of Combat is currently ranked as the No. 4 regional promotion in the world by Sherdog.com, a website devoted to the sport of mixed martial arts that is owned indirectly by Evolve Media, LLC. According to Sherdog.com, its rankings are determined by several factors including (i) the size of the shows put on by the regional promotion, (ii) the quality of fighters affiliated with the promotion, (iii) the number of fighters that matriculate to the UFC and other premier promotions such as Bellator MMA, (iv) the success those fighters have once elevated to the UFC and such other premier promotions, and (v) whether the promotion has a television or other media arrangement in place.

We acquired the exclusive rights to the Ring of Combat fighter library, which includes professional MMA, amateur, and kickboxing events and covers approximately 200 hours of video content. Ring of Combat has sent approximately 90 fighters to the UFC including UFC World Champions Matt Serra (11-7), Frankie Edgar (19-4), and Chris Weidman (13-0), whose fights are included in the Ring of Combat fighter library. We have also secured the media rights to all future Ring of Combat promotions.

Hoss Promotions, LLC “Hoss”

An affiliate of CFFC, Hoss owns the intellectual property rights to approximately 30 MMA events promoted by CFFC. We have acquired the exclusive rights to the Hoss fighter library, which covers approximately 100 hours of video content.

Consideration Paid to Target Companies, Hoss and Louis Neglia

The aggregate consideration paid to acquire the businesses of the Target Companies and the MMA fighter libraries of Hoss and Louis Neglia was approximately $7.8 million, consisting of cash in the amount of $1.6 million, and shares of our common stock with a market value of $6.2 million based on our initial public offering price of $4.50 per share. With respect to each Target Company other than GFL, the purchase price will be adjusted upward in the event that, during the twelve-month period following the completion of the offering, such Target Company exceeds certain gross profit thresholds agreed upon by us and the Target Company. The upward adjustment to the purchase price will be a multiple of seven times the amount by which actual gross profit exceeds the agreed-upon gross profit threshold. Any increase in the purchase price will be paid following the filing of our quarterly report on Form 10-Q for the quarter immediately following the first full calendar year after the completion of our initial public offering and will be paid in shares of our common stock valued at the lesser of (i) the initial public offering price at which shares were sold of $4.50 and (ii) the average of the closing trading price for our stock over the 20 trading days prior to the date on which we file such Form 10-Q.

We valued the business of each Target Company using a number of factors including historical and projected future profitability and expectations of the business of each Target Company under the Alliance brand. Factors we considered include, but are not limited to, current financial position, professional fighter rosters, customer and venue arrangements, media library and other intellectual property rights, prominence in the MMA industry, nature and extent, if any, of sponsorships, television and pay-per-view arrangements, and other relevant characteristics. During our assessment of each Target Company, we recognized that the majority of value resided in the ability of the promoters to establish credible customer and venue relationships, the breadth of each promotion’s video library and related intellectual property rights and, in the case of CageTix, its proprietary ticketing software which we intend to leverage across our platform. While each promotion brings a unique value proposition on a stand-alone basis, we believe that on a combined basis significantly greater value can be realized, particularly in the areas of television and media sponsorship.

Structure of Acquisitions

Although each acquisition agreement contains slightly different terms, we generally acquired the MMA video library and tangible assets of each of the Target Companies, but not their debt. We did, however, acquire the working capital of each Target Company in an amount sufficient to conduct each Target Company’s next scheduled promotional event. The acquisition of GFL is structured as a merger and we acquired all of the outstanding capital stock of GFL in consideration for cash and shares of our common stock. We will license the trademarks of the Target Companies under perpetual, royalty-free licenses that may be terminated only in the event of a material uncured breach of the respective agreement by us.

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

Shogun

The tables below summarize Shogun’s results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue	$-	$-	$-	NA
Cost of revenues	-	-	-	NA
Gross profit	-	-	-	NA
Operating expenses
General and administrative	2,825	3,923	(1,098)	(28.0)%
Professional and consulting fees	-	5,000	(5,000)	100.0%
Depreciation	-	149	(149)	100.0%
Total operating expenses	2,825	9,072	(6,247)	(68.9)%
Net loss	$(2,825)	$(9,072)	$6,247	68.9%

Net revenue is zero for the three months ended September 30, 2016 and 2015, thus, revenue, cost of revenue and operating expenses as a percentage of revenue are not applicable.

The decrease in operating expenses of approximately $6,000 for the three months ended September 30, 2016 compared to the same period in 2015 was attributable primarily to $5,000 of legal and accounting expenses incurred in connection with the contemplated sale of the Shogun business to Alliance.

 CageTix

The tables below summarize CageTix’s results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue	$48,183	$19,003	$29,180	153.6%
Cost of revenues	-	-	-	-
Gross profit	48,183	19,003	29,180	153.6%
Operating expenses	4,377	9,899	(5,522)	(55.8)%
Net income	$43,806	$9,104	$34,702	381.2%

The following table presents CageTix’s operating results as a percentage of revenue:

	Three Months Ended September 30,
	2016	2015
Net revenue	100%	100%
Cost of revenues	-	-
Gross profit	100%	100%
Operating expenses	9.1%	52.1%
Net income	90.9%	47.9%

Net revenue for the three months ended September 30, 2016 increased by more than approximately $29,000, while net income increased by approximately $35,000.This increase reflects the expansion of ticket sales to combat sporting venues outside of mixed martial arts. Alliance anticipates that the expansion of the CageTix ticketing platform into these and other venues will continue.

The decrease in operating expenses for the three months ended September 30, 2016 was due to additional accounting expenses incurred in connection with the contemplated sale of the CageTix business to Alliance in 2015.

CFFC

The tables below summarize CFFC’s results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue	$120,012	$169,388	$(49,376)	(29.1)%
Cost of revenues	107,371	105,580	1,791	1.7%
Gross profit	12,641	63,808	(51,167)	(80.2)%
Operating expenses
General and administrative	18,054	14,219	3,835	27.0%
Professional and consulting	-	13,500	(13,500)	100.0%
Depreciation	453	1,338	(885)	(66.1)%
Total operating expenses	18,507	29,057	(10,550)	(36.3)%
Net (loss) income	$(5,866)	$34,751	$(40,617)	(116.9)%

The following table presents CFFC’s operating results as a percentage of revenue:

	Three Months Ended September 30,
	2016	2015
Net revenue	100%	100%
Cost of revenues	89.5%	62.3%
Gross profit	10.5%	37.7%
Operating expenses
General and administrative	15.0%	8.4%
Professional and consulting	-	8.0%
Depreciation	0.4%	0.8%
Total operating expenses	15.4%	17.2%
Net (loss) income	(4.9)%	20.5%

CFFC’s revenues for the three months ended September 30, 2016 decreased by approximately $49,000, and gross profit decreased by approximately $51,000, over the same period in 2015. These variances are the result of a decrease in ticket sales and sponsorship revenue. Gross profit was directly impacted by decrease in the production and commissions.

The decrease in operating expenses was attributable to the travel and supplies of approximately $7,000 and accounting expenses of $4,500 incurred in connection with the contemplated sale of CFFC to Alliance in 2015.

GFL

Founded in 2010, GFL is a sports media and technology platform focusing exclusively on the combat sports industry. In addition to its extensive video library, GFL uses its proprietary technology platform to offer online streaming media content, televised events and social media access to MMA fans world-wide.

The tables below summarize GFL’s results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue	$63,133	$100,598	$(37,465)	(37.2)%
Cost of revenues	65,920	79,412	(13,492)	(17.0)%
Gross (loss) profit	(2,787)	21,186	(23,973)	(113.2)%
Operating expenses
General and administrative	39,632	41,737	(2,104)	(5.0)%
Professional and consulting	-	5,245	(5,245)	(100.0)%
Depreciation	6,936	9,122	(2,187)	(24.0)%
Total operating expenses	46,568	56,104	(9,536)	(17.0)%
Net loss	$(49,355)	$(34,918)	$(14,437)	41.3%

The following table presents GFL’s operating results as a percentage of revenue:

	Three Months Ended September 30,
	2016	2015
Net revenue	100%	100%
Cost of revenues	104.4%	78.9%
Gross (loss) profit	(4.4)%	21.1%
Operating expenses
General and administrative	62.8%	41.5%
Professional and consulting	-	5.2%
Depreciation	11.0%	9.1%
Total operating expenses	73.8%	55.8%
Net loss	(78.2)%	(34.7)%

For the three months ended September 30, 2016, revenue decreased by approximately $37,000, over the three months ended September 30, 2015. This decrease was the result of the expiration of GFL’s overseas licensing deal and lower broadcast revenue from its promotions. To counter this loss, GFL sought out alternative revenue streams from non-MMA promotional events such as boxing, jiu jitsu, and lacrosse. GFL offered these newer services at slightly reduced rates, which resulted in a decline in profit margins.

Operating expenses decreased by approximately $10,000 for the three months ended September 30, 2016, due to accounting expenses incurred in connection with the contemplated merger of GFL with a holly-owned subsidiary of Alliance in 2015.

HFC

The tables below summarize HFC’s results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue	$52,625	$40,640	$11,985	29.5%
Cost of revenues	32,026	27,344	4,682	17.1%
Gross profit	20,599	13,296	7,303	54.9%
Operating expenses
General and administrative	3,893	892	3,001	336.4%
Depreciation	66	66	-	-%
Total operating expenses	3,959	958	3,001	313.3%
Net income	$16,640	$12,338	$4,302	34.9%

The following table presents HFC’s operating results as a percentage of revenue:

	Three Months Ended September 30,
	2016	2015
Net revenue	100%	100%
Cost of revenues	60.9%	67.3%
Gross profit	39.1%	32.7%
Operating expenses
General and administrative	7.4%	2.2%
Depreciation	0.1%	0.2%
Total operating expenses	7.5%	2.4%
Net income	31.6%	30.4%

HFC’s revenues increased approximately $12,000, for the three months ended September 30, 2016 over the same period 2015. This growth was the result of selling more ticket revenue in 2016 compared to the same period in 2015.

Operating expenses for the period were relatively flat, with the exception insurance expense increase approximately by $3,000.

COGA

The tables below summarize COGA’s results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue	$30,678	$52,795	$(22,117)	(41.9)%
Cost of revenues	24,205	24,268	(63)	(0.3)%
Gross profit	6,473	28,527	(22,054)	(77.3)%
Operating expenses
General and administrative	13,961	31,286	(17,325)	(55.4)%
Professional and consulting	500	6,500	(6,000)	(92.3)%
Depreciation	1,526	2,158	(632)	(29.3)%
Total operating expenses	15,987	39,944	(23,957)	(60.0)%
Net loss	$(9,514)	$(11,417)	$1,903	(16.7)%

The following table presents COGA’s operating results as a percentage of revenue:

	Three Months Ended September 30,
	2016	2015
Net revenue	100.0%	100.0%
Cost of revenues	78.9%	46.0%
Gross profit	21.1%	54.0%
Operating expenses
General and administrative	45.5%	59.3%
Professional and consulting	1.6%	12.3%
Depreciation	5.0%	4.1%
Total operating expenses	52.1%	75.7%
Net loss	(31.0)%	(21.6)%

COGA revenues decreased approximately $22,000 for the three months ended September 30, 2016 over the same period 2015. This reduction was the result of site fees and gate percentage at the casino in 2016 as compared to 2015.

The decrease in operating expenses for the three months ended September 30, 2016 was due to decrease in officer salary and additional accounting expenses incurred in connection with the contemplated sale of the COGA business to Alliance in 2015.

V3 Fights

The tables below summarize V3’s results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue	$20,104	$32,610	$(12,506)	(38.4)%
Cost of revenues	10,304	25,500	(15,196)	(59.6)%
Gross profit	9,800	7,110	2,690	37.8%
Operating expenses
General and administrative	5,092	7,711	(2,619)	(34.0)%
Professional and consulting	390	8,280	(7,890)	(95.3)%
Total operating expenses	5,482	15,991	(10,509)	(65.7)%
Net (loss)	$4,318	$(8,881)	$13,199	(148.6)%

The following table presents V3’s operating results as a percentage of revenue:

	Three Months Ended September 30,
	2016	2015
Net revenue	100%	100%
Cost of revenues	51.3%	78.2%
Gross profit	48.7%	21.8%
Operating expenses
General and administrative	25.3%	23.6%
Professional and consulting	1.9%	25.4%
Total operating expenses	27.3%	49.0%
Net loss	21.5%	(27.2)%

V3’s revenues decreased approximately $13,000, for the three months ended September 30, 2016 over the same period in 2015. This reduction was the result of decrease of ticket sales due to a new venue and decrease in sponsor revenue in 2016 as compared to 2015.

The decrease in operating expenses for the three months ended September 30, 2016 was due to additional accounting expenses incurred in connection with the contemplated sale of the V3 Fights business to Alliance in 2015.

Alliance MMA

Alliance was formed on February 12, 2015 for the purposes of identifying and acquiring businesses that promote or support mixed martial art events and programming.

The tables below summarize Alliance’s results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue	$—	$—	$—	—%
Cost of revenues	—	—	—	—%
Gross profit	—	—	—	—%
Operating expenses
General and administrative	357,826	19,984	337,842	1,690.6%
Professional and consulting	237,585	56,500	181,085	320.5%
Total operating expenses	595,411	76,484	518,927	678.5%
Net (loss)	(595,411)	(76,484)	(518,927)	(678.5)%

Net revenue is zero for the three months ended September 30, 2016 and 2015, thus, revenue, cost of revenue and operating expenses as percentage of revenue are not applicable.

The increase in general and administrative expenses of approximately $338,000 for the three months ended September 30, 2016 over the same period in 2015. Mainly related to the IPO fees of $277,000 which includes NASDAQ listing fees, NASDAQ market fees, public relations, travel costs and printing expense. Additional stock based compensation increased $20,000, increase in salaries and related payroll expenses of $31,000 as we added head counts to the management team as well as target companies acquired and interest expense of $10,000.

The increase in professional and consulting expenses of approximately $181,000 for the three months ended September 30, 2016 over the same period in 2015. Is mainly related to the following: accounting and auditing related expenses of $158,000, Legal fees of $42,000 mainly due to the acquisition of Target Assets, target companies and the evaluation of other acquisition opportunities. Offset by a decrease of market research cost of $19,000.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Shogun

The tables below summarize Shogun’s results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue	$302,274	$275,938	$26,336	9.5%
Cost of revenues	203,810	187,616	16,194	8.6%
Gross profit	98,464	88,322	10,142	11.5%
Operating expenses
General and administrative	15,500	15,077	423	2.8%
Professional and consulting	7,500	5,000	2,500	50.0%
Depreciation	142	446	(304)	(68.2)%
Total operating expenses	23,142	20,523	2,619	12.8%
Net income	$75,322	$67,799	$7,523	11.1%

The following table presents Shogun’s operating results as a percentage of revenue:

	Nine Months Ended September 30,
	2016	2015
Net revenue	100.0%	100.0%
Cost of revenues	67.4%	68.0%
Gross profit	32.6%	32.0%
Operating expenses
General and administrative	5.1%	5.5%
Professional and consulting	2.5%	1.8%
Depreciation	0.0%	0.2%
Total operating expenses	7.7%	7.4%
Net income	24.9%	24.6%

The increase in net revenues of approximately $26,000 for the nine months ended September 30, 2016 over the same period in 2015 resulted from increased volumes in sponsorship revenue of approximately $16,000, ticket sales of approximately $8,000, and food and beverage sales of approximately $2,000.The increase of cost of sales of approximately $16,000 was due to the offset costs relating to the increase of revenue.

The increase in operating expenses of approximately $3,000 for the nine months ended September 30, 2016 compared to the same period in 2015 was attributable primarily to legal and accounting expenses incurred in connection with the contemplated sale of the Shogun business to Alliance.

CageTix

The tables below summarize CageTix’s results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue	$105,611	54,676	50,935	93.2%
Operating expenses	21,748	14,677	7,071	48.2%
Net income	83,863	39,999	43,864	109.7%

The following table presents CageTix’s operating results as a percentage of revenue:

	September 30,
	2016	2015
Net revenue	100.0%	100.0%
Operating expenses	20.6%	26.8%
Net income	79.4%	73.2%

Net revenue for the nine months ended September 30, 2016 increased by more than approximately $51,000, while net income increased by approximately $44,000. This increase reflects the expansion of ticket sales to combat sporting venues outside of mixed martial arts. Alliance anticipates that the expansion of the CageTix ticketing platform into these and other venues will continue following the proposed acquisition.

The increase in operating expenses for the nine months ended September 30, 2016 resulted from an increases in advertising and marketing expenses totaling approximately $3,000 and professional fees of $2,000.

CFFC

The tables below summarize CFFC’s results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue	$431,919	585,499	(153,580)	(26.2)%
Cost of revenues	336,714	387,059	(50,345)	(13.0)%
Gross profit	95,205	198,440	(103,235)	52.0%
Operating expenses
General and administrative	65,265	70,758	(5,493)	(7.8)%
Professional and consulting	7,500	13,500	(6,000)	(44.4)%
Depreciation	1,359	2,678	(1,319)	(49.3)%
Total operating expenses	74,124	86,936	(12,812)	(14.7)%
Net income	$21,081	111,504	(90,423)	(81.1)%

The following table presents CFFC’s operating results as a percentage of revenue:

	Nine Months Ended September 30,
	2016	2015
Net revenue	100%	100%
Cost of revenues	78.0%	66.1%
Gross profit	22.0%	33.9%
Operating expenses
General and administrative	15.1%	12.1%
Professional and consulting	1.7%	2.3%
Depreciation	0.3%	0.5%
Total operating expenses	17.2%	14.8%
Net income	4.9%	19.0%

CFFC’s revenues for the nine months ended September 30, 2016 decreased by approximately $154,000, and gross profit decreased by approximately $103,000, over the same period in 2015. These variances resulted from a decrease in ticket sales and sponsorship rvenue.

The decrease in operating expenses was attributable to accounting expenses of $7,500 incurred in connection with the contemplated sale of the CFFC to Alliance.

GFL

The tables below summarize GFL’s results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue	$339,790	416,533	(76,743)	(18.4)%
Cost of revenues	230,774	256,852	(26,078)	(10.2)%
Gross profit	109,016	159,681	(50,665)	(31.7)%
Operating expenses
General and administrative	124,631	124,879	(248)	(0.2)%
Professional and consulting	10,180	9,580	600	6.3%
Depreciation	20,808	27,366	(6,558)	(24.0)%
Total operating expenses	155,619	161,825	(6,206)	(3.8)%
Net loss	(46,603)	(2,144)	(44,459)	(2,073.6)%

The following table presents GFL’s operating results as a percentage of revenue:

	Nine Months Ended September 30,
	2016	2015
Net revenue	100.0%	100.0%
Cost of revenues	67.9%	61.7%
Gross profit	32.1%	38.3%
Operating expenses
General and administrative	36.7%	30.0%
Professional and consulting	3.0%	2.3%
Depreciation	6.1%	6.6%
Total operating expenses	45.8%	38.9%
Net loss	(13.7)%	(0.5)%

For the nine months ended September 30, 2016, revenue decreased by $76,000, over the nine months ended June 30, 2015. This decrease was the result of the expiration of GFL’s overseas licensing deal and lower broadcast revenue from its promotions. To counter this loss, GFL sought out alternative revenue streams from non-MMA promotional events such as boxing, jiu jitsu, and lacrosse. GFL offered these newer services at slightly reduced rates, which resulted in a decline in profit margins.

Operating expenses remained relatively flat for the Nine months ended September 30, 2016, with the exception of accounting expenses incurred in connection with the contemplated merger of GFL with a wholly-owned subsidiary of Alliance in 2015.

HFC

The tables below summarize HFC’s results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue	$192,987	128,410	64,577	50.3%
Cost of revenues	132,840	86,983	45,857	52.7%
Gross profit	60,147	41,427	18,720	45.2%
Operating expenses
General and administrative	12,799	5,250	7,549	143.8%
Professional and consulting fees	7,790	11,800	(4,010)	(34.0)
Depreciation	200	200	0	—%
Total operating expenses	20,789	17,250	3,539	20.5%
Net income	39,358	24,177	15,181	62.8%

The following table presents HFC’s operating results as a percentage of revenue:

	Nine Months Ended September 30,
	2016	2015
Net revenue	100%	100%
Cost of revenues	68.8%	67.7%
Gross profit	31.2%	32.3%
Operating expenses
General and administrative	6.6%	4.1%
Professional and consulting fees	4.0%	9.2%
Depreciation	0.1%	0.2%
Total operating expenses	10.8%	13.4%
Net income	20.4%	18.8%

HFC’s revenues increased approximately $65,000 for the nine months ended September 30, 2016 over the same period in 2015. This growth was the result of holding one more event in the first nine months of 2016 compared to the same period in 2015, resulting in ticket sale increases of approximately $57,000 and sponsorship fee increases of approximately $8,000. While net revenue increased, HFC’s gross profit margin suffered slightly due to higher fighter expenses and venue production fees.

Operating expenses for the period, with the exception of accounting expenses incurred in connection with the contemplated sale of the HFC business to Alliance, were relatively flat.

COGA

The tables below summarize COGA’s results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue	$89,703	218,300	(128,597)	(58.9)%
Cost of revenues	50,333	84,232	(33,899)	(40.2)%
Gross profit	39,370	134,068	(94,698)	(70.6)%
Operating expenses
General and administrative	26,944	99,141	(72,197)	(72.8)%
Professional and consulting	9,400	8,780	620	7.1
Depreciation	5,610	7,027	(1,417)	(20.2)%
Total operating expenses	41,954	114,948	(72,994)	(63.5)%
Net (loss) income	(2,584)	19,120	(21,704)	(113.5)%

The following table presents COGA’s operating results as a percentage of revenue:

	Nine Months Ended September 30,
	2016	2015
Net revenue	100%	100%
Cost of revenues	56.1%	38.6%
Gross profit	43.9%	61.4%
Operating expenses
General and administrative	30.0%	45.4%
Professional and consulting	10.5%	4.0%
Depreciation	6.3%	3.2%
Total operating expenses	46.8%	52.7%
Net (loss) income	(2.9)%	8.8%

During the periods covered by the financial statements presented, COGA has only held four events verses six events for the nine months ended September 30, 2016 compared to the same period in 2015. Due to scheduling conflicts at COGA’s main venue, this event was not held and is the primary reason for the large decrease in revenues for the nine months ended September 30, 2016 compared to the same period in 2015.

Operating expenses decreased primarily for the decrease in officer salary.

V3 Fights

Based in Memphis, Tennessee, V3 Fights was founded in 2009 and has promoted 45 events primarily at event centers in Memphis, Tennessee and elsewhere in Tennessee, Mississippi and Alabama. V3 typically holds between 8-10 events per year.

The tables below summarize V3’s results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue	$97,050	128,110	(31,060)	(24.2)%
Cost of revenues	61,820	106,508	(44,688)	(42.0)%
Gross profit	35,230	21,602	13,628	63.1%
Operating expenses
General and administrative	18,015	28,439	(10,424)	(36.7)%
Professional and consulting	9,540	9,750	(210)	(2.2)%
Total operating expenses	27,555	38,189	(10,634)	(27.8)%
Net income (loss)	7,675	(16,587)	24,262	(146.3)%

The following table presents V3’s operating results as a percentage of revenue:

	Nine Months Ended September 30,
	2016	2015
Net revenue	100.0%	100.0%
Cost of revenues	63.7%	83.1%
Gross profit	36.3%	16.9%
Operating expenses
General and administrative	18.6%	22.2%
Professional and consulting	9.8%	7.6%
Total operating expenses	28.4%	29.8%
Net income	7.9%	(12.9)%

The decrease in revenue of approximately $31,000, for the nine months ended September 30, 2016 over the same period in 2015, is directly related 2 less events in the period and less ticket sales.

The decrease in operating expenses for the period compared to 2015 were the result of promoting one less event and by a decrease in accounting expenses in connection with the contemplated sale of the V3 business to Alliance in 2015.

Alliance MMA

Alliance was formed on February 12, 2015 for the purposes of identifying and acquiring businesses that promote or support mixed martial art events and programming.

The tables below summarize Alliance’s results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue	$—	—	—	—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses
General and administrative	399,356	25,460	373,896	1,468.6%
Professional and consulting	419,996	183,000	236,996	130.0%
Total operating expenses	819,352	208,460	610,892	293.0%
Net loss	819,352	208,460	610,892	293.0%

Net revenue is zero for the nine months ended September 30, 2016 and 2015, thus, revenue cost of revenues and operating expenses as a percentage of revenue are not applicable.

The increase in general and administrative expenses of approximately $374,000 for the nine months ended September 30, 2016 over the same period in 2015. Mainly related to the IPO fees of $304,000 which includes NASDAQ listing fees, NASDAQ market fees, public relations, travel costs and printing expense. Additional stock based compensation increased $20,000, increase in salaries and related payroll expenses of $31,000 as we added head counts to the management team as well as target companies acquired and interest expense of $19,000.

The increase in professional and consulting expenses of approximately $237,000 for the nine months ended September 30, 2016 over the same period in 2015. Is mainly related to the following: accounting and auditing related expenses of $266,000, Legal fees of $4,000 mainly due to the acquisition of Target Assets, target companies and the evaluation of other acquisition opportunities. Offset by a decrease of market research cost of $33,000.

Liquidity and Capital Resources

Our primary source of cash has been from the issuance of stock primarily in conjunction with our IPO completed on September 30, 2016 and advances under our note payable – related party.

As of September 30, 2016, our cash balance was approximately $5.1 million, which consists primarily of cash on deposit with banks. Our principal use of cash is to continue to acquire successful regional promotions to expand our MMA fan base, pay for operating expenses, and acquire capital assets. As of September 30, 2016, we had an accumulated deficit of $1.2 million.

	Nine Months Ended September 30,
	2016	2015
Consolidated Statements of Cash Flows Data:
Net cash (used in) operating activities	$(864,218)	$(201,200)
Net cash (used in) investing activities	(1,391,736)	—
Net cash provided by financing activities	7,378,830	201,200
Net increase in cash	$5,122,876	$—

We intend to finance our business operations using the proceeds of the IPO, cash on hand and cash provided by our operating activities. While the operations of Alliance and the Target Companies in 2014, 2015, and the nine months of 2016, respectively, were a slight loss, our expenses will increase more quickly than our revenues as we execute our business plan to acquire additional regional MMA promotion companies, increase our marketing expenditures and hire additional employees and build infrastructure. If we begin to operate at a material loss, it will be necessary to fund that loss out of cash on hand, consisting primarily of the net proceeds of the IPO.

Operating Activities

Cash used in operating activities was $864,218 for the nine months ended September 30, 2016, relate to the net loss of $819,352.

Cash used in operating activities was $201,200 for the nine months ended September 30, 2015 primarily relate to the net loss of $208,460.

Investing Activities

Cash used in investing activities was $1,391,736 for the nine months ended September 30, 2016, related to the acquisition of the Target Companies and Target Assets. There was no investing activities for 2015.

Financing Activities

Cash provided by financing activities was $7,378,830 for the nine months ended September 30, 2016, primarily related to our IPO which provided $7,732,280 offset by the repayment of our Note Payable – Related Party of $353,450, net .

Cash provided by financing activities was $201,200 for the nine months ended September 30, 2015, primarily related to proceeds from our Note Payable – Related Party of $195,911 and issuance of founders shares of $5,289.

Contractual Obligations

Our principal contractual commitments consist of obligations under operating leases for office facilities and amount due to Louis Neglia.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, as of September 30, 2016.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2016, there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies ” of the Notes to the Condensed Consolidated Financial Statements for additional detail.

Recent Accounting Pronouncements

See Note 2 – “Summary of Significant Accounting Policies ” of the Notes to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market risk, see ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk in the S-1/A.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of Alliance MMA, Inc.’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications, for a more complete understanding of the topics presented.

This Quarterly Report on Form 10-Q does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

As we are an emerging growth company and a newly-public company with no material operating history prior to the completion of our initial public offering on September 30, 2016, we have only recently commenced implementing "disclosure controls and procedures" ("Disclosure Controls"), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. We conducted an evaluation of the effectiveness of our Disclosure Controls as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited financial and manpower resources, our Disclosure Controls were not effective as of September 30, 2016, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management is in the process of determining how best to implement an effective system to insure that information required to be disclosed in this Quarterly Report on Form 10-Q and subsequent filings to be submitted under the Exchange Act will be recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address these issues to the extent possible given the limitations in our financial and manpower resources. No assurance can be made the implementation of these controls and procedures will be completed in a timely manner or that such controls or procedures will be adequate once implemented.

Change in Internal Control over Financial Reporting

In addition, other than the items noted above, there has been no change in Alliance MMA, Inc.’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during Alliance MMA, Inc.’s most recent quarter that has materially affected, or is reasonably likely to materially affect, Alliance MMA, Inc.’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business or otherwise, we may become involved in legal proceedings. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2016 and December 31, 2015, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors as disclosed in the Company’s amended Registration statement filed with the Securities and Exchange Commission on August 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1 (1)*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE MMA, INC

Date: November 14, 2016	By:	/s/ Paul Danner
	Name:	Paul Danner
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)