Form 10-Q/A
period 2016-09-30
Alliance MMA, Inc.
filed 2016-12-07
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at December 5, 2016: 8,888,978.

EXPLANATORY NOTE

The sole purpose of this Amendment to Alliance MMA, Inc’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 14, 2016 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed with the Securities and Exchange Commission on November 14, 2016.

**	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE MMA, INC

Date: December 7, 2016	By:	/s/ Paul Danner
	Name:	Paul Danner
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)