Form 10-K
period 2016-12-31
Alliance MMA, Inc.
filed 2017-04-17
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37899

ALLIANCE MMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-5412331
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

590 Madison Avenue, 21st Floor

New York, New York 10022

(212) 739-7825

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of April 10, 2017 was 9,404,462.

701 disclosure re offering —

ALLIANCE MMA, INC. ANNUAL

REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

2

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other written and oral statements made from time to time by us or on our behalf may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to anticipated future events, future results of operations or future financial performance. In some cases, you can identify forward-looking statements by terminology such as, “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to:

•	Our ability to manage our growth;
•	Our ability to effectively manage the businesses of the regional MMA promotions and related businesses we acquired, to create synergies among the businesses, and to leverage these synergies to achieve our business objective of creating a developmental league for the MMA industry;
•	Our ability to compete with other regional MMA promotions for top ranked professional MMA fighters and for television and other content distribution arrangements;
•	Sustained growth in the popularity of MMA among fans;
•	Our ability to protect or enforce our intellectual property rights; and
•	Other statements made elsewhere in this annual report.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Part I, Item 1A of this Annual Report and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1. Business

Corporate Information

Our principal executive offices are located at 590 Madison Avenue, 21st Floor, New York, New York, 10022. Our telephone number is (212) 739-7825.

In this Annual Report, “Alliance,” “Alliance MMA,” the “Company,” “we,” “us” and “our” refer to Alliance MMA, Inc. Unless specified otherwise, the financial results in this Annual Report are those of the Company and its subsidiary on a consolidated basis.

Overview

Nature of Business

Alliance MMA, Inc. (“Alliance” or the “Company”) was formed in Delaware on February 12, 2015 to acquire companies in the mixed martial arts (“MMA”) industry. We intend to create a highly organized feeder organization to the sport's highest level of professional competition including The Ultimate Fighting Championship (UFC), Bellator MMA, World Series of Fighting and other prestigious MMA promotions worldwide. The Company plans ultimately to promote over 125 domestic events per year, showcasing more than 1,000 fighters, through regional promotions operating under the Alliance MMA umbrella.

On September 30, 2016, Alliance completed the initial public offering of its common stock and acquired the assets and assumed certain liabilities of six companies. Additionally, we acquired the seventh company, Go Fight Net, Inc. (“GFL”) through a wholly-owned subsidiary of Alliance, GFL Acquisition, Co., Inc. (“Acquisition Co”), also on September 30, 2016. The seven companies consisted of five regional MMA promotion companies, a live MMA video promotion and content distribution company, and an electronic ticketing platform serving MMA and other combat sports events (we refer to these seven companies as the “Target Companies” for all periods prior to September 30, 2016, and as the “Initial Business Units” after such date). The Initial Business Units comprise many of the premier regional MMA promotions in the United States, with CFFC and Hoosier Fight Club ranked among the top 40 of all regional MMA promotions internationally. On a collective basis, these promotions have over 65 professional MMA fighters under multi-fight contracts, and have sent over 50 professional MMA fighters to compete in UFC events. Many of the Initial Business Units’ events are televised on cable and network stations or streamed live via the Internet.

By joining Alliance, smaller promotions become partners in a much larger organization that intends to enhance collective market share and profitability of the businesses through increased ticket sales, incremental events, centralization of certain common business functions, and the application of best business practices across the enterprise.

3

The Initial Business Units are:

CFFC Promotions, LLC (“CFFC”) – based in Atlantic City, New Jersey, CFFC was founded in 2011 and has promoted over 60 professional MMA events, primarily in New Jersey and Pennsylvania. Ranked in the top 10 of all regional MMA promotions, CFFC currently airs on the CBS Sports Network as well as www.gfl.tv and has sent 23 fighters to the UFC, including Aljamain Sterling (11-0), Jimmie Rivera (15-1), Lyman Good (13-3), and Paul Felder (10-2). CFFC’s Robert Haydak and Mike Constantino joined Alliance as President and Director of Business Development, respectively. Robert Haydak and Mike Constantino have each been inducted into the New Jersey State Martial Arts Hall of Fame. CFFC had approximately 52 fighters under multi-fight contracts at the time of acquisition.

Hoosier Fight Club Promotions, LLC (“Hoosier Fight Club” or “HFC”) – based in the Chicago metropolitan area, HFC was founded in 2009 and has promoted over 25 events, including the first sanctioned event in Indiana in January, 2010. HFC has sent or promoted eight fighters to the UFC and several to Invicta Fighting Championships (the premier all-female MMA promotion) including Neil Magny (16-5), Felice Herrig (10-6), Phillipe Nover (12-5), Josh Sampo (11-5), and Barb Honchak (10-2), the Invicta FC Flyweight Champion and third-ranked pound-for-pound female MMA fighter in the world by MMARising.com. HFC’s Danielle Vale joined Alliance as Regional Promoter in the Chicago area market. HFC had 11 fighters under multi-fight contracts at the time of acquisition.

Punch Drunk, Inc. d/b/a COmbat GAmes MMA (“COGA”) – based in Kirkland, Washington, COGA was founded in 2009 and has promoted over 46 shows primarily in Washington State. COGA frequently airs on ROOT Sports Pacific Northwest regional network as well as www.gfl.tv. Voted “Best Fight Promotion of the Year” for 2011 and 2012 by NW FightScene Magazine, COGA is recognized as the premier MMA promotion in Washington State. COGA has sent 10 fighters to the UFC, including bantamweight champion Demetrious Johnson (26-2-1), Ultimate Fighter winner Michael Chiesa (12-2), light heavy weight Trevor Smith (13-6), and heavyweight Anthony Hamilton (14-4). COGA’s founder Joe DeRobbio joined Alliance as Regional Promoter for the Pacific Northwest region.

Bang Time Entertainment, LLC (d/b/a “Shogun Fights”) – based in Baltimore, Maryland, Shogun was founded in 2008 and has promoted 13 fights at the Royal Farms Arena in Baltimore, the same venue that hosted UFC 174 in April of 2014. A premier mid-Atlantic regional MMA promotion, Shogun Fights currently airs on Comcast Sportsnet as well as www.gfl.tv and is scheduled to promote two events in 2016. Shogun has sent three fighters to the UFC including Jim Hettes (11-3), Dustin Pague (11-10), and Zach Davis (9-2), with numerous others having fought for Bellator as well. In its past six events, Shogun Fights has had the opportunity to have four UFC veterans, three Ultimate Fighter reality series contestants, ten Bellator Fighting championship veterans and one Strikeforce veteran fight on its professional MMA card. A champion for the legalization of MMA in Maryland, Shogun Fights’ John Rallo joined Alliance as our Regional Promoter for the mid-Atlantic region.

V3, LLC (“V3 Fights”) – based in Memphis, Tennessee, V3 Fights was founded in 2009 and has promoted 45 events primarily at event centers in Memphis, Tennessee and elsewhere in Tennessee, Mississippi and Alabama. V3 Fights is the mid-South’s premier MMA promotion and has been broadcast live on Comcast Sports South as well as www.ustream.com, www.YouTube.com. V3 Fights is now available on www.gfl.tv. Notable fighters who have fought for V3 Fights are Bellator number one heavyweight contender, Tony Johnson (9-2), Bellator fighter, Jonny Bonilla-Bowman (2-0), and Invicta FC star, Andrea “KGB” Lee (3-1). V3 Fights currently has 4 fighters under multi-fight contracts and will play host to 10 events in 2016. V3 Fights founder Nick Harmeier joined Alliance as Regional Promoter for the mid-South region.

Go Fight Net, Inc. – founded in 2010, Go Fight Net operates “GoFightLive” or “GFL”, a sports media and technology platform focusing exclusively on the combat sports marketplace. With a media library containing 11,000 titles comprising approximately 10,000 hours of unique video content, and the addition of approximately 1,200 hours of new original content annually, GFL maintains the largest continuously growing database of MMA events, fighters, and fight videos in the world. The GFL fighter database contains information on over 25,000 professional and amateur combat sports fighters and over 18,000 fights. GFL combines proprietary technology with content production and acquisition to deliver diverse and compelling content to a global audience. GFL’s content is distributed globally in all broadcast media through its proprietary distribution platform via cable/satellite, Internet, IPTV and mobile protocols. The GFL platform utilizes GFL’s proprietary scalable online master control technology that enables viewers using a broad range of devices and formats to obtain large amounts of video and other content. GFL broadcasts an average of 450 live events annually (having broadcast 2,500 events since inception) to viewers in over 175 countries. GFL has produced 150 episodes of the GoFightLiveTM “real fights” series airing weekly on Comcast Sports Net, SNY and other networks globally.

CageTix LLC (“CageTix”) – founded in 2009 by Jay Schneider, a seasoned MMA event promoter, CageTix is the first group sales service to focus specifically on the MMA industry. CageTix is intended to be complementary to any existing ticket service used by a promotion such as Ticketmaster or box office sales. In addition to the Target Companies, CageTix presently services the industry’s top international mixed martial arts events including Bellator MMA, King of the Cage, and Glory. Since its inception, CageTix has sold tickets for over 1200 MMA events and currently services 64 MMA promotions operating in 106 cities. In 2014, CageTix sold 15,883 tickets to 6,391 customers. Formerly the founder of Victory Fighting Championships, Jay Schneider is a member of the Nebraska Athletic Commission and was a senior columnist for Ultimate MMA magazine under the pen name ‘Victory Jay’ for over a decade. Jay Schneider joined Alliance as Vice President. CageTix's ticketing platform offers Alliance MMA the opportunity to expand ticket sales through enhanced event attendance, as well as collect valuable customer analytics to improve marketing effectiveness.

Acquisition of the Acquired Assets

In addition to the acquisition of the Initial Business Units, we also acquired the MMA video libraries of two prominent regional promotions (which we refer to as the “Target Assets” for all periods prior to September 30, 2016, and the “Acquired Assets” after such date). The video libraries consist of the following:

Ring of Combat, LLC (“Ring of Combat”) – based in Brooklyn, New York, and founded by MMA icon and three-time World Kickboxing Champion Louis Neglia (34-2), Ring of Combat is currently ranked as the No. 4 regional promotion in the world by Sherdog.com, a website devoted to the sport of mixed martial arts that is owned indirectly by Evolve Media, LLC. According to Sherdog.com, its rankings are determined by several factors including (i) the size of the shows put on by the regional promotion, (ii) the quality of fighters affiliated with the promotion, (iii) the number of fighters that matriculate to the UFC and other premier promotions such as Bellator MMA, (iv) the success those fighters have once elevated to the UFC and such other premier promotions, and (v) whether the promotion has a television or other media arrangement in place.

4

On September 30, 2016 we acquired the exclusive rights to the Ring of Combat video library, which included professional MMA, amateur, and kickboxing events and covers approximately 200 hours of video content. Ring of Combat has sent approximately 90 fighters to the UFC including UFC World Champions Matt Serra (11-7), Frankie Edgar (19-4), and Chris Weidman (13-0), whose fights are included in the Ring of Combat fighter library. With the acquisition we also secured the media rights to all future Ring of Combat promotions.

Hoss Promotions, LLC “Hoss” – an affiliate of CFFC, Hoss owned the intellectual property rights to approximately 30 MMA events promoted by CFFC. On September 30, 2016, we acquired the exclusive rights to the Hoss video library, which covers approximately 100 hours of video content.

Consideration Paid to Target Companies, Hoss and Louis Neglia; Contingent Consideration

The aggregate consideration paid to acquire the businesses of the Target Companies and the Target Assets was approximately $7.8 million, consisting of cash in the amount of $1.6 million, and shares of our common stock with a market value of $6.2 million based on the price at which our common stock was sold in our initial public offering of $4.50 per share. With respect to each Target Company other than GFL, the purchase price will be adjusted upward in the event that, during the twelve-month period from October 1, 2016 to September 30, 2017, such Target Company exceeds certain gross profit thresholds agreed upon by us and the Target Company. The upward adjustment to the purchase price will be a multiple of seven times the amount by which actual gross profit exceeds the agreed-upon gross profit threshold. As of December 31, 2017, management has determined that it’s unlikely these thresholds will be met and, therefore, the earn-out liability was adjusted to zero. If any of the Target Companies were to meet the applicable threshold,, the additional consideration would result in an increase in the purchase price, would be paid following the filing of our quarterly report on Form 10-Q for the period ended March 31, 2018 in shares of our common stock valued at the lesser of (i) the initial public offering price of $4.50 and (ii) the average of the closing trading price for our stock over the 20 trading days prior to the date on which we file such Form 10-Q.

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

Structure of Acquisitions

Although each acquisition agreement contained slightly different terms, we generally acquired the MMA video library and tangible assets of each of the Target Companies, but not their debt. The acquisition of GFL was structured as a merger and we acquired all of the outstanding capital stock of GFL in consideration for cash and shares of our common stock. Alliance MMA, the Alliance MMA logo, and SuckerPunch are trademarks of the Company. We have licensed the trademarks of the Target Companies under perpetual, royalty-free licenses that may be terminated only in the event of a material uncured breach of the respective agreement by us.

Summary of the Terms of the Acquisition Agreements

Although the following summarizes the material terms of the acquisition agreements, it does not purport to be complete in all respects and is subject to, and qualified in its entirety by, the full text of the acquisition agreements, a copy of each of which is filed as an exhibit to the registration statement for our initial public offering. Additionally, the following summary discusses the acquisition agreements in general terms and does not identify the instances where one acquisition agreement may differ from another. Other than the amount of consideration to be received, all of the acquisition agreements are substantially similar.

Executive Employment Agreement and Non-Competition and Non-Solicitation Agreements

In connection with the acquisitions of the Target Companies, each of the principal equity holders of the Target Companies entered into an employment agreement with us where such individuals now serve as our regional General Managers. Certain individuals who were previously associated with Target Companies were offered corporate positions including Rob Haydak who serves as our President, Michael Constantino who serves as Director of Business Development, Jason Robinett who serves as our Chief Technology Officer, and GFL’s David Klarman who serves as Vice President of GFL. Each employment agreement is for a three-year term, and provides for base compensation and discretionary bonuses. We may terminate an employee for cause, which includes gross negligence or willful misconduct, or without cause. Where the employee elects to terminate their agreement, where he or she is terminated by us for cause, or in the event of his or her death or disability, we will provide salary and benefits under the terms of the agreement up to the date of termination. In circumstances where we elect to terminate an employment agreement without cause, we will continue to pay his or her salary through the end of the term of the applicable agreement in accordance with our customary payroll practices.

In addition to executive employment agreements, each employee entered into a non-competition and non-solicitation agreement that contain restrictions prohibiting such person from soliciting our employees or conducting a competitive business in the MMA industry for a period ranging from one to three years after the termination of such executive’s employment with us for any reason. With respect to the non-competition and non-solicitation agreement we entered into with COGA’s Joe DeRobbio, the non-competition and non-solicitation prohibitions continue for a period of two years after termination of employment other than where we terminate Mr. DeRobbio without cause. With respect to the non-competition and non-solicitation agreement we entered into with Shogun’s John Rallo, the non-competition and non-solicitation prohibitions are for a period of one year after termination of employment with cause.

5

Trademark License Agreement

Upon the acquisition of each Target Company on September 30, 2016, we entered into a trademark license agreement with such Target Company, other than CageTix whose trademark rights were purchased, pursuant to which we licensed the trademarks used by the Target Company in connection with the MMA promotion business we acquired. Each agreement provides that the trademarks are licensed on an exclusive, perpetual, fully-paid, royalty-free basis and may be terminated by the licensor only in the event of our material uncured breach or under circumstances where we terminate the regional vice president without cause.

Initial Public Offering (“IPO”)

Alliance completed the first tranche of its initial public offering on September 30, 2016, with the sale of 1,813,225 shares of common stock with net proceeds of $7,732,280, and closed the acquisitions of all the Target Companies and Target Assets of Hoss Promotions and Louis Neglia’s Ring of Combat. The Company completed the offering in October and sold an additional 409,083 shares with net proceeds of $1,168,861. The offering was underwritten on a best-efforts basis by Network 1 Financial Securities, Inc.

The combination of the Target Companies and Target Assets formed our initial operations. We intend to acquire additional regional promotions over time to create a developmental league for professional MMA fighters to showcase their athletic skills with the intent of eventually graduating to compete at the highest level with the Ultimate Fighting Championship (“UFC”), and other premier MMA promotions such as Bellator MMA. The combination of the acquired promotions will allow the Company to identify and cultivate the next generation of UFC and other premier MMA promotion champions, while at the same time create live original media content, attract an international fan base, and generate sponsorship revenue for the Company’s live MMA events and professional fighters.

The Company incurred an aggregate $4,545,850 net loss from inception to September 30, 2016, $2,595,000 of which was related to non-cash compensation in the form of shares of our common stock, which is non-recurring. To fund the Company’s startup expenses, a loan agreement was entered into with a related party, Ivy Equity Investors, LLC, in February 2015 for up to an initial $500,000 of borrowings. In May 2016, the loan agreement was amended to permit up to $600,000 of borrowings for startup expenses and in July 2016 the loan agreement was amended again to permit up to $1,000,000 of borrowings. Upon the completion of the IPO, approximately $877,000 of the proceeds were used to pay off the current balance of the note payable and accrued interest.

For accounting and reporting purposes, Alliance has been identified as the accounting acquirer of each of the Target Companies. In addition, each of the Target Companies has been identified as an accounting co-predecessor to the Company.

Subsequent Acquisition of IT Fight Series, Fight Time Promotions and SuckerPunch Entertainment

In addition to the acquisition of the Initial Business Units, on December 9, 2016, the Company acquired the Ohio-based MMA promotion business of Ohio Fitness and Martial Arts, LLC d/b/a Iron Tiger Fight Series (“IT Fight Series”) for an aggregate consideration of $656,665, of which $150,000 was paid in cash and $506,665 was paid with the issuance of 133,333 shares of the Company’s common stock valued at $3.80 per share. In connection with the acquisition, Scott Sheeley, the sole owner of IT, placed 50,000 shares of the 133,333 shares of common stock issued as part of the purchase price into escrow to guarantee the financial performance of the IT MMA promotion business post-closing. Accordingly, in the event the gross profit of the IT Fight Series MMA promotion business is less than $107,143 in fiscal year 2017, all 50,000 shares will be forfeited.

IT Fight Series was founded by Mr. Sheeley in 1995, and currently hosts approximately ten MMA promotions per year in various cities throughout the Ohio region. Since launching its inaugural event in 1995, IT Fight Series has promoted more than 70 shows and has promoted more than a dozen fighters who went on to compete at the highest level of professional MMA competition with including the UFC, Bellator MMA and other premier promotions. Mr. Sheeley is a former professional fighter with over 40 bouts and 25 years of experience in various styles of martial arts. He has appeared in several major motion pictures, and has created and operated a number of successful business ventures outside of his MMA promotion.

On January 24, 2017, the Company acquired the MMA promotion business of Fight Time Promotions, LLC (“Fight Time”), for an aggregate consideration of $362,508, of which $84,000 was paid in cash and $278,508 was paid in shares of the Company’s common stock valued at $3.73 per share. In connection with the acquisition Karla Guadamuz-Davis, the sole selling member of Fight Time, placed 28,000 shares of the 74,667 shares of common stock issued as part of the purchase price into escrow to guarantee the financial performance of the FT MMA promotion business post closing. Accordingly, in the event the gross profit of the Fight Time MMA promotion business is less than $60,000 in the twelve months following the closing, all 28,000 shares will be forfeited. Also in connection with the acquisition, the Company entered into a two-year executive employment agreement with Ms. Davis who will serve as General Manager, Fight Time Promotions. Ms. Davis will receive base compensation of $40,000 per year under the agreement.

Founded in 2010 by Ms. Davis and her late husband, Olympic Gold Medalist Howard Davis Jr., Fight Time has produced 34 events in Miami and Fort Lauderdale, many of which have been featured on the CBS Sports Network, Comcast Sports Net, and HBO Plus. Co-Founder Howard Davis Jr. was the 1976 boxing Olympic lightweight gold medalist, the first fighter to win the New York Golden Gloves 4-times in a row, and was awarded the Val Barker Trophy for being the most outstanding boxer of the 1976 Olympics, beating out teammates Sugar Ray Leonard and Michael Spinks.

On January 4, 2017 the Company acquired Roundtable Creative Inc., a Virginia corporation d/b/a SuckerPunch Entertainment, a leading fighter management and marketing company (“SuckerPunch”) through a merger between SuckerPunch and a wholly-owned subsidiary of the Company, for an aggregate consideration of $1,350,000, of which $300,000 was paid in cash and $1,050,000 was paid in shares of the Company’s common stock valued at $3.74 per share. SuckerPunch was the surviving entity in the merger. In connection with the acquisition, Brian Butler-Au, the sole stockholder of SuckerPunch, placed 108,289 shares of the 280,749 shares of common stock issued as part of the merger consideration into escrow to guarantee the financial performance of the SuckerPunch business post-closing. Accordingly, in the event the gross profit of the SuckerPunch business is less than $265,000 in the twelve months following the closing, all 108,289 shares will be forfeited.

Headed by Mr. Butler-Au and Bryan Hamper, SuckerPunch is a leading MMA fighter management and marketing company. SuckerPunch works with matchmakers at the UFC and other top-tier promotions to deliver top MMA talent. In some cases, regional talent is delivered to these premier promotions by Alliance MMA fight promotions, specifically when those athletes are ready for global contracts, thereby avoiding conflicts in representation. Since 2007, SuckerPunch has managed several Ultimate Fighting Championship (UFC) titleholders including Joanna Jedrzejczyk, Jens Pulver, Carla Esparza and, most recently, Max Holloway.

Company Organizational Infrastructure

At the closing of the IPO in October 2016, the Company was faced with the task of quickly integrating the Initial Business Units and the Acquired Assets in order to ensure the newly-formed business was able to commence functioning as a single, coherent enterprise. Towards that end, the Company endeavored to form a corporate organization designed to support attaining its stated objectives by making a significant investment in recruiting human capital. As of the date of this filing, Alliance has successfully attracted and retained a number of senior-level, highly experienced personnel whose respective skills and expertise are now being applied to ensure the greatest likelihood of achieving positive outcomes. A sampling of these key hires include:

Eric Del Fierro was named General Manager of Alliance MMA’s San Diego operations in October 2016. The greater San Diego area is an epicenter of fascination for the MMA sport, and is a critical major market for the Company. Throughout his distinguished MMA carrier, Mr. Del Fierro has coached more than 50 UFC fighters including Bantamweight Champion Dominick Cruz, Phil Davis, Brandon Vera, Cat Zingano, Jeremy Stephens and Alex Gustafsson. Mr. Del Fierro was also co-owner of Total Combat, a regional MMA promotion that produced 35 MMA events over a period of six years, including a performance in Mexico City that attracted more than 15,000 spectators.

James Platek was recruited in October 2016 as the Director of Investor Relations. Mr. Platek has more than 25 years of finance, investment and capital markets experience with leading asset management, financial services and investment banking firms, including Northeast Securities, Millennium Management and Fieldstone Capital Group. His seasoned background affords Mr. Platek the ability to clearly communicate the Company’s investment thesis to a broad investment audience, while leveraging his significant buy-side investor relationships, particularly in hedge fund, family office and asset management, to the Company’s advantage.

Jason Robinett joined the Company in November 2016 as our Chief Technology Officer. His assignment involves creating a fully integrated IT infrastructure that first merges the existing capabilities of Alliance's CageTix electronic ticketing platform with its Go Fight Live! (GFL) video production and content distribution operation, then based on a comprehensive technology roadmap, expand interoperative functionality between the two related businesses with the objective of maximizing shareholder value. Additionally, Mr. Robinett will participate in Alliance's current implementation of Microsoft Dynamics NAV, a highly adaptable, cloud-based enterprise resource planning (ERP) solution to address the company's promotional event operations, corporate purchasing, enterprise operations, accounting, tax, audit, and regulatory compliance requirements. The objective is to standardize and simplify the accounting data input function to streamline operational reporting, and to provide our Geneal Managers and corporate management with meaningful, near real-time performance metrics to assist in better managing event operations. Prior to joining Alliance, Mr. Robinett was previously employed by Expedia where he served as their Chief Information Security Officer overseeing the design and implementation of the company's first information security program, and Watermark Estate Management Services, a private entity that oversees many of Bill Gates' personal and family matters, as their Director of Technology Services.

Ira Rainess, a highly regarded sports marketing expert, was retained by Alliance MMA in November 2016 to focus primarily on athlete contracts and sponsorship agreements. Rainess’ unique major league sports experience working with sports icons including Cal Ripken, Jr. and Ray Lewis, along with corporate partners including Red Bull, EA Sports, Pepsi-Cola, Nike and Under Armour, will be relied upon as Alliance MMA continues acquiring regional promotions in major markets across the country. Rainess will collaborate with corporate counsel to provide strategic perspective on several aspects of the talent organization, and will assist in optimizing existing and future third-party relationships.

Scott Viscomi, a veteran of combat sports marketing, joined the Company in December 2017 as Director, Event Sales & Marketing. In this essential role, Viscomi is assigned to work closely with the Company’s General Managers to create incremental revenue through local and regional sponsorships, which in turn will assure we are maximizing the profitability of each of our promotions. He has an extensive background in sales and business development, and a successful track record of driving incremental revenue, most recently serving as the Managing Director USA of Adidas Combat Sports.

Scott Sheeley, an accomplished professional martial artist and former owner of Iron Tiger Fight Series, was appointed Director for Emerging Markets in February 2017. In this capacity, Mr. Sheeley will capitalize on his extensive off-shore experience and personal network to form a foundation on which the Company expects to generate additional revenue streams outside of the United States. While Alliance’s near-term plan is to first secure a persistent presence in the top 20 domestic media markets, our longer-term intent is to begin simultaneously exploring emerging market opportunities outside the United States. Towards that end, the company intends to make the necessary investment in Mr. Sheeley’s position now in order to capitalize on his international industry experience and vast personal contacts, recognizing and acknowledging pursuit of those business opportunities overseas typically takes time and patience. As such Alliance MMA is initiating action now in order to be ready to execute such prospective endeavors once our local objectives have been successfully attained.

James Byrne joined Alliance MMA in February 2017 in the capacity of Chief Marketing Officer. His background has been spent primarily in arena sports marketing working closely with some of sports storied impresarios including both Vince McMahon as the senior marketing executive for World Wrestling Entertainment during the “Attitude Era,” and more recently working alongside Dana White and Lorenzo Fertitta in the same capacity for the Ultimate Fighting Championship organization. Mr. Byrne most recently served as Chief Marketing Officer for Glory Sports International, headquartered in Singapore, where he succeeded in securing kickboxing’s place in the worldwide fight sport ecosystem. Mr. Byrne’s responsibilities at Alliance include creating a an effective brand strategy for the enterprise, securing national brand sponsorships, and leveraging all of the company’s assets to create desire among the fight-consuming public for all of the Company’s products and services.

Our Business

Our operations are centered on the following three business components:

•	Live MMA Event Promotion, which consists of generating revenue from ticket and concession sales and providing a foundation for national sponsorship and national and international media distribution for our live MMA events.

•	MMA Content Media Rights deals, which consist of paid distribution of original content on television, cable networks, pay-per-view broadcasts, OTT, streaming over the Internet, in the United States and through international licensing agreements.

•	Sponsorships and Promotions, which consists of regional sponsorship fees for live and taped MMA events, in-arena presence with related advertising and promotional opportunities, including activation.

In addition, we are evaluating optimized profitability of these and other revenue sources, such as merchandising, ticketing, and fighter agency and management services.

Our Strategy

Our objective is to identify and cultivate the next generation of fighters and champions for the Ultimate Fighting Championship (UFC) and other prestigious MMA promotions worldwide. With some of the leading regional MMA promotions under the Alliance MMA umbrella, we aim eventually to host in excess of 125 live MMA events per year, showcasing more than 1,000 fighters. We are also dedicated to generating live original sports media content, attracting an international fan base, and securing major brand sponsorship revenue for live MMA events, digital media and Alliance MMA fighters. To achieve these objectives, we intend to employ the following strategies:

Acquiring Additional Regional Promotions and Expanding Existing Promotions

The Company expects to acquire up to 12 additional MMA promotions over the next eight months and to increase the number of events that our existing seven regional promotions presently conduct. It is our intention to host approximately 125 events over the next 12 to 18 months in top media markets across the US.

Licensing our Original Content

We intend to leverage the existing MMA fight media libraries of the Initial Business Units, including the GFL media library which has over 10,000 hours of original fight content, to create programming that we will offer through the www.gfl.tv website as well as through other distribution arrangements. We believe this content has value that has not been monetized primarily due to the limited financial resources of the Initial Business Units on a stand-alone basis. The media libraries of the Initial Business Units contain valuable footage of the determining bouts of many MMA stars from early in their professional careers. The UFC has recognized the value in historic MMA content and recently launched its UFC Fight Pass subscription service that complements its live event and pay-per-view business. We also intend to produce original MMA programming at MMA events that we promote, and monetize this content through domestic and international distribution arrangements. Several of the Initial Business Units have established live and delayed television arrangements with a variety of networks, including CBS Sports Network and Comcast Sports Net.

Obtaining National Sponsorships

Presently, the Initial Business Units rely primarily on local and regional sponsors for their live events, although several have established sponsorship and advertising arrangements with larger organizations such as Adidas, MHP and Bud Light. We are in discussions with several prominent sports marketing agencies experienced in identifying, negotiating and procuring sponsorship agreements between mixed martial arts fighters and prospective sponsors, and are presently working to increase sponsorship revenue at each of our events. We are also interviewing several prominent sports marketing and advertising firms with a view towards increasing or expanding existing regional sponsorship arrangements.

Increasing Profitability Through the CageTix Ticketing Platform

As is customary in the MMA industry, the fighters appearing on an event fight card will sell a majority of the tickets sold for that event, an amount that routinely exceeds 70% of total live gate ticket sales. Referred to as “fighter consigned” tickets, sales are generally made in face-to-face cash transactions. Often, ticket proceeds are delivered to the regional MMA promoter on or close to the day of the event, making forecasting and budgeting difficult. Since the acquisition of CageTix, we have aggregated control of the ticketing sales chain by instituting the use of the CageTix platform across all of the Target Companies. We believe that using CageTix will allow us to increase the profitability of the Acquired Business’ events, while capturing valuable demographic customer information that will facilitate subsequent sales and marketing efforts. Utilizing proprietary software that is formatted to accommodate a range of mobile devices (iPhone, iPad, Android), the CageTix platform can significantly enhance promoter profitability by offering the security of credit/debit card sales processing; immediate revenue recognition; real time sales reporting; and sales audit and compliance tracking for taxing and regulatory authorities.

Securing More Favorable Event Venues

We intend to migrate the MMA promotional events of certain Initial Business Units from paid event venue arrangements to venues that will compensate the promotions for hosting events, such as community sponsored civic auditoriums and casino venues. We expect that the relocation of the Target Companies to paid venues will increase our profitability.

Identifying and Signing Top Prospects

We intend to continue the Initial Business Units’ history of securing highly-regarded professional fighters to multi-fight agreements, arrangements which will enhance our reputation and the value of our live MMA programming content. By conducting a greater number of professional MMA events than other regional promotions, and by televising these events, we are able to provide prospects with multi-fight opportunities and the visibility they seek when affiliating with a promotion. Currently, CFFC has over 50 professional fighters signed to exclusive multi-fight contracts including Shane Burgos, Jared Gordon, and Dominic Mazzotta, whose professional records are 7-0, 10-1, and 11-1, respectively. Hoosier presently has over ten professional fighters signed to exclusive multi-fight promotional agreements, including top prospects Nick Krauss, Kevin Nowaczyk, Joey Diehl and Cole Wilken. By leveraging the relationships of our management team and members of our Board of Directors with top training camps, including Blackhouse MMA, American Top Team, Blackzilians, the Gracie family, Jacksons MMA, Chute Boxe, Octagon MMA, and 4oz Fight Club, we anticipate that we will be able to identify top prospects who will help ensure successful events and establish long-term relationships with the UFC and other leading MMA promotions.

We intend to continue to acquire, on a selective basis, additional profitable regional MMA promotions in markets where we currently do not promote events. We believe that the regional MMA industry is oriented toward consolidation and that we can achieve significant growth through further acquisitions as well as by organically growing our existing MMA promotions. According to the Association of Boxing Commissions, there are presently more than 1,160 registered MMA promoters in the United States and we believe this number exceeds 8,000 worldwide. We estimate that no one promotion has more than a 1% share of the market. We further believe that regional MMA promoters are finding it increasingly difficult to attract the best prospects given the level of competition among regional MMA promoters. Since we anticipate promoting over 65 events annually and sending a significant number of fighters to elite promotions such as the UFC and Bellator, we expect to be able to guarantee multiple fights to top prospects, thereby attracting high-quality fighters.

Providing Clear Direction and Support to our General Managers

In most cases, each General Manager associated with a particular promotion was once its owner. As such they have unique strengths and insights and a pronounced ability to share best practices with each other. This cross-collaboration is highly encouraged. In addition to working with their respective state athletic commissions, the Company’s General Managers are given latitude to pursue opportunities in their market with sponsorship, venue selection, matchmaking and event promotional plans tailored to their special needs. With the availability of Alliance resources, many back office and administrative tasks are minimized or eliminated altogether. The resources for the General Managers include access to centralized functions including a marketing department for planning and strategy, and an executive producer for content generation.

Competition

The market for live and televised MMA events and for MMA video content is extremely competitive.

The principal competitive factors in our industry include:

•	The ability to attract and retain successful professional fighters in order to promote events that are appealing to fans and sponsors.

•	The ability to promote a large number of events and bouts so that fighters are willing to commit to multi-fight agreements.

•	The ability to command the attention of the UFC and other premier MMA promotions seeking professional fighters to promote on a national and/or international platform.

•	The ability to produce high-quality media content on a consistent basis to secure television and other media distribution arrangements.

•	The ability to generate brand awareness in the relevant geographic market.

Despite the competition we face, we believe that our approach of combining multiple regional MMA promotions under one umbrella organization enables us to leverage the collective resources and relationships of these promotions to address these competitive factors more effectively. In addition, our multi-regional and anticipated international presence will enable us to offer sponsors and media outlets a broad geographic footprint in which to market products, services and content.

Government Regulation

Our MMA events are regulated at the state level by the athletic commission in each state where our promotions are conducted. The boxing commissions are concerned primarily with the introduction and enforcement of safety rules and oversee MMA in much the same way as they do boxing.

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality agreements, invention assignment agreements and work for hire agreements with our employees and contractors, and confidentiality agreements with third parties. We further control the use of our proprietary technology and intellectual property through provisions in our websites’ terms of use.

As of December 31, 2016, we have an application pending with the United States Patent and Trademark Office (USPTO) to register the Alliance MMA name and also maintain a catalog of copyrighted works, including copyrights to television programming and photographs. We received an initial office action from the USPTO contesting our application to register the Alliance MMA name on the basis that the name appears descriptive. We are contesting this initial office action and believe we will ultimately prevail in securing a registration, but there can be no assurance we will. We also own a number of domain names including, alliancemma.com, gfl.tv and the domain names of each of the Initial Business Units promotions.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which we seek protection of our marks or our copyrighted works. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights may harm our business or our ability to compete.

Seasonality

The Initial Business Units have historically experienced a negative seasonal impact on revenues during the months of June, July and August due to reduced attendance at scheduled events. In order to avoid unprofitable financial results, the Initial Business Units generally elect to forgo scheduling events during this period.

Employees

As of December 31, 2015, we had no employees. Following the acquisition of the Target Companies and additional hires, we had 36 employees as of April 10, 2017.

Facilities

We do not own any real property. Our principal executive offices are located in New York, New York, which includes approximately twenty thousand square feet of shared office space and services that we are leasing.  The original lease had an one-year term that commenced on December 1, 2015, which was renewed until November 30, 2017. There was a single Target Company lease that we assumed when we purchased the related business. We terminated this lease in January 2017. In November 2016, we entered a sublease agreement for office and production space in Cherry Hill, New Jersey. The lease expires on June 30, 2019.

Legal Proceedings

We are not a party to any material pending legal proceedings. We may, from time to time, become a party to litigation and subject to claims incident to the ordinary course of our business. As our growth continues, the number of litigation matters and claims to which we may become a party may also increase. The outcome of litigation and claims cannot be predicted with certainty and the resolution of these matters could materially affect our future results of operations, cash flows or financial position.

Available Information

The internet address for our website is www.alliancemma.com, where we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not incorporated into this or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors

Our business represents a new business model for the MMA industry.

Our business model focuses on creating a developmental feeder organization for the UFC and other premier MMA promotions by combining many leading regional MMA promotions under one umbrella organization. Our business model is unique to the MMA industry and may not prove to be successful. We have a limited operating history upon which you can evaluate our business. Although each of the Initial Business Units has operated independently, in some cases for many years, they commenced combined operations following the closing of our IPO on September 30, 2016 and the integration of those businesses by Alliance. The MMA industry is also rapidly growing and evolving and may develop in a way that is detrimental to our business model. You must consider the challenges, risks and difficulties frequently encountered by early stage companies using new and unproven business models in new and rapidly evolving markets. Some of these challenges relate to our ability to:

•	establish or increase our brand name recognition;

•	continue to acquire prominent regional MMA promotions;

•	ability to integrate acquired businesses;

•	expand our popularity and fan base;

•	successfully produce live events;

•	manage existing relationships with broadcast television outlets and create new relationships to broadcast and distribute our televised content domestically and internationally;

•	develop sponsorship, advertising, licensing and branding activities; and

•	create new outlets for our content and new marketing opportunities.

Our business strategy may not successfully address these and the other challenges, risks and uncertainties that we face, which could adversely affect our overall success and delay or prevent us from achieving profitability.

We may be perceived as a competitive threat to the UFC and to other premier MMA promotions that may use their significantly greater resources to frustrate our business and growth strategy.

It is our intention to serve as a developmental organization for the UFC and other premier national MMA promotions in the same fashion as college athletic programs serve as “feeders” to professional sports leagues. Although we do not intend to compete with these promotions, since we will promote live events, televise and distribute MMA media and related content, solicit sponsorship revenues and seek to secure professional MMA fighters to multi-fight contracts, we may be perceived as a competitor by these organizations. Should the UFC or another premier national MMA promotion view us as a competitive threat they could use their significantly greater resources to frustrate our business and growth strategy and materially and adversely affect our business.

A future decline in the popularity of mixed martial arts could adversely affect our business.

Our operations are affected by consumer tastes and sports and entertainment trends, which are unpredictable and subject to change, and may be affected by changes in the social and political climate. We believe that MMA is growing in popularity in the United States and around the world, but a change in our fans’ tastes or a material change in the perceptions of the MMA industry, whether due to social or political issues or otherwise, could adversely affect our operating results and have a material adverse effect on our business.

We may not be able to attract and retain key professional MMA fighters.

Our business is dependent upon identifying, recruiting and retaining highly regarded professional MMA fighters for our promotions. Fans and sponsors are attracted to events featuring top fighters, and the value placed on a promotion’s television and other media rights is dependent to a great extent on the quality of the promotion’s fighter roster. We may not be able to attract and retain key professional MMA fighters due to competition with other regional promoters for the same fighters. Failing to put on events featuring top professional fighters could adversely affect our operating results and have a material adverse effect on our business.

We may not be able to attract national promotional and advertising sponsorships or maintain such arrangements.

Our business strategy involves developing national sponsorship arrangements, or expanding existing regional sponsorship arrangements, in support of our network of live MMA events. We will compete with larger more established sports and entertainment organizations and media outlets for sponsorship and advertising revenue. While many of our Initial Business Units have existing local and regional sponsorship arrangements with large advertisers who advertise on a national basis in our target markets and demographic, they currently have no national sponsorships. Should we be able to secure national promotional and advertising arrangements following the proposed acquisition, there is no assurance that we will be able to maintain these arrangements. Many factors, including the popularity and perception of MMA and the perceived quality of our promotions, will significantly affect our ability to secure and maintain important advertising and promotional arrangements. If we are unable to generate sponsorship and promotional revenue and increase that revenue over time, our operating results and business will be adversely affected.

The economic uncertainty impacts our business and financial results and a renewed recession could materially affect us in the future.

Any significant decrease in consumer confidence, or periods of economic slowdown or recession, could lead to a curtailing of discretionary spending, which in turn could reduce our revenues and results of operations and adversely affect our financial position. Our business will be dependent upon consumer discretionary spending and therefore will be affected by consumer confidence as well as the future performance of the United States and global economies. As a result, our results of operations will be susceptible to economic slowdowns and recessions. Increases in job losses, home foreclosures, investment losses in the financial markets, personal bankruptcies, credit card debt and home mortgage and other borrowing costs, declines in housing values and reduced access to credit, among other factors, may result in lower levels of ticket sales, sponsorship and distribution revenue.

We depend on the services of key executives, and the loss of these executives could materially harm our business and our strategic direction if we were unable to replace them with executives of equal experience and capabilities.

Our future success significantly depends on the continued service and performance of our key management personnel, including our Chairman and Chief Executive Officer, Paul Danner, our Chief Financial Officer, John Price and our President, Robert Haydak. We have employment agreements with all members of senior management, however, we cannot prevent members of senior management from terminating their employment with us. Losing the services of members of senior management could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities. We have not purchased life insurance covering any members of our senior management.

The markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence.

For our live and television audiences, we will face competition from, in addition to other MMA promotions, professional and college sports, as well as from other forms of live and televised entertainment and other leisure activities that are offered in a rapidly changing and increasingly fragmented marketplace. Many of the companies with which we will compete have greater financial resources than are available to us. Our failure to compete effectively could result in a significant loss of viewers, venues, distribution channels or athletes and fewer advertising dollars spent on our form of sporting events, any of which could adversely affect our operating results.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area, different rules and regulations and challenging operating environments.

Some of our future acquisitions may be located in geographic areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause future promotions to be less successful than our existing promotions. Acquisitions in new markets may not generate the same level of revenues and may have higher operating expense ratios than the Initial Business Units’ promotions.

Some of our future acquisitions may occur outside the United States. Beyond the risks posed by new markets generally, the operating conditions in overseas markets may vary significantly from those our current promotions experienced in the past, including in relation to consumer preferences, regulatory environment, currency risk, the presence and cooperation of suitable local partners and availability of vendors or commercial and physical infrastructure, among others. There is no guarantee that we will be successful in integrating these acquisitions into our operations, achieving market acceptance, operating these acquisitions profitably, and maintaining compliance with the rapidly changing business and regulatory requirements of new markets. Our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

Our failure to obtain and maintain key agreements and arrangements with television and other media outlets could adversely affect our ability to distribute our original MMA programming.

Our business strategy is dependent upon monetizing the media content we intend to create at our live MMA events through live television and cable broadcasts and the distribution of live and historical video content through a variety of media outlets such as Internet pay-per-view and video on demand. We also anticipate that our growth will be dependent on securing international distribution arrangements for our content. There is significant competition for television and other distribution arrangements from within the MMA industry and from other sports and entertainment companies who offer these media outlets programming alternatives to our MMA content. Our failure to obtain and maintain key agreements and arrangements with television and other media outlets could adversely affect our ability to distribute our original MMA programming, which could have a material adverse effect on our business, financial condition and results of operations.

Our limited operating history makes forecasting our revenues and expenses difficult.

As a result of our limited operating history as a combined business, it is difficult to forecast accurately our future revenues. Current and future expense levels are based on our operating plans and estimates of future revenues after we achieve the anticipated synergies of combining the Initial Business Units’ businesses into one company. Revenues and operating results are difficult to forecast because they generally depend on our ability to promote events, secure national sponsorships and advertising arrangements for our regional promotions, and enter into television and media distribution arrangements. As a result, we may be unable to adjust our spending appropriately to compensate for any unexpected revenue shortfall, which may result in substantial losses and a lower market price for our common stock.

If we do not manage our growth effectively, our revenue, business and operating results may be harmed.

Our expansion strategy includes the acquisition of additional regional MMA promotion companies and organic growth. These acquisitions may not be indicative of our ability to identify, secure and manage future acquisitions successfully. The acquisition of our current promotions or any future businesses may require a greater than anticipated investment of operational and financial resources as we seek to institute uniform standards and controls across promotions. Acquisitions may also result in the diversion of management and resources, increases in administrative costs, including those relating to the assimilation of new employees, and costs associated with any debt or equity financings undertaken in connection with such acquisitions. We cannot assure you that any acquisition we undertake, including the acquisition of the Initial Business Units or Iron Tiger, will be successful. Future growth will also place additional demands on our management, sales, and marketing resources, and may require us to hire and train additional employees. We will need to expand and upgrade our systems and infrastructure to accommodate our growth, and we may not have the resources to do so in the time frames required. The failure to manage our growth effectively will materially and adversely affect our business, financial condition and results of operations.

We may be unable to implement our strategy of acquiring additional companies and such acquisitions may subject us to additional unknown risks.

We anticipate making future acquisitions of regional MMA promotions in markets that we do not serve now. We may not be able to reach agreements with such promotions on favorable terms or at all. In completing the acquisition of promotions, we rely upon the representations and warranties and indemnities made by the sellers with respect to each acquisition as well as our own due diligence investigation. We cannot assure you that such representations and warranties will be true and correct or that our due diligence will uncover all materially adverse facts relating to the operations and financial condition of the acquired companies or their businesses. To the extent that we are required to pay for undisclosed obligations of an acquired company, or if material misrepresentations exist, we may not realize the expected economic benefit from such acquisition and our ability to seek legal recourse from the seller may be limited.

Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness and increased amortization expense.

Future acquisitions will likely result in issuances of equity securities, which may be dilutive to the equity interests of existing stockholders, the incurrence of debt, which will require us to maintain cash flows sufficient to make payments of principal and interest, the assumption of known and unknown liabilities, and the amortization of expenses related to intangible assets, all of which could have an adverse effect on our business, financial condition and results of operations.

We may need additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

In order for us to grow and successfully execute our business plan, we may require additional financing which may not be available or may not be available on acceptable terms. If such financing is available, it may be dilutive to the equity interests of existing stockholders. Failure to obtain financing may have a material adverse effect on our financial position. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

Our common stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock and our ability to grow our business.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market periodically in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time. Because we intend to acquire additional regional MMA promotion businesses primarily using our common stock as purchase consideration, fluctuations in the price and trading volume of our common stock may make such acquisitions more difficult to consummate or may make them more dilutive to the equity interests of existing stockholders.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in the MMA industry;
•	our ability to secure sponsorships and distribution arrangements for our content;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;

•	sales of our common stock;

•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	regulatory developments; and
•	economic and other external factors.

In addition, the securities markets from time to time experience significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

The periodic availability of shares for sale upon the expiration of any statutory holding period or lockup agreements, could create a circumstance commonly referred to as an “overhang”, in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Investor relations activities, nominal “float” and supply and demand factors may affect the price of our stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to generate investor awareness. These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described. We may provide compensation to investor relations firms and pay for newsletters, websites, mailings, social media and email campaigns that are produced by third parties based upon publicly-available information concerning us. We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods. Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control. In addition, investors may, from time to time, also take steps to encourage investor awareness through similar activities that may be undertaken at the expense of the investors. Investor awareness activities may also be suspended or discontinued which may adversely affect the trading market our common stock.

We may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations.

In various states in the United States and in some foreign jurisdictions, athletic commissions and other applicable regulatory agencies will require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for athletes and/or permits for events in order for us to promote and conduct our live events. If we fail to comply with the regulations of a particular jurisdiction, we may be prohibited from promoting and conducting live events in that jurisdiction. The inability to present live events over an extended period of time or in a number of jurisdictions could lead to a decline in the revenue streams generated from our live events, in which case our operating results would be adversely affected.

We could incur substantial liability in the event of accidents or injuries occurring during our events.

We intend to hold numerous live MMA events each year. Each live event will expose our employees who are involved in the production of those events to the risk of travel and match-related accidents, the costs of which may not be fully covered by insurance. The physical nature of our events will expose our professional MMA fighters to the risk of serious injury or death. Although our fighters, as independent contractors, are responsible for maintaining their own health, disability and life insurance, we insure medical costs for injuries that a fighter may suffer at our events. Any liability we incur as a result of the death of or a serious injury sustained by one of our fighters while fighting in a match at our events, to the extent not covered by our insurance, could adversely affect our business, financial condition and operating results.

Our live events will entail other risks inherent in public live events, including air and land travel interruption or accidents, the spread of illness, injuries resulting from building problems, equipment malfunction, terrorism or other violence, local labor strikes and other “force majeure” type events. These circumstances could result in personal injuries or deaths, canceled events and other disruptions to our business for which we do not carry business interruption insurance, or result in liability to third parties for which we may not have insurance. The occurrence of any of these circumstances could adversely affect our business, financial condition and results of operations.

We may be unable to establish, protect or enforce our intellectual property rights adequately.

Our success will depend in part on our ability to establish, protect and enforce our intellectual property and other proprietary rights, particularly rights to our video fight libraries. We have an application pending with the United States Patent and Trademark Office (USPTO) to register “Alliance MMA” as a trademark and maintain a catalog of copyrighted works, including copyrights covering television programming and photographs. Our inability to protect our portfolio of copyrighted material, trade names and other intellectual property rights from infringement, piracy, counterfeiting or other unauthorized use could negatively affect our business. We have received an initial office action from the USPTO contesting our application to register the Alliance MMA name on the basis that the name appears descriptive. We are contesting this initial office action and believe we will ultimately prevail in securing a registration, although there can be no assurance we will. If we fail to establish, protect or enforce our intellectual property rights, we may lose an important advantage in the market in which we compete. Our intellectual property rights may not be sufficient to help us maintain our position in the market and our competitive advantages. Monitoring unauthorized uses of and enforcing our intellectual property rights can be difficult and costly. Legal intellectual property actions are inherently uncertain and may not be successful, and may require a substantial amount of resources and divert our management’s attention.

Changes in laws, regulations and other requirements could adversely affect our business, results of operations or financial condition.

We are subject to the laws, regulations and other requirements of the jurisdictions in which we operate. Changes to these laws could have a material adverse impact on the revenue, profit or the operation of our business.

In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, as well as other healthcare reform legislation being considered by Congress and state legislatures, may have an adverse effect on our business. The Affordable Care Act assesses penalties on employers who do not offer health insurance meeting certain affordability or benefit coverage requirements. While we believe our plans will meet these requirements, changes to the law or the payment of penalties if the specified level of coverage is not provided at an affordable cost to employees, could have a material adverse effect on our business.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business and operating results.

Maintaining effective internal control over financial reporting is necessary for us to produce accurate and complete financial reports and to help prevent financial fraud. In addition, such control is required in order to maintain the listing of our common stock on the Nasdaq Capital Market. If we are unable to maintain adequate internal controls or fail to correct deficiencies in our controls noted by our management or our independent registered public accounting firm, our business and operating results could be adversely affected, we could fail to meet our obligations to report our operating results accurately and completely, and our continued listing on the Nasdaq Capital Market could be jeopardized.

Disruptions in our information technology systems or security breaches of confidential customer information or personal employee information could have an adverse impact on our operations.

Our operations are dependent upon the integrity, security and consistent operation of various information technology systems and data centers, including our ticketing system, data centers that process transactions, communication systems and various other software applications used throughout our operations. Disruptions in these systems could have an adverse impact on our operations. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or to losses due to disruption in our business operations.

In addition, our information technology systems are subject to the risk of infiltration or data theft. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information technology systems change frequently and may be difficult to detect or prevent over long periods of time. Moreover, the hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of our information systems. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud or deception aimed at our employees, contractors or temporary staff. In the event that the security of our information systems is compromised, confidential information could be misappropriated and system disruptions could occur. Any such misappropriation or disruption could cause significant harm to our reputation, lead to a loss of sales or profits or cause us to incur significant costs to reimburse third parties for damages.

Our current insurance policies may not provide adequate levels of coverage against all claims and we may incur losses that are not covered by our insurance.

We believe we maintain insurance coverage that is customary for businesses of our size and type; however, we may be unable to insure against certain types of losses or claims, or the cost of such insurance may be prohibitive. For example, although we carry insurance for breaches of our computer network security, there can be no assurance that such insurance will cover all potential losses or claims or that the dollar limits of such insurance will be sufficient to provide full coverage against all losses or claims. Uninsured losses or claims, if they occur, could have a material adverse effect on our financial condition, business and results of operations.

Item 2. Properties

We do not own any real property. Our principal executive offices are temporarily located at an office complex in New York, New York, which includes approximately twenty thousand square feet of shared office space and services that we are leasing.  The original lease had a one-year term that commenced on December 1, 2015, which was renewed until November 30, 2017. The lease allows for the limited use of private offices, conference rooms, mail handling, videoconferencing, and certain other business services. There was a single Target Company lease that we assumed at the closing of the IPO. This lease was renewable monthly at market rates and was terminated by us in January 2017. In November 2016, we entered a sublease agreement for office and production space in Cherry Hill, New Jersey. The lease expires on June 30, 2019.

Item 3. Legal Proceedings

We are not a party to any material pending legal proceedings. We may, from time to time, become a party to litigation and subject to claims incident to the ordinary course of our business. As our growth continues, the number of litigation matters and claims to which we may become a party may also increase. The outcome of litigation and claims cannot be predicted with certainty and the resolution of these matters could materially affect our future results of operations, cash flows or financial position.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on The NASDAQ Capital Market under the symbol “AMMA.” The following table sets forth the range of high and low closing prices for our common stock as reported on NASDAQ commencing on October 6, 2016, the date of our initial public offering, through the fourth quarter ended December 31, 2016.

	High	Low
Fiscal 2016
Fourth Quarter	$4.65	$3.40

Holders

As of April 10, 2017 there were 9,404,462 outstanding shares of common stock held by 106 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our shares of common stock, and we do not expect to pay cash dividends in the foreseeable future. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the Board of Directors may deem relevant. Furthermore, our ability to pay dividends is limited by the Delaware General Corporation Law, which provides that a corporation may pay dividends only out of existing “surplus,” which is defined as the amount by which a corporation’s net assets exceeds its stated capital.

IPO Proceeds

Our registration statement on Form S-1 (File No. 333-213166) registering a maximum of 3,333,333 shares of our common stock at an offering price of $4.50 per share was declared effective on September 2, 2016. Alliance completed the first tranche of its initial public offering on September 30, 2016, with the sale of 1,813,225 shares of common stock with net proceeds of $7,732,280, and closed the acquisitions of all the Initial Business Units and Acquired Assets. The Company closed the offering in October and sold an additional 409,083 shares with net proceeds of $1,168,908. With the completion of the IPO, the Company’s gross proceeds from the sale of 2,222,308 shares of common stock was $10,000,373 and $8,901,188, net of offering related costs.

The Company incurred an aggregate accumulated deficit of $4,545,850 from inception to December 31, 2016, $2,595,000 of which was related to non-cash compensation in the form of shares of our common stock, which is non-recurring. To fund the Company’s startup expenses, a loan agreement was entered into with a related party, Ivy Equity Investors, LLC, in February 2015 for up to an initial $500,000 of borrowings for startup expenses. In May 2016, the loan agreement was amended to permit up to $600,000 of borrowings for startup expenses and in July 2016 the loan agreement was amended again to permit up to $1,000,000 of borrowings. Upon the completion of the IPO, $877,000 of the proceeds of the offering was paid to Ivy Equity Investors, LLC in settlement of the outstanding debt.

Securities Authorized for Issuance under Equity Compensation Plans

Prior to the completion of our initial public offering, our Board of Directors adopted the Alliance MMA 2016 Equity Incentive Plan (the “2016 Plan”) pursuant to which the Company may grant shares of our common stock to the Company’s directors, officers, employees or consultants. We intend to seek stockholder approval of the 2016 Plan at our next annual meeting of our stockholders. Unless earlier terminated by the Board of Directors, the 2016 Plan will terminate, and no further awards may be granted, after July 30, 2026.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under the 2016 Plan as of December 31, 2016.

2016 Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans not yet approved by stockholders	200,000	$4.50	625,000

Item 6. Selected Financial Data

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The MMA industry in its current form traces its origins to the founding of the Ultimate Fighting Championship (“UFC”) in 1993. Initially, the UFC struggled to gain acceptance from the general public, which perceived the sport as excessively violent. Politicians including Senator John McCain of Arizona and New York state assemblyman Bob Reilly led the charge to ban MMA competitions from cable television. When MMA cable contracts were terminated in 1997, MMA events survived underground through internet and word of mouth promotions until their organizers agreed to a change of rules that allowed the Nevada State Athletic Commission and the New Jersey State Athletic Control Board to sanction the competitions in 2001. In 2006 Johns Hopkins University Medical School commissioned a study published in the Journal of Sports Science and Medicine which concluded that the injury rate in sanctioned MMA events is comparable to other combat sports involving striking and that in fact there are lower knockout rates in MMA compared to boxing. According to a study from The British Journal of Sports Medicine, only 28 percent of MMA bouts ended with a blow to the head, as most fights are decided by a tactical wrestling match where one opponent forces the other into submission.

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

Fueled in part by the notoriety of celebrity MMA athletes, including Olympic medalist Rhonda Rousey, Irish sensation Conor McGregor and legends Anderson Silva, Jose Aldo and Chris Weidman, among others, UFC events are held before crowds routinely averaging 15,000 with several live gates exceeding 50,000, according to the UFC and Tapology.com. Although the business results achieved by the UFC do not bear directly on whether we will successfully execute our business plan, they do evidence the wide and growing acceptance of the sport and the opportunity presented by its popularity.

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

Results of Operations – Alliance MMA

We have had significant events that have occurred in 2016 that affect the comparability of our financial statements. Key events and their financial impacts include the following:

On September 30, 2016 we completed the initial tranche of our IPO with the sale of 1,813,225 shares of common stock with net proceeds of $7,732,280.

The Company closed the public offering in October and sold an additional 409,083 shares with net proceeds of $1,168,908.

In conjunction with the completion of the IPO, we closed the acquisitions of all the Target Companies and Target Assets of Hoss Promotions and Louis Neglia’s Ring of Combat with cash payments totaling $1,640,000 and issuance of 1,377,531 shares of Alliance MMA common stock.

On December 9, 2016, the Company acquired Iron Tiger Fight Series for $656,665 of which $150,000 was paid in cash and $506,665 was paid with the issuance of 133,333 shares of Alliance MMA common stock.

Revenues

Our revenue is derived primarily from promotional activities including ticket sales, sponsorships and venue fees. Revenue from ticket sales is realized at the conclusion of the promotion. The majority of our ticket sales are made in cash which is collected prior to the event. Sponsorship and venue fees are earned with the completion of the event; customers typically pay such fees within 60 days following the event. We generate additional revenue from ticket services via CageTix and from production services via GFL.

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Year Ended	From February 12, 2015 (Inception)
	December 31, 2016	Through December 31, 2015 (1)
Revenue	100%	NA
Cost of revenues	65	NA
Gross Margin	35	NA
Operating expenses:
General and administrative	750	NA
Professional and consulting fees	115	NA
Total operating expenses	865	NA
Loss from operations	830	NA
Other expense	1	NA
Loss before benefit from income taxes	831	–
Benefit from income taxes	128	–
Net loss	703	–

(1)	For the period from inception to September 30, 2016, revenue was zero as the Company did not commence business operations following the completion of the IPO and acquisition of the Target Companies. As a result, revenue, cost of revenues and operating expenses as a percentage of revenue are not applicable for 2015.

Revenue for 2016 represents revenue earned in the fourth quarter 2016 from promotions, ticket services and production services. During the fourth quarter 2016 the Company held eight promotions resulting in $502,448 of revenue. Revenue from ticket services and production totaled $88,991, net.

The increase in general and administrative expenses of approximately $4,395,549 mainly relates to the following approximate increases: $893,000 of employee salary and benefits and consultant costs, $2,645,573 million in stock-based compensation of which $2,595,000 was related to shares transferred by an affiliate to individuals and entities who served as employees, officers and/or directors of, or service providers to, Alliance, intangible amortization of $384,000, business-related travel of $154,000, business insurance of $45,000, advertising and marketing expenses of $99,000, office and IT related expenses of $30,00 and business-related expenses of $131,000 related to stock maintenance and listing fees, payroll services, postage and other general and administrative costs.

The increase in professional and consulting expenses of $336,706 is mainly related to the following approximate increases: $212,000 increase in accounting and auditing related expenses, $167,000 of legal fees mainly related to the acquisition of the Initial Business Units, Iron Tiger Fight Series, the Acquired Assets and the evaluation of other acquisition opportunities, as well as public relations expense of $62,000 and SEC listing related expense of $58,000. These expenses were offset by a decrease of approximately $163,000 in consulting costs related to the evaluation of the Initial Business Units.

We believe professional and consulting expenses will continue to be a significant cost as we continue to evaluate and acquire companies.

Liquidity and Capital Resources

Our primary source of cash has been from the issuance of stock primarily in conjunction with our IPO completed in October 2016 and advances under our note payable to a related party.

As of December 31, 2016, our cash balance was $4,678,473, which consists primarily of cash on deposit with banks. Our principal use of cash is to continue to acquire successful regional promotions to expand our MMA fan base, pay for operating expenses, and acquire capital assets. As of December 31, 2016, we had an accumulated deficit of $4,545,850.

	12 Months Ended December 31,
	2016	2015
Consolidated Statements of Cash Flows Data:
Net cash (used in) operating activities	$(2,018,144)	$(358,739)
Net cash (used in) investing activities	(1,851,121)	—
Net cash provided by financing activities	8,547,738	358,739
Net increase in cash	$4,678,473	$—

We intend to finance our business operations using the proceeds of the IPO, cash on hand and cash provided by our operating activities. The operations of Alliance in 2015 and 2016 resulted in a loss, and we expect our expenses will increase more quickly than our revenues as we execute our business plan to acquire additional regional MMA promotion companies, increase our marketing expenditures and hire additional employees and build infrastructure. If we begin to operate at a material loss, it will be necessary to fund that loss out of cash on hand, consisting primarily of the net proceeds of the IPO.

Operating Activities

Cash used in operating activities was $2,018,144 for the year ended December 31, 2016, mainly related to the net loss of $4,159,394, increase of $755,647 in deferred income taxes, increase in prepaid assets of $130,749 related to prepaid consulting arrangements, decrease in accounts payable of $68,615, offset by non-cash stock based compensation expense of $2,645,573, non-cash depreciation of $12,950, non-cash amortization of $384,487, accounts receivable of $28,251 and deferred offering costs of $25,000.

Cash used in operating activities was $358,739 for the period from February 12, 2015 (Inception) through December 31, 2015, related mainly to the net loss of $386,456 and incurrence of $25,000 of offering costs, offset by accrued expenses of $52,717.

Investing Activities

Cash used in investing activities was $1,851,121 for the year ended December 31, 2016, related to the acquisitions of the Initial Business Units, Acquired Assets, and Iron Tiger Fight Series, totaling $1,669,520 in the aggregate. Additionally, we acquired certain intellectual property rights to the Alliance MMA brand for $70,000, and acquired capital assets of $111,601.

There were no investing activities in 2015.

Financing Activities

Cash provided by financing activities was $8,547,738 for the year ended December 31, 2016, primarily related to our IPO which provided $8,901,188 of capital, additional borrowings of $523,550 under our Note Payable - Related Party, offset by the repayment of our Note Payable - Related Party of $877,000.

Cash provided by financing activities was $358,739 for the year ended December 31, 2015, primarily related to borrowings under our Note Payable - Related Party of $353,450 and issuance of founders’ shares for $5,289.

Contractual Cash Obligations

	Payments Due by Period
	Total	2017	2018	2019
	(In thousands)
Operating lease obligations	$320,337	$113,505	$130,631	$76,201

The amounts reflected in the table above for operating lease obligations represent aggregate future minimum lease payments under non-cancelable facility leases. For our facilities leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Rent expense is calculated by amortizing total rental payments on a straight-line basis over the lease term.

See Note 7— “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, range of possible outcomes of acquisition earn-out accruals, the assessment of useful lives and the recoverability of property, plant and equipment, the valuation and recognition of stock-based compensation expense, the valuation of investments, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and others. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. See Note 2— “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of our accounting policies.

Business Combinations

We account for the acquisition of the businesses of the respective Target Companies and IT Fight Series, under the provisions of ASC 805-10, Business Combinations, which requires that the purchase method of accounting be used for all business combinations. We have concluded that each of the businesses of the Target Companies and IT Fight Series constitutes a business in accordance with ASC 805-10-55.

We will record assets acquired and liabilities assumed at their respective fair values as of the date of acquisition/assumption. ASC 805-10 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the amount by which the purchase price for a business exceeds the fair value of the tangible and intangible assets acquired. We recognize acquisition-related expenses separately from the business combinations and expense these amounts as they are incurred. If a business combination provides for contingent consideration, such as the earn-out portion of the purchase price being paid to each Target Company, we record the contingent consideration at fair value as of the acquisition date, and adjust our earnings to the extent of changes in that fair value following the acquisition date. Changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period will affect income tax expense.

Impairment of Long-Lived Assets and Goodwill

We will record intangible assets, including video libraries, customer relationships and the value of agreements not to compete arising from our various acquisitions, at cost less accumulated amortization, and we will amortize such assets using a method which reflects the period(s) in which the economic benefit of the asset is utilized, which has been estimated to be three to five years. For intangible assets subject to amortization, impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

We expect to record goodwill in connection with the acquisition of the businesses of the Target Companies and IT Fight Series. The goodwill generated by those acquisitions will be evaluated at least annually, or whenever events or circumstances indicate that impairment may have occurred. There are many assumptions and estimates that directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we will set criteria that are reviewed and approved by senior management. The determination of whether or not goodwill or acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting unit. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

For the year ended December 31, 2016, the Company recorded no impairment charge to its goodwill.

Stock-based compensation expense

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2016, the expected forfeiture rate was 0%. The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

Accounting for income taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions, and in the calculation of tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely on a more-likely-than-not basis, we must increase our provision for income taxes by recording a valuation allowance against our deferred tax assets. Should there be a change in our ability to recover our deferred tax assets, our provision for income taxes would fluctuate in the period of the change.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. This may occur for a variety of reasons, such as the expiration of the statute of limitations on a particular tax return or the completion of an examination by the relevant tax authority. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than the expected ultimate assessment.

We account for uncertain tax positions in accordance with authoritative guidance related to income taxes. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous, frequently changing and often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Accordingly, our assumptions and judgments are subject to differing interpretations of such laws and regulations by applicable tax authorities, which could materially affect amounts recognized in our consolidated balance sheets and statements of operations.

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. See Note 10— “Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.

Recent Accounting Pronouncements

See Note 2— “Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements are included in Part IV, Item 15 (a) (1) of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited internal audit function and lack of segregation of duties, our Disclosure Controls were not effective as of December 31, 2016, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting.

During the quarter ended December 31, 2016, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On April 12, 2017, we filed a Form 8-K disclosing management’s conclusion that certain unaudited condensed consolidated financial statements for the nine months ended September 30, 2016 included in our Form 10-Q for the quarter ended September 30, 2016, and for the three and six months ended June 30, 2016, respectively, should no longer be relied upon due to an error in recognizing as compensation the transfer of shares of our common stock from an affiliate of Alliance to certain individuals and entities. We are including those financial statements in this annual report, as originally filed and as revised to correct the error.

Effective as of June 8, 2016, our sole stockholder, Ivy Equity, LLC, transferred 925,036 shares of our common stock to individuals and entities who served as employees, officers and/or directors of or service providers to Alliance. The shares were transferred at no cost. Management determined the fair value of the shares on the effective date of the transfers to be $2.80 per share and recorded stock-based compensation expense of $2,595,000, which is included in general and administrative expense in the consolidated statement of operations. The stock-based compensation expense did not adversely affect our reported cash position, balance sheet results or number of shares of common stock outstanding, is non-recurring and will not apply to periods after December 31, 2016.

Set forth below are the financial statements noted above, as originally filed and as revised.

Alliance MMA, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2016	September 30, 2016	September 30, 2016
	As previously reported	Restatement adjustments	Restated
ASSETS
Current assets:
Cash	$5,122,876	$—	$5,122,876
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2016	26,496	—	26,496
Prepaid expenses	4,103	—	4,103
Total current assets	5,153,475	—	5,153,475

Property and equipment, net	23,661	—	23,661
Intangible assets, net	5,963,436	—	5,963,436
Goodwill	2,706,374	—	2,706,374
TOTAL ASSETS	$13,846,946	$—	$13,846,946
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$250,162	$—	$250,162
Earn-out accrual	716,394	—	716,394
Payable for Target Assets - Louis Neglia	129,500	—	129,500
Total current liabilities	1,096,056	—	1,096,056

TOTAL LIABILITIES	1,096,056	—	1,096,056
Commitments and contingencies (Note 8)
Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value; 5,000,000 shares authorized at September 30, 2016; nil shares issued and outstanding			—
Common stock, $.001 par value; 45,000,000 shares authorized at September 30, 2016; 8,479,892 shares issued and outstanding	8,480	—	8,480
Additional paid-in capital	13,948,218	2,595,000	16,543,218
Accumulated deficit	(1,205,808)	(2,595,000)	(3,800,808)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	12,750,890	—	12,750,890
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,846,946	$—	$13,846,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Balance Sheet

(Unaudited)

	June 30, 2016	June 30, 2016	June 30, 2016
	As previously reported	Restatement adjustments	Restated
ASSETS
Current assets:
Cash	$16,266	$—	$16,266
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2016			—
Deferred offering costs	25,000	—	25,000
Deposit media library	15,500	—	15,500
Total current assets	56,766	—	56,766

TOTAL ASSETS	$56,766	$—	$56,766
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$46,723	$—	$46,723
Note payable – related party	615,151	—	615,151
Total current liabilities	661,874	—	661,874

TOTAL LIABILITIES	661,874	—	661,874
Commitments and contingencies (Note 8)
Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value; 5,000,000 shares authorized at June 30, 2016; nil shares issued and outstanding			—
Common stock, $.001 par value; 45,000,000 shares authorized at June 30, 2016; 5,289,136 shares issued and outstanding	5,289	—	5,289
Additional paid-in capital	—	2,595,000	2,595,000
Accumulated deficit	(610,397)	(2,595,000)	(3,205,397)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(605,108)	—	(605,108)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$56,766	$—	$56,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Statements of Operations

(Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2016	2016
	As previously reported	Restatement adjustments	Restated
Revenue, net	$—	$—	$—
Cost of revenue	—	—	—
Gross profit	—	—	—
Operating expenses:
General and administrative	399,356	2,595,000	2,994,356
Professional and consulting fees	419,996	—	419,996
Total operating expenses	819,352	2,595,000	3,414,352
Loss from operations	(819,352)	(2,595,000)	(3,414,352)
Other expense	—	—	—
Loss before provision for income taxes	(819,352)	(2,595,000)	(3,414,352)
Provision for income taxes	—	—	—
Net loss	$(819,352)	$(2,595,000)	$(3,414,352)
Net loss per share, basic and diluted	$(0.15)		$(0.65)
Weighted average shares used to compute net loss per share, basic and diluted	5,289,221		5,289,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
	2016	2016	2016
	As previously reported	Restatement adjustments	Restated
Revenue, net	$—	$—	$—
Cost of revenue	—	—	—
Gross profit	—	—	—
Operating expenses:
General and administrative	27,254	2,595,000	2,662,254
Professional and consulting fees	80,000	—	80,000
Total operating expenses	107,254	2,595,000	2,702,254
Loss from operations	(107,254)	(2,595,000)	(2,702,254)
Other expense	—	—	—
Loss before provision for income taxes	(107,254)	(2,595,000)	(2,702,254)
Provision for income taxes	—	—	—
Net loss	$(107,254)	$(2,595,000)	$(2,702,254)
Net loss per share, basic and diluted	$(0.02)		$(0.51)
Weighted average shares used to compute net loss per share, basic and diluted	5,289,136		5,289,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2016	2016	2016
	As previously reported	Restatement adjustments	Restated
Revenue, net	$—	$—	$—
Cost of revenue	—	—	—
Gross profit	—	—	—
Operating expenses:
General and administrative	41,530	2,595,000	2,636,530
Professional and consulting fees	182,411	—	182,411
Total operating expenses	223,941	2,595,000	2,818,941
Loss from operations	(223,941)	(2,595,000)	(2,818,941)
Other expense	—	—	—
Loss before provision for income taxes	(223,941)	(2,595,000)	(2,818,941)
Provision for income taxes	—	—	—
Net loss	$(223,941)	$(2,595,000)	$(2,818,941)
Net loss per share, basic and diluted	$		$(0.53)
Weighted average shares used to compute net loss per share, basic and diluted	5,289,136		5,289,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2016	2016
	As previously reported	Restatement adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(819,352)	$(2,595,000)	$(3,414,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,240	2,595,000	2,615,240
Changes in operating assets and liabilities:
Deferred offering cost	25,000	—	25,000
Accounts payable and accrued liabilities	(90,106)	—	(90,106)
Net cash used in operating activities	(864,218)	—	(864,218)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Target Companies and Target Assets, net	(1,391,736)	—	(1,391,736)
Net cash used in investing activities	(1,391,736)	—	(1,391,736)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	523,550	—	523,550
Repayments of note payable – related party	(877,000)	—	(877,000)
Net proceeds from IPO	7,732,280	—	7,732,280
Net cash provided by financing activities	7,378,830	—	7,378,830
NET INCREASE IN CASH	5,122,876	—	5,122,876
CASH — BEGINNING OF PERIOD	—	—	—
CASH — END OF PERIOD	$5,122,876	$—	$5,122,876
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$34,015	$—	$34,015
Cash paid for taxes	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in conjunction with Target Company and Target Asset acquisitions	$6,198,889	$—	$6,198,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2016	2016	2016
	As previously reported	Restatement adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,941)	$(2,595,000)	$(2,818,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	2,595,000	2,595,000
Changes in operating assets and liabilities:
Deposit media library	(15,500)	—	(15,500)
Accounts payable and accrued liabilities	(5,994)	—	(5,994)
Net cash used in operating activities	(245,435)	—	(245,435)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	261,701	—	261,701
Net cash provided by financing activities	261,701	—	261,701
NET INCREASE IN CASH	16,266	—	16,266
CASH — BEGINNING OF PERIOD	—	—	—
CASH — END OF PERIOD	$16,266	$—	$16,266
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 5. Acquisitions (Revised)

Supplemental Pro Forma Information (Unaudited)

The following unaudited pro forma financial information assumes the Target Companies and Alliance MMA were combined as of January 1, 2016 and includes the impact of purchase accounting. The unaudited pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2016, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below.

The following table presents the pro forma operating results as if the acquisitions had been included in the Company's consolidated statements of operations as of January 1, 2016 (unaudited, in thousands except share information):

	Target Companies - Actual Results
	Shogun	CageTix	CFFC	GFL	HFC	COGA	V3 Fights	Target Companies Subtotal	Alliance MMA	Total Results	Pro Forma Adjusting Entries		Pro Forma Results
Revenue	$302	$106	$432	$340	$193	$90	$97	$1,559	$—	$1,559	$—		$1,559
Cost of revenues	204	—	337	231	133	50	62	1,016	—	1,016	—		1,016
Gross profit	98	106	95	109	60	40	35	543	—	543			543
Operating expenses
General and administrative expenses	16	22	65	125	13	27	18	285	2,994	3,279	—		3,279
Professional and consulting fees	8	—	8	10	8	9	10	52	420	472	(311	)(i)	161
Depreciation	—	—	1	21	—	6	—	28	—	28	-		28
Amortization	—	—	—	—	—	—	—	—	—	-	1,127	(ii)	1,127
Total operating expenses	24	22	74	156	21	42	28	365	3,414	3,779	816		4,595
Net income (loss)	74	84	21	(47)	39	(2)	7	178	(3,414)	(3,236)	(816)		$(4,052)
Weighted average common shares outstanding													8,888,978
Net loss per common share													$(0.48)

(i)       Professional fees. The Target Companies incurred approximately $311,000 of professional fees directly related to the acquisition of prospective targets. These costs will be non-recurring and have been adjusted in the pro forma results.

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

Note 8. Stockholders’ Equity (Revised)

Stock Grant

Effective as of June 8, 2016, an affiliate of the Company transferred 925,036 shares of Alliance MMA common stock to individuals and entities who served as employees, officers and/or directors of or service providers to Alliance. The shares were transferred at no cost. The Company determined the fair value of the common stock to be $2.80 per share and recorded stock based compensation expense of $2,595,000, which is included in general and administrative expense in the consolidated statement of operations.

Note 9. Net Loss per Share (Revised)

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,	Nine Months Ended September 30,
	2016	2016	2016
Net loss	$(2,702,254)	$(2,818,941)	$(3,414,352)

Weighted-average common shares used in computing net loss per share, basic and diluted	5,289,136	5,289,136	5,289,221

Net loss per share, basic and diluted	$(0.51)	$(0.53)	$(0.65)

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position(s)
Paul Danner, III	58	Chairman of the Board and Chief Executive Officer
Robert Haydak, Jr.	45	President
John Price	46	Chief Financial Officer
James Byrne	59	Chief Marketing Officer
Jason Robinett	42	Chief Technology Officer
Joseph Gamberale	51	Director
Renzo Gracie	48	Director
Mark Shefts	58	Director
Joel Tracy	55	Director
Burt A. Watson	67	Director

Background of officers and directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Paul Danner, III.

Mr. Danner, 58, is our Chairman of the Board and Chief Executive Officer. Prior to joining the Company in 2016, Mr. Danner served as the Managing Director of Destiny Partners Worldwide, a global organizational management and business operations consultancy, from 2006 to 2016. From 2008 to 2010, Mr. Danner was also the Chief Executive Officer of China Crescent Enterprises, a publicly traded information technologies company headquartered in Shanghai, China. Previously, he served as Chairman and Chief Executive Officer of Paragon Financial Corporation, a publicly traded financial services firm listed on NASDAQ, from 2002 to 2006. From January 1998 to 2001, Mr. Danner was employed in various roles at MyTurn.com, Inc., a NASDAQ listed company, including as Chief Executive Officer. From 1996 to 1997, Mr. Danner was the Managing Partner of Technology Ventures, a consulting firm. From 1985 to 1996 he held executive-level and sales & marketing positions with a number of technology companies including NEC Technologies and Control Data Corporation. Mr. Danner served as a Naval Aviator flying the F-14 Tomcat, and subsequently as an Aerospace Engineering Duty Officer supporting the Naval Air Systems Command, for eight years on active duty plus 22 years with the reserve component of the United States Navy. Mr. Danner retired from the Navy in 2009 with the rank of Captain. Mr. Danner holds a BS in Business Finance from Colorado State University and an MBA from Old Dominion University and has completed curricula at the Naval War College, Defense Acquisition University and the National Defense University. The Board of Directors believes that Mr. Danner is qualified to serve as a director because of his management and leadership experience, particularly in growth stage and roll-up companies, the perspective he brings as our Chief Executive Officer, and his experience as an officer and director of several private and public companies.

Robert Haydak, Jr.

Mr. Haydak, 45, is our President. Prior to joining us in 2016, Mr. Haydak was the Chief Executive Officer of Cage Fury Fighting championships, a leading MMA promotion serving the Atlantic City, New Jersey and Pennsylvania markets from 2011. Prior to CFFC, Mr. Haydak served as Chief Executive Officer of Global Distribution Group, Inc., a privately held logistics and consulting firm serving domestic retailers seeking sales and distribution assistance in overseas markets which he co-founded in 2007. From 1997 through 2006 served as founder and President of RJH Express, Inc., a privately held residential home delivery company serving major retailers in the Northeast. A former NCAA Division 1 wrestler, Mr. Haydak holds a BS in Business Administration from Flagler College.

John Price

Mr. Price, 46, is our Chief Financial Officer. Prior to joining us in 2016, Mr. Price was Chief Financial Officer of MusclePharm Corporation, a publicly-traded nutritional supplement company. Prior to joining MusclePharm in 2013, Mr. Price served as vice president of finance—North America at Opera Software, a Norwegian public company focused on digital advertising. From 2011 to 2013, he served as vice president of finance and corporate controller GCT Semiconductor. From 2004 to 2011, Mr. Price served in various roles at Tessera Technologies including VP of Finance & Corporate Controller. Prior to Tessera Technologies, Mr. Price served various roles at Ernst &Young LLP. Mr. Price served nearly three years in the San Jose, California office and nearly five years in the Pittsburgh, Pennsylvania office. Mr. Price has been a certified public accountant (currently inactive) since 2000 and attended Pennsylvania State University, where he earned a Bachelor’s of Science Degree in Accounting.

Joseph Gamberale

Mr. Gamberale, 51, has served a director since our formation in February, 2015. Mr. Gamberale serves as the chairman of our compensation committee and a member of our audit and nominating committees. Prior to founding Alliance, Mr. Gamberale was the founder and managing member of Ivy Equity Investors, LLC, a New York-based private investment firm launched in 2014. From 2011 to 2014, Mr. Gamberale was a private investor. In 2001, Mr. Gamberale co-founded Centurion Capital Hedge Fund, a multi-strategy investment firm which he actively managed until his retirement in 2011. From 1996 through 2001, Mr. Gamberale oversaw the Athletes and Entertainers Private Client Group at Merrill Lynch where he advised clients on a wide spectrum of securities and industries, particularly involving roll-up transactions in fragmented businesses. From 1991 to 1996, Mr. Gamberale was a financial advisor at Solomon Smith Barney. Mr. Gamberale is a member of the Central Park Conservatory, Columbus Citizens Foundation, and Grand Havana Room and politically active in supporting numerous charitable organizations. Mr. Gamberale is a graduate of Rutgers University. The Board believes that Mr. Gamberale is qualified to serve as a director because of his extensive experience as an executive in the financial services industry, particularly as such experience relates to roll-up transactions.

Renzo Gracie

Mr. Gracie, 48, serves as a director. One of the true martial arts legends, Renzo Gracie is a Jiu-Jitsu black belt from the famous Gracie family. Born in Rio de Janeiro, Brazil, Mr. Gracie is the grandson of Gracie Jiu Jitsu founder Carlos Gracie and son of 9th Dan BJJ black belt Robson Gracie, brother to Ralph and Ryan Gracie. Like most men in the Gracie family, Renzo started training Jiu Jitsu as an infant. He had formal instruction from many of the Gracie patriarchs, but two of his biggest influences were the legendary Rolls Gracie and Carlos Gracie Jr. (the man who later awarded him his black belt). Mr. Gracie has won numerous competitions, the most prestigious being the Abu Dhabi Combat Club (ADCC), in which he is a two-time champion. Mr. Gracie’s name is also synonymous with Vale-Tudo, the famous “no holds barred” style of fighting in Brazil that is credited with originating modern MMA. Mr. Gracie has fought all over the world for organizations such as Pride FC and the UFC. Mr. Gracie pioneered Brazilian Jiu-Jitsu in America in the 1990’s when he founded Renzo Gracie Academy in New York City, one of the cornerstones of Brazilian Jiu-Jitsu in America. Mr. Gracie is recognized as one of the sports best teachers and mentors. With his signature combination of charisma and intelligence, Mr. Gracie has guided students such as Matt Serra a former UFC Champion, Roger Gracie a ten-times Jiu Jitsu world champion, John Danaher the Jiu-Jitsu Coach to UFC Champions Georges St-Pierre and Chris Weidman, Shawn Williams, and Ricardo Almeida to black belt. The Board believes that Mr. Gracie is qualified to serve as a director because of his substantial experience in the MMA industry.

Mark Shefts

Mr. Shefts, 58, serves as a director and chairman of our audit committee and a member of our compensation committee. Since 2004, Mr. Shefts has served as the Chief Executive Officer of The Rushcap Group, Inc., a privately held investment and consulting firm. Since 2005, Mr. Shefts has served as a Trustee of The Onyx & Breezy Foundation, a non-profit organization. Previously, Mr. Shefts was the Director, President and co-owner of All-Tech Investment Group Inc., from 1987 to 2001, and Domestic Securities, Inc., from 1993 to 2011, each an SEC-registered broker dealer. Mr. Shefts has previously owned seats on both the New York Stock Exchange and the Chicago Stock Exchange. Mr. Shefts has been an arbitrator for the American Arbitration Association and FINRA Dispute Resolution, Inc. with an area of specialization in the field of financial services. Mr. Shefts holds FINRA Series 7, 24 and 63 licenses and a Series 27 qualification as a Financial and Operations Principal. Mr. Shefts is also certified as Financial Services Auditor and a Certified Fraud Examiner. Mr. Shefts has been a Director, EVP & Chief Financial officer of Arbor Entech Corp. and Solar Products Sun-Tank, Inc., each a publicly traded companies. Mr. Shefts holds a BS in accounting from Brooklyn College of The City University of New York. The Board believes that Mr. Shefts is qualified to serve as a director because of his substantial experience as an executive in the financial services industry and his experience as an officer and director of several private and public companies.

Joel D. Tracy

Mr. Tracy, 55, serves as a director and a member of our audit and nominating committees. Mr. Tracy has been self-employed as a Certified Public Accountant since 1989, specializing in tax and estate planning for high net worth individuals. From 2004 to 2016, Mr. Tracy was the managing member of ABT Realty, LLC, a privately held real estate company. From 2008 to 2016, Mr. Tracy was the managing member of Vista Bridge Associates, LLC, a privately held company lending money for personal injury settlements. Previously, from 1980 to 2000, Mr. Tracy was the President of Auto-Rite Supply Company, Inc., a family owned auto parts store chain. He has been involved in various local and community organizations including the American Institute of Certified Public Accountants and Optimists International, a not-for-profit organization for children. Mr. Tracy holds a Bachelor of Science in Commerce from Rider College, Lawrenceville, New Jersey. The Board of Directors believe that Mr. Tracy is qualified to serve as a director because of his substantial experience as an accountant and financial services professional and his experience as an officer and director of several private and public companies.

Burt A. Watson

Mr. Watson, 67, serves as a director. Mr. Watson began his decades long career in boxing and MMA as business manager to the legendary “Smokin” Joe Frazier where he handled all aspects of administrative support from contract negotiations and personal appearances to television interviews and public relations. As one of the industry’s most sought after event coordinators, Mr. Watson has worked with boxing greats Muhammad Ali, Larry Holmes, George Foreman, Ken Norton, Mike Tyson and Oscar De La Hoya. As an independent site coordinator Mr. Watson has assisted some of boxing’s most notable promoters, including Don King, Lou Duva, Frank Warren Sports of London, and Univision. In 2001, Mr. Watson began his career in MMA when UFC President Dana White recruited Mr. Watson to the UFC. During his tenure at the UFC from 2001 until 2015, Mr. Watson served as event and athlete relations coordinator. With extensive television relations, Mr. Watson has organized championship fights and boxing events on such networks as ESPN, Showtime, HBO, CBS and ABC. The Board believes that Mr. Watson is qualified to serve as a director because of his substantial experience and perspective in the MMA industry.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and also to other employees. Our Code of Business Conduct and Ethics can be found on the Company’s website at www.alliancemma.com.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Board Composition

The Board of Directors consists of six directors. Each director will serve in office until our 2017 annual meeting of stockholders or until their successors have been duly elected and qualified, or until the earlier of their respective deaths, resignations, or retirements.

Our certificate of incorporation provides that that the number of authorized directors will be determined in accordance with our bylaws. Our bylaws provide that the number of authorized directors shall be determined from time to time by a resolution of the Board of Directors and any vacancies in our board and newly created directorships may be filled only by our Board of Directors.

Term of Office

All of our directors are elected on an annual basis for a one-year term.

Director Independence

The rules of the Nasdaq Stock Market, or the Nasdaq Rules, require a majority of a listed company’s board of directors to be composed of independent directors within one year of listing. In addition, the Nasdaq Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the Nasdaq Rules, a director will qualify as an independent director only if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq Rules also require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act, as amended. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In considering the independence of compensation committee members, the Nasdaq Rules require that our Board of Directors must consider additional factors relevant to the duties of a compensation committee member, including the source of any compensation we pay to the director and any affiliations with the company.

Our Board of Directors undertook a review of the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors other than Mr. Danner is independent as based on the definition of independence in the listing standards of the NASDAQ Stock Market LLC (“NASDAQ”).

Committees of the Board of Directors

Our Board of Directors has established an audit committee, a compensation committee and a nominating and governance committee. Each of these committees will operate under a charter that has been approved by our Board of Directors.

Audit Committee

The Audit Committee has authority to review our financial records, engage with our independent auditors, recommend policies with respect to financial reporting to the Board of Directors and investigate all aspects of our business. The members of the audit committee are Mr. Shefts, Mr. Tracy and Mr. Gamberale. The audit committee consists exclusively of directors who are financially literate. In addition, Mr. Shefts will be considered an “audit committee financial expert” as defined by the SEC’s rules and regulations. All members of the Audit Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. The members of the Compensation Committee are Mr. Gamberale and Mr. Shefts. All members of the Compensation Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee identifies and nominates candidates for membership on the Board of Directors, oversees Board of Directors’ committees, advises the Board of Directors on corporate governance matters and any related matters required by the federal securities laws. The members of the Nominating Committee are Mr. Gamberale, Mr. Tracy and Mr. Watson. All members of the Nominating Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

The Nominating and Governance Committee will consider stockholder recommendations for candidates for the Board of Directors.

Our bylaws provide that, in order for a stockholder’s nomination of a candidate for the board to be properly brought before an annual meeting of the stockholders, the stockholder’s nomination must be delivered to the Secretary of the company no later than 120 days prior to the one-year anniversary date of the prior year’s annual meeting.

Charters for all three committees are available on our website at www.alliancemma.com.

Changes in Nominating Procedures

None.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have determined that it is in the best interests of the Company, given its small size, and its stockholders to combine these roles.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel and others, as appropriate, regarding the Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing the Company and our general risk management strategy, and also ensures that the risks we undertake are consistent with the Board of Directors’ risk parameters. While the Board of Directors oversees the risk management process, our management is responsible for day-to-day risk management and, if management identifies new or additional significant risks, it brings such risks to the attention of the Board. We believe this division of responsibilities is the most effective approach for addressing the risks facing the.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of changes in beneficial ownership with respect to their ownership of the Company’s securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, and without conducting an independent investigation of our own, we believe that with respect to the fiscal year ended December 31, 2016, our officers and directors, and all of the persons known to us to beneficially own more than 10% of our common stock filed all required reports on a timely basis.

Item 11. Executive Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2016 and 2015 awarded to, earned by or paid to our executive officers. The value attributable to any option awards and stock awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 8— Stockholders’ Equity to our consolidated year-end financial statements, the assumptions made in the valuation of these option awards and stock awards is set forth therein.

Name and Principal Position	Year	Salary	Bonus Payments	Stock Awards	Option Awards	Non-Equity Plan Compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Paul K. Danner, III (1)	2016	44,423	102,083	420,000	—	—	—	566,506
CEO, Chairman and Secretary	2015	—	—	—	—	—	—	—
Rob Haydak (2)	2016	41,757	—	289,335	—	—	—	331,092
President	2015	—	—	—	—	—	33,000	33,000
John Price (3)	2016	67,257	—	—	364,326	—	—	431,583
Chief Financial Officer	2015	—	—	—	—	—	—	—

(1)	Mr. Danner was appointed CEO on May 11, 2016.

(2)	Mr. Haydak was appointed President on September 30, 2016. Prior to this date Mr. Haydak received consulting based compensation from an affiliate of the Company for services incident to our IPO totaling $0 in 2016 and $33,000 in 2015 and are included in All Other Compensation in the table above. Additionally, Mr. Haydak received 103,334 common shares from an affiliate of the Company in June 2016 for these services with a deemed fair value of $289,335 which is included in Stock Awards in the table above.

(3)	Mr. Price was appointed CFO on August 3, 2016.

Employment Agreements

On May 1, 2016, we entered into an employment agreement with Paul K. Danner III (the “Danner Employment Agreement”), whereby Mr. Danner agreed to serve as our Chief Executive Officer for a period of two years, subject to renewal, in consideration for an annual salary of $175,000. Additionally, under the terms of the Danner Employment Agreement, Mr. Danner is eligible for merit-based increases to his compensation and to merit-based bonuses as established by the Board of Directors in its sole discretion.

On July 18, 2016, we entered into an employment agreement with Robert J. Haydak (the “Haydak Employment Agreement”), whereby Mr. Haydak agreed to serve as our President for a period of three years commencing on September 30, 2016 (the initial closing date of our initial public offering), subject to renewal, in consideration for an annual salary of $170,000. Additionally, under the terms of the Haydak Employment Agreement, Mr. Haydak is eligible for merit-based increases to his compensation and to merit-based bonuses as established by the Board of Directors in its sole discretion.

On August 3, 2016, we entered into an employment agreement with John Price (the “Price Employment Agreement”), whereby Mr. Price agreed to serve as our Chief Financial Officer for a period of three years, subject to renewal, in consideration for an annual salary of $175,000. Additionally, under the terms of the Price Employment Agreement, Mr. Price is eligible for merit-based increases to his compensation as established by the Board of Directors in its sole discretion. The Price Employment Agreement also provides for discretionary performance-based bonuses provided that in his first year of employment the bonus will not be less than $25,000 per quarter.

On February 1, 2017, we entered into an employment agreement with James Byrne (the “Byrne Employment Agreement”), whereby Mr. Byrne agreed to serve as our Chief Marketing Officer for a period of three years, subject to renewal, in consideration for an annual salary of $150,000. Additionally, under the terms of the Byrne Employment Agreement, Mr. Byrne is eligible for merit-based increases to his compensation and to merit-based bonuses as established by the Board of Directors in its sole discretion. As further consideration for his services, Mr. Byrne received a five-year option award to purchase an aggregate of 100,000 shares of our common stock with an exercise price of $3.55 per share, which was fully-vested on the date of Mr. Byrne’s employment agreement.

On October 24, 2016, we entered into an advisory services agreement with Jason Robinette (the “Services Agreement”), pursuant to which Mr. Robinette provides certain technology consulting services to the Company, including serving as our Chief Technology Officer, for a period of one year, subject to renewal, in consideration for a monthly fee of $6,666.66. Additionally, under the terms of the Services Agreement, Mr. Robinette received a five-year option award to purchase an aggregate of 40,000 shares of our common stock with an exercise price of $4.50 per share, which vests in three equal annual installments provided Mr. Robinette is still providing services to, or is otherwise employed by, the Company at such time.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2016 and 2015 awarded to, earned by or paid to our directors. The value attributable to any stock option awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718.

		Fees Earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)

Joseph Gamberale (1)	2016	—	—	—	—	—	—	—
Director	2015	—	—	—	—	—	—	—
Renzo Gracie (2)	2016	100,000	186,667	—	—	—	—	286,667
Director	2015	—	—	—	—	—	—	—
Mark Shefts (3)	2016	—	108,888	—	—	—	—	108,888
Director	2015	—	—	—	—	—	—	—
Joel Tracy (4)	2016	—	46,668	—	—	—	—	46,668
Director	2015	—	—	—	—	—	—	—
Burt Watson (5)	2016	18,000	46,668	—	—	—	—	64,668
Director	2015	—	—	—	—	—	—	—

(1)	Joseph Gamberale was appointed as a Director on February 12, 2015.
(2)	Renzo Gracie was appointed as a Director on September 30, 2016.
(3)	Mark Shefts was appointed as a Director on September 30, 2016.
(4)	Joel Tracy was appointed as a Director on September 30, 2016.
(5)	Burt Watson was appointed as a Director on September 30, 2016.

Employee Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

On July 30, 2016, our Board of Directors adopted the Alliance MMA 2016 Equity Incentive Plan (the “2016 Plan”). The Company intends to seek stockholder approval of the 2016 Plan at its 2017 annual meeting of its stockholders. The 2016 Plan authorizes the Company to grant stock options, restricted stock, other stock based awards, and performance awards to purchase up to 825,000 shares of common stock. Awards may be granted to the Company’s directors, officers, consultants, advisors and employees. Unless earlier terminated by the Board, the 2016 Plan will terminate, and no further awards may be granted, after July 30, 2026. As of December 31 2016, the following sets forth the option awards to officers of the Company. As of December 31, 2016 there were no stock awards granted under the 2016 Plan.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of securities underlying unexercised options (1) (#) exercisable	Number of securities underlying unexercised options (#) not exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) not exercisable	Option exercise price ($)	Option expiration date

John Price	—	—	200,000	4.50

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is or has at any time during the past fiscal year been an officer or employee of the Company. None of our executive officers serve or in the past fiscal year has served as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 10, 2017: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of April 10, 2017, there were 9,404,462 shares of our common stock outstanding.

Amount and Nature of Beneficial Ownership as of April 10, 2017 (1)

Named Executive Officers and Directors	Common Stock	Options	Total	Percentage Ownership

Paul K. Danner	150,000		150,000	1.66
Robert J. Haydak, Jr (2)	257,834		257,834	2.86
John Price	-	-	-	-
James Byrne		100,000	100,000	1.11
Jason Robinette	45,734		45,734	0.51
Joseph Gamberale (3)	587,433		587,433	6.51
Renzo Gracie	66,667		66,667	0.74
Mark D. Shefts (4)	190,277		190,277	2.11
Joel D. Tracy	124,702		124,702	1.38
Burt A. Watson	16,667		16,667	*
Directors and Executive Officers as a Group (10 persons)	1,439,314		1,539,314	17.06
5% Stockholders Not Mentioned Above
Ivy Equity Investors, LLC (5)	359,343		359,343	3.98

*	Represents beneficial ownership of less than 1% of our outstanding stock.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock that may be acquired upon the exercise of stock options within 60 days of April 10, 2017. In determining the percent of common stock owned by a person or entity on April 10, 2017, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days of April 10, 2017 upon the exercise of stock options, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 10, 2017 and (ii) the total number of shares that the beneficial owner may acquire upon exercise of stock options within 60 days of April 10, 2017. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Alliance MMA, Inc., 590 Madison Avenue, 21st Floor, New York, New York 10022.

(2)	In addition to the 103,334 shares of common stock held directly, also includes 154,500 shares of common stock held by the BRH Trust. The sole trustee of the BRH Trust is Mr. Haydak’s spouse, Maria Haydak. The sole beneficiary of the BRH Trust is Mr. Haydak’s minor child. Mr. Haydak disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.

(3)	In addition to the 16,667 shares of common stock held directly, also includes 359,343 shares held by Ivy Equity Investors, LLC and 211,423 shares held by the JAG Family Trust. Mr. Gamberale has voting and dispositive power over the shares held by Ivy Equity Investors, LLC. The sole beneficiary of the JAG Family Trust is Mr. Gamberale’s minor child. Mr. Gamberale disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.

(4)	In addition to the 38,888 shares of common stock held directly, also includes 151,389 shares held by the Rushcap Group, Inc., of which Mr. Shefts and his spouse, Wanda Shefts, are the sole stockholders. Mr. Shefts has voting and dispositive power over the shares held by the Rushcap Group, Inc.

(5)	The address of Ivy Equity Investors, LLC is 2 East 55th Street, Suite 1111, New York, New York 10022. Mr. Gamberale has voting and dispositive power over the shares held by Ivy Equity Investors, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Election of Directors” that will be contained in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information under the caption “Ratification of Auditors” that will be contained in the Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2) Financial Statement Schedules. Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits. The information required by this Item 15 is incorporated by reference to the Index to Exhibits accompanying this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliance MMA, Inc.

By:	/s/ Paul K. Danner, III
Paul K. Danner, III, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
April 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Paul K. Danner, III
Paul K. Danner, III, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
April 17, 2017

/s/ John Price
John Price, Chief Financial Officer (Principal Accounting and Financial Officer)
April 17, 2017

/s/ Joseph Gamberale
Joseph Gamberale, Director
April 17, 2017

/s/ Mark D. Shefts
Mark D. Shefts, Director
April 17, 2017

/s/ Joel D. Tracy
Joel D. Tracy, Director
April 17, 2017

/s/ Burt A. Watson
Burt A. Watson, Director
April 17, 2017

/s/ Renzo Gracie
Renzo Gracie, Director
April 17, 2017

Index to Consolidated Financial Statements

ALLIANCE MMA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board
Alliance MMA, Inc.

We have audited the accompanying consolidated balance sheets of Alliance MMA, Inc. (the “Company”) as of December 31, 2016 and December 31, 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016 and period from February 12, 2015 (inception) to December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and period from February 12, 2015 (inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Marlton, New Jersey

April 17, 2017

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance MMA, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$4,678,473	$—
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2016 and 2015	8,450	—
Deferred offering costs	—	25,000
Prepaid and other assets	134,852	—
Total current assets	4,821,775	25,000

Property and equipment, net	122,312	—
Intangible assets, net	5,780,213	—
Goodwill	3,271,815	—
TOTAL ASSETS	$13,996,115	$25,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$284,361	$52,717
Note payable – related party	—	353,450
Total current liabilities	284,361	406,167

TOTAL LIABILITIES	284,361	406,167

Commitments and contingencies (Note 7)

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 45,000,000 shares authorized; 9,022,308 and 5,289,136 shares issued and outstanding, respectively	9,022	5,289
Additional paid-in capital	18,248,582	—
Accumulated deficit	(4,545,850)	(386,456)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	13,711,754	(381,167)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,996,115	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

Alliance MMA, Inc.

Consolidated Statements of Operations

	Year Ended December 31,	For the period from February 12, 2015 (Inception) through December 31,
	2016	2015
Revenue, net	$591,439	$—
Cost of revenue	384,424	—
Gross profit	207,015	—
Operating expenses:
General and administrative	4,437,576	42,027
Professional and consulting fees	681,135	344,429
Total operating expenses	5,118,711	386,456
Loss from operations	(4,911,696)	(386,456)
Other expense	3,345	—
Loss before benefit from income taxes	(4,915,041)	(386,456)
Benefit from income taxes	755,647	—
Net loss	(4,159,394)	(386,456)

Net loss per share, basic and diluted	$(0.75)	$(0.07)
Weighted average shares used to compute net loss per share, basic and diluted	5,520,801	5,289,136

The accompanying notes are an integral part of these consolidated financial statements.

Alliance MMA, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

From February 12, 2015 (Inception) through DECember 31, 2016

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—February 12, 2015 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to founders	—	—	5,289,136	5,289	—	—	5,289
Net loss	—	—	—	—	—	(386,456)	(386,456)
Balance—December 31, 2015	—	$—	5,289,136	$5,289	$—	$(386,456)	$(381,167)
Issuance of common stock related to IPO, net	—	—	2,222,308	2,222	8,898,966	—	8,901,188
Issuance of common stock related to acquisition of Initial Business Units and Acquired Assets	—	—	1,377,531	1,378	6,197,511	—	6,198,889
Issuance of common stock related to acquisition of Iron Tiger Fight Series	—	—	133,333	133	506,532	—	506,665
Stock based compensation related to employee stock option grant	—	—	—	—	50,573	—	50,573
Stock based compensation related to common stock issued to non-employees by an affiliate	—	—	—	—	2,595,000	—	2,595,000
Net loss	—	—	—	—	—	(4,159,394)	(4,159,394)
Balance—December 31, 2016	—	$—	9,022,308	$9,022	$18,248,582	$(4,545,850)	$13,711,754

The accompanying notes are an integral part of these consolidated financial statements.

Alliance MMA, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,	From February 12, 2015 (Inception) through December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,159,394)	$(386,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	12,950	—
Amortization of acquired intangibles	384,487	—
Deferred income taxes	(755,647)	—
Stock-based compensation	2,645,573	—
Changes in operating assets and liabilities:
Accounts receivable	28,251	—
Prepaid and other assets	(130,749)	—
Deferred offering cost	25,000	(25,000)
Accounts payable and accrued liabilities	(68,615)	52,717
Net cash used in operating activities	(2,018,144)	(358,739)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Initial Business Units and Acquired Assets	(1,521,236)	—
Purchase of Iron Tiger Fight Series	(148,284)	—
Purchase of Alliance MMA brand	(70,000)	—
Purchase of fixed assets	(111,601)	—
Net cash used in investing activities	(1,851,121)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	$523,550	$353,450
Repayments of note payable – related party	(877,000)	—
Net proceeds from IPO	8,901,188	—
Proceeds from issuance of common stock to founders	—	5,289
Net cash provided by financing activities	8,547,738	358,739
NET INCREASE IN CASH	4,678,473	—
CASH — BEGINNING OF PERIOD	—	—
CASH — END OF PERIOD	$4,678,473	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$34,014	$—
Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in conjunction with acquisition of Initial Business Units and Acquired Assets	$6,198,889	$—
Stock issued in conjunction with acquisition of Iron Tiger Fight Series	$506,665	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alliance MMA, Inc.

Notes to Financial Statements

Note 1. Description of Business and Basis of Presentation

Nature of Business

Alliance MMA, Inc. (“Alliance” or the “Company”) was formed in Delaware on February 12, 2015 to acquire companies in the mixed martial arts (“MMA”) industry. On September 30, 2016, Alliance acquired the assets and assumed certain liabilities of six companies, consisting of five promoters and a ticketing platform for MMA events. Alliance formed GFL Acquisition, Co., Inc. (“Acquisition Co”), a New York corporation, as a wholly-owned subsidiary of Alliance, on June 14, 2016, primarily to facilitate the acquisition and merger of the seventh company, Go Fight Net, Inc. which operates a video production and distribution business. The seven companies are referred to as the Target Companies for all periods prior to September 30, 2016 and as the Initial Business Units after such date.

Initial Business Units

Promotions

•	CFFC Promotions, LLC (“CFFC”);

•	Hoosier Fight Club Promotions, LLC (“HFC”);

•	Punch Drunk Inc., also known as Combat Games MMA (“COGA”);

•	Bang Time Entertainment, LLC DBA Shogun Fights (“Shogun”); and

•	V3, LLC (“V3 or V3 Fights”);

Ticket Solution

•	CageTix LLC (“CageTix”).

Video Production and Distribution

•	Go Fight Net, Inc. (“GFL”).

In addition to the acquisition of the Initial Business Units, Alliance acquired all rights in the existing MMA and kickboxing video libraries of Louis Neglia’s Martial Arts Karate, Inc. (“Louis Neglia”) related to the Louis Neglia’s Ring of Combat (“Ring of Combat”) and Louis Neglia’s Kickboxing events and shows, a right of first refusal to acquire the rights to all future Louis Neglia MMA and kickboxing events, and the MMA and video library of Hoss Promotions, LLC (“Hoss”) related to certain CFFC events. The video libraries are referred to as the Target Assets for all periods prior to September 30, 2016 and as the Acquired Assets after such date.

Other Acquisition

Iron Tiger Fight Series

In addition to the acquisition of the Initial Business Units, on December 9, 2016, the Company acquired the Ohio-based MMA promotion business of Ohio Fitness and Martial Arts, LLC d/b/a Iron Tiger Fight Series (IT or “IT Fight Series”) for an aggregate consideration of $656,665, of which $150,000 was paid in cash and $506,665 was paid with the issuance of 133,333 shares of the Company’s common stock valued at $3.80 per share, the fair value of Alliance MMA common stock on December 9, 2016. In connection with the acquisition, Scott Sheeley, the sole owner of IT, placed 50,000 shares of the 133,333 shares of common stock issued as part of the purchase price into escrow to guarantee the financial performance of the IT MMA promotion business post-closing. Accordingly, in the event the gross profit of the IT Fight Series MMA promotion business is less than $107,143 in fiscal year 2017, all 50,000 shares will be forfeited.

Alliance MMA, Inc.

Notes to Financial Statements

Initial Public Offering (“IPO”)

Alliance completed the first tranche of its initial public offering on September 30, 2016, with the sale of 1,813,225 shares of common stock with net proceeds of $7,732,280, and closed the acquisitions of all the Initial Business Units and Acquired Assets. The Company closed the offering in October and sold an additional 409,083 shares with net proceeds of $1,168,908 and funded the acquisition of the Louis Neglia’s Ring of Combat portion of the Acquired Assets. With the completion of the IPO, the Company’s gross proceeds from the sale of 2,222,308 shares of common stock was $10,000,373 and $8,901,188, net of offering related costs.

The combination of the Initial Business Units and Acquired Assets formed the operations of Alliance. The Company plans to acquire additional promotions over time to create a developmental league for professional MMA fighters and the premier feeder organization to the Ultimate Fighting Championship, (“UFC”), and other premier MMA promotions such as Bellator. The UFC is the sports largest mixed martial arts promotion company in the world and features the most top-ranked fighters. The combination of the acquired promotions will allow the Company to discover and cultivate the next generation of UFC and other premier MMA promotion champions, while at the same time create live original media content, attract an international fan base, and generate sponsorship revenue for the Company’s live MMA events and professional fighters.

The Company incurred an aggregate accumulated deficit of $4,545,850 from inception to December 31, 2016. To fund the Company’s startup expenses, a loan agreement was entered into with a related party, Ivy Equity Investors, LLC, in February 2015 for up to an initial $500,000 of borrowings for startup expenses. In May 2016, the loan agreement was amended to permit up to $600,000 of borrowings for startup expenses and in July 2016 the loan agreement was amended again to permit up to $1,000,000 of borrowings. In connection with the completion of the IPO, $877,000 was paid to Ivy Equity Investors, LLC in settlement of the outstanding debt.

For accounting and reporting purposes, Alliance has been identified as the accounting acquirer of each of the Initial Business Units. In addition, each of the Initial Business Units has been identified as an accounting co-predecessor to the Company.

Liquidity and Going Concern

Management believes that the revenue generated by the Initial Business Units, Iron Tiger Fight Series, and Acquired Assets, together with the net proceeds of the IPO, provide Alliance with sufficient capital to fund operations for 2017 and at least one year from the date of this report. and there is no longer significant doubt about Alliance MMA’s ability to continue as a going concern.

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

Alliance MMA, Inc.

Notes to Financial Statements

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, range of possible outcomes of acquisition earn-out accruals, the assessment of useful lives and the recoverability of property, plant and equipment, the valuation and recognition of stock-based compensation expense, the valuation of investments, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and others. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. The Company’s cash equivalents are classified as available-for-sale.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Amounts in excess of the FDIC insured limit was $4,197,483 and $0 for the year ended December 31, 2016 and partial year ended 2015, respectively.

Fair Value of Financial Instruments

The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments.

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. At December 31, 2016, the allowance was not material.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the related assets’ estimated useful lives:

Promotion Equipment	2 to 3 years
Production Equipment	2 to 3 years
Equipment, furniture and other	2 to 3 years
Leasehold improvements	lesser of related lease term or 5 years

Expenditures that materially increase asset life are capitalized, while ordinary maintenance and repairs are expensed as incurred. The Company capitalizes the costs of purchased software licenses and consulting costs to implement the software for internal use. These costs are included in the caption equipment, furniture and other in the consolidated balance sheets.

Business Combinations

The Company includes the results of operations of the businesses that it has acquired in its consolidated results as of the respective dates of acquisition. The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired businesses and the Company. Intangible asset and is amortized over its estimated useful life. The fair value of contingent consideration (earn out) associated with acquisitions is remeasured each reporting period and adjusted accordingly. Acquisition and integration related costs are recognized separately from the business combination and are expensed as incurred. For additional information regarding the Company’s acquisitions, refer to “Note 5. Acquisitions.”

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

Alliance MMA, Inc.

Notes to Financial Statements

Identified intangible assets

Identified intangible assets consist of video libraries, intellectual property, venue contracts, brand and ticketing software resulting from business acquisitions. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 5 years. The Company makes judgments about the recoverability of purchased finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. For further discussion of goodwill and identified intangible assets, see Note 5, Acquisitions below.

Revenue Recognition

Promotion Revenue

The Company records revenue from ticket sales and sponsorship income upon the successful completion of the related event, at which time services have been deemed rendered, the sales price is fixed and determinable and collectability is reasonably assured. Customer deposits consist of amounts received from the customer for fight promotion and entertainment services to be provided in the next fiscal year. The Company receives these funds and recognizes them as a liability until the services are provided and revenue can be recognized.

Ticket Service Revenue

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

Distribution Revenue

The Company acts as a producer, distributor and licensor of video content. The Company’s online video content is offered on a pay per view (“PPV”) basis. The Company records revenue on PPV transactions upon receipt of payment to credit processing partners.  The Company charges viewers a fee per PPV purchase transaction for entitling a viewer to watch the desired video.  The Company records revenue net of a fee for the credit card processing cost per transaction. The Company maintains all revenues from videos the Company films and distribute a profit share, typically 50% to promoters who use our streaming services. The Company generates revenues from video production services, and books this revenue upon completion of the video production project. The Company generates revenues from licensing the rights to videos to networks overseas and domestically, and books revenue upon delivery of content.  To the extent there are issues (i) watching a video (ii) with our production services or (iii) with the quality of a video we send out for distribution to a network we would issue a partial or full refund based on the circumstances. Given the nature of our business, these refund requests come within days of delivery, thus we would not anticipate any refund request in excess of 30 days from a PPV purchase, a license delivery or video production performance.

Advertising Costs

Advertising costs, which are expensed as incurred, totaled approximately $20,720 and $0 for the year ended December 31, 2016 and period from February 12, 2015 (inception) to December 31, 2015.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. See Note 8, Stockholders’ Equity for additional detail.

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

Alliance MMA, Inc.

Notes to Financial Statements

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and since May 2014 the FASB has issued amendments to this new guidance, which collectively provides guidance for revenue recognition. ASU 2014-09 is effective for the Company beginning January 1, 2018 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Under the new standard, the current practice of many licensing companies of reporting revenues from per-unit royalty based agreements one quarter in arrears would no longer be accepted and instead companies will be expected to estimate royalty-based revenues. The Company is currently evaluating the method of adoption and the resulting impact on the financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“Update 2014-15”), which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. For public entities, Update 2014-15 was effective for annual reporting periods ending after December 15, 2016. The Company adopted this update in 2016 resulting in no impact on its consolidated results of operations, financial position, cash flows and disclosures.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases while the accounting by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this new standard.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of the adoption of this new accounting standard would have on its consolidated financial statements and footnote disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04 to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently assessing the impact of this new guidance.

In January 2017, the FASB issued ASU No. 2017-01, “Classifying the Definition of a Business.” This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted for transactions for which the acquisition date occurs before the effective date of the ASU only when the transaction has not been reported in financial statements that have been issued. The Company chose to early adopt this standard effective for the year ended December 31, 2016.

Note 3. Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to the IPO, were capitalized and netted against the gross proceeds from the IPO. As of December 31, 2015, the Company capitalized $25,000 of deferred offering costs which are include in other current assets on the consolidated balance sheet. As the Company completed its IPO on September 30, 2016 the balance of the deferred offering costs, and additional realized offering costs, were offset against gross IPO proceeds.

Alliance MMA, Inc.

Notes to Financial Statements

Note 4. Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2016	2015
Promotion equipment	$31,393	$—
Production equipment	61,209	—
Equipment, furniture and other	42,660	—
Total property and equipment	135,262	—
Less accumulated depreciation and amortization	(12,950)	—
Total property and equipment, net	$122,312	$—

Depreciation and amortization expense for the year ended December 31, 2016 and period from February 12, 2015 (Inception) through December 31, 2015 amounted to $12,950, and $0, respectively.

Note 5. Acquisitions

Initial Business Units and Iron Tiger Fight Series

Initial Business Units

The Company completed the first tranche of its IPO on September 30, 2016, and closed the acquisitions of the Initial Business Units and the Acquired Assets by making cash payments totaling $1,391,736, net, and issuing 1,377,531 shares of common stock with a deemed fair value equivalent to the IPO price of $4.50 per share or $6,198,889 in aggregate. In October 2016, the Company issued the final payment of $129,500 to Louis Neglia in relation to the acquisition of the previously mentioned media library.

Iron Tiger Fight Series

In addition to the acquisition of the Initial Business Units, on December 9, 2016, the Company acquired the Ohio-based MMA promotion business of Ohio Fitness and Martial Arts, LLC d/b/a Iron Tiger Fight Series (“IT Fight Series”) for an aggregate consideration of $656,665, of which $150,000 was paid in cash and $506,665 was paid with the issuance of 133,333 shares of the Company’s common stock valued at $3.80 per share, the fair value of Alliance MMA common stock on December 9, 2016. In connection with the acquisition, Scott Sheeley, the sole owner of IT, placed 50,000 shares of the 133,333 shares of common stock issued as part of the purchase price into escrow to guarantee the financial performance of the IT MMA promotion business post-closing. Accordingly, in the event the gross profit of Iron Tiger Fight Series MMA promotion business is less than $107,143 in fiscal year 2017, all 50,000 shares will be forfeited.

The acquisitions of the Initial Business Units and Iron Tiger Fight Series have been accounted for as business acquisitions, under the acquisition method of accounting.

The following is a description of all the businesses acquired:

CFFC Promotions, LLC

Based in Atlantic City, New Jersey, CFFC was founded in 2011 and has promoted over 58 professional MMA events, primarily in New Jersey and Pennsylvania. Ranked in the top 10 of all regional MMA promotions, CFFC currently airs on the CBS Sports Network as well as www.gfl.tv and has sent 23 fighters to the UFC. CFFC’s Robert Haydak and Mike Constantino serve as the Company’s President and Director of Business Development, respectively, Devon Mathiesen serves as General Manager of CFFC.

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

Alliance MMA, Inc.

Notes to Financial Statements

V3, LLC

Based in Memphis, Tennessee, V3 Fights was founded in 2009 and has promoted 45 events primarily at event centers in Memphis, Tennessee and elsewhere in Tennessee, Mississippi and Alabama. V3 Fights is the mid-South’s premier MMA promotion and has been broadcast live on Comcast Sports South as well as www.ustream.com, www.YouTube.com. V3 Fights founder Nick Harmeier serves as Regional Vice President for the mid-South region.

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

Iron Tiger Fight Series

Based in Bellfountain, Ohio, IT was founded in 1995 and has promoted 69 professional MMA events in various locations throughout Ohio. IT has sent or promoted 10 fighters to the UFC and several to Bellator. IT’s Scott Sheeley serves as Regional Vice President and Nicole Castillo serves as General Manager of IT.

Acquired Assets – Video Libraries

The Company also acquired the MMA video libraries of two prominent regional promotions and intellectual property of Alliance MMA.

The fight libraries consist of the following:

Hoss Promotions, LLC (“Hoss”)

An affiliate of CFFC, Hoss owns the intellectual property rights to approximately 30 MMA events promoted by CFFC. The Company has acquired the exclusive rights to the Hoss fighter library, which covers approximately 100 hours of video content.

Ring of Combat, LLC (“Ring of Combat”)

Based in Brooklyn, New York, and founded by MMA icon and three-time World Kickboxing Champion Louis Neglia (34-2), Ring of Combat is currently ranked as the No. 4 regional promotion in the world by Sherdog.com, a website devoted to the sport of mixed martial arts that is owned indirectly by Evolve Media, LLC. On September 30, 2016, the Company acquired the exclusive rights to the Ring of Combat fighter library, which includes professional MMA, amateur, and kickboxing events and covers approximately 200 hours of video content. Ring of Combat has sent approximately 90 fighters to the UFC. The Company additionally secured the media rights to all future Ring of Combat promotions.

Alliance MMA, Inc.

Notes to Financial Statements

Acquired Intellectual Property

Intellectual property consists of the following:

Alliance MMA Intellectual Property

In October 2016, the Company entered an Asset Purchase Agreement with Eric Del Fierro to acquire certain intellectual property rights to the Alliance MMA brand for $70,000.

Preliminary Purchase Allocation – Initial Business Units and Acquired Assets

As consideration for the acquisitions of the Initial Business Units and the Acquired Assets, the Company delivered the following amounts of cash and shares of common stock, and initially estimated a contingent liability related to the specified earn outs.

Initial Business Units and Acquired Assets	Cash	Shares	Consideration Paid	Contingent Consideration	Total Shares	Total Consideration
Shogun	$250,000	111,111	$750,000	$174,219	149,826	$924,219
CageTix	150,000	38,889	325,000	75,621	55,694	400,621
CFFC Promotions	235,000	470,000	2,350,000	184,632	511,029	2,534,632
GFL	450,000	419,753	2,338,889	—	419,753	2,338,889
HFC	120,000	106,667	600,000	60,170	120,038	660,170
COGA	80,000	75,556	420,000	182,890	116,198	602,890
V3 Fights	100,000	111,111	600,000	38,862	119,747	638,862
Total Initial Business Units	$1,385,000	1,333,087	$7,383,889	$716,394	1,492,285	$8,100,283

Hoss	$100,000	44,444	$300,000	$—	44,444	$300,000
Louis Neglia	155,000	—	155,000	—	—	155,000
Total Acquired Assets	$255,000	44,444	$455,000	$—	44,444	$455,000
Total	$1,640,000	1,377,531	$7,838,889	$716,394	1,536,729	$8,555,283

The number of shares of common stock paid as consideration was calculated based on the IPO public offering price of $4.50 per share. The number of shares of common stock initially estimated to be paid as contingent consideration was based upon the IPO offering price of $4.50 per share. Subsequent to acquisition of the Initial Business Units, Management reevaluated the financial performance of the Initial Business Units compared to the earn out thresholds as described in the respective Asset Purchase Agreements. Based upon Management’s estimates the initial earn out liability estimated with the IPO on September 30, 2016 was adjusted from $716,394 to $0 at December 31, 2016 and was recorded as a reduction to Goodwill in the 2016 Consolidated Balance Sheets. This reduction to Goodwill was offset by an income tax benefit of $755,647 related to the acquisition of GFL.

The following table reflects the preliminary allocation of the purchase price for the Initial Business Units and Acquired Assets to identifiable assets, liabilities assumed and pro forma intangible assets and goodwill:

	Initial Business Units								Acquired Assets
	Total	Shogun	CageTix	CFFC	GFL	HFC	COGA	V3 Fights	Hoss	Louis Neglia
Cash and equivalents	$118,764	$13,131	$48,969	$551	$42,081	$11,194	$2,838	$—	$—	$—
Accounts receivable and other current assets, net	34,599	20,603	—	3,000	900	1,096	9,000	—	—	—
Property and equipment, net	23,661	—	—	4,448	13,174	—	6,039	—	—	—
Intangible assets	5,839,700	52,500	360,559	1,437,000	2,041,677	617,880	431,459	443,625	300,000	155,000
Goodwill	2,878,071	692,951	6,540	937,101	1,034,911	—	—	206,568	—	—
Total identifiable assets	$8,894,795	$779,185	$416,068	$2,382,100	$3,132,743	$630,170	$449,336	$650,193	$300,000	$155,000
Accounts payable and accrued expenses	1,055,906	29,185	91,068	32,100	793,854	30,170	29,336	50,193	—	—
Total identifiable liabilities	$1,055,906	$29,185	$91,068	$32,100	$793,854	$30,170	$29,336	$50,193	$—	$—
Total purchase price	$7,838,889	$750,000	$325,000	$2,350,000	$2,338,889	$600,000	$420,000	$600,000	$300,000	$155,000

Under acquisition accounting, assets and liabilities acquired are recorded at their fair value on the acquisition date, with any excess in purchase price over these values being allocated to identifiable intangible assets and goodwill at December 31, 2016.

Preliminary Purchase Allocation – Iron Tiger Fight Series

As consideration for the acquisitions of Iron Tiger Fight Series, the Company delivered the following amounts of cash and shares of common stock.

Target Company	Cash	Shares	Consideration Paid
Iron Tiger Fight Series	$150,000	133,333	$656,665

The number of shares of common stock paid as consideration was calculated based on the closing price of Alliance MMA’s stock on December 9, 2016, of $3.80 per share. In connection with the business acquisition, 50,000 shares of the 133,333 shares of common stock issued as part of the purchase price were placed into escrow to guarantee the financial performance of IT post-closing. Accordingly, in the event the gross profit of IT is less than $107,143 during fiscal year 2017, all 50,000 shares held in escrow will be forfeited.

The following table reflects the preliminary allocation of the purchase price for the business of the Iron Tiger Fight Series to identifiable assets and preliminary pro forma intangible assets and goodwill:

IT
Cash	$1,716
Accounts receivable, net	6,205
Intangible assets	255,000
Goodwill	393,744
Total identifiable assets	$656,665
Total identifiable liabilities	$—
Total purchase price	$656,665

Under acquisition accounting, assets and liabilities acquired are recorded at their fair value on the acquisition date, with any excess in purchase price over these values being allocated to identifiable intangible assets and goodwill at December 31, 2016.

Alliance MMA, Inc.

Notes to Financial Statements

Goodwill and Identifiable Intangible Assets

Goodwill

The respective asset purchase agreements for the Initial Business Units and Iron Tiger Fight Series, other than GFL, and the agreement and plan of merger for GFL, contemplate the acquisition of certain assets and other than Iron Tiger Fight Series assume certain liabilities. Due to the short-term nature of many of the assets acquired, their carrying values, as shown in the historical financial statements of the companies, approximate their respective fair values. In addition, value has been assigned to those intangible assets related to intellectual property rights to video libraries, ticketing software and customer and venue relationships of each Initial Business Unit and Iron Tiger Fight Series. The goodwill recognized for these acquisitions is related primarily to synergies with the combined businesses and assembled workforce.

The change in the carrying amount of goodwill for the year ended December 31, 2016 is as follows:

Balance as of December 31, 2015	$—
Goodwill – Initial Business Units	2,706,374
Goodwill – Initial Business Units Balance Sheet adjustments	12,708
Goodwill – Preliminary Purchase Accounting change in estimate	(596,658)
Goodwill – Deferred tax liability from acquisition of GFL	755,647
Goodwill – Iron Tiger Fight Series	393,744
Balance as of December 31, 2016	$3,271,815

Intangible Assets

Management’s preliminary estimates of each intangible asset type/category is based upon the nature of the businesses and the contracts entered into with each of the Initial Business Units, Iron Tiger Fight Series and intellectual property rights of video libraries of the Acquired Assets and Alliance brand. The acquisitions bring value to the business platform through their reputations as premier MMA promotional companies and their extensive video libraries, ticketing platforms, brands and customer and venue relationships. As such, the intellectual property rights of video libraries, ticketing software, brands and customer and venue relationships comprise the significant majority of management’s estimate of intangible assets. The preliminary estimated useful lives of intangible assets are based upon each asset’s contribution to the business platform and growth strategy. All estimates are preliminary.

Intangible assets	Useful Life	Total	Shogun	CageTix	CFFC	GFL	HFC	COGA	V3 Fights	Hoss	Louis Neglia	IT	Alliance Brand
Video library, intellectual property	5 years	$3,512,741	$52,500	$—	$397,000	$2,041,677	$161,105	$264,459	$141,000	$300,000	$155,000	—	—
Venue contracts	3 years	1,966,400	—	—	1,040,000	—	456,775	167,000	302,625	—	—	—	—
Brand	3 years	325,000	—	—	—	—	—	—	—	—	—	255,000	70,000
Ticketing software	3 years	360,559	—	360,559	—	—	—	—	—	—	—	—	—
Total intangible assets		$6,164,700	$52,500	$360,559	$1,437,000	$2,041,677	$617,880	$431,459	443,625	$300,000	$155,000	$255,000	70,000

Amortization expense for the year ended December 31, 2016 was $384,487.

As of December 31, 2016, estimated amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows:

2017	$1,573,201
2018	1,573,201
2019	1,372,205
2020	712,548
2021	536,911
Thereafter	12,147
$5,780,213

Alliance MMA, Inc.

Notes to Financial Statements

Supplemental Pro Forma Information (Unaudited)

The following unaudited pro forma financial information assumes the Initial Business Units, Iron Tiger Fight Series, and Alliance MMA were combined as of January 1, 2016 and includes the impact of purchase accounting. The unaudited pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2016, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below.

The following table presents the pro forma operating results as if the acquisitions had been included in the Company's consolidated statements of operations as of January 1, 2016 (unaudited, in thousands except share information):

	Initial Business Units and Iron Tiger Fight Series Actual Results
	Shogun	CageTix	CFFC	GFL	HFC	COGA	V3 Fights	IT	Subtotal	Alliance MMA	Total Results	Pro Forma Adjusting Entries		Pro Forma Results
Revenue	$546	$132	$554	$403	$258	$117	$136	$137	$2,283	$—	$2,283	$—		$2,283
Cost of revenues	376	—	424	261	172	72	82	104	1,491	—	1,491	—		1,491
Gross profit	170	132	130	142	86	45	54	33	792	—	792			792
Operating expenses	78	29	103	180	35	51	34	14	524	4,214	4,738	1,213	(i)	5,951
Other income (expense)	—	—	(1)	(1)	—	(1)	—	—	3	—	3	—		(3)
Net income (loss)	92	103	26	(39)	51	(7)	20	19	265	(4,214)	(3,949)	(1,213)		$(5,162)
Weighted average common shares outstanding														7,355,577
Net loss per common share														$(0.70)

(i)	Amortization of intangible assets. Intangible assets are amortized over their estimated useful lives. The estimated useful lives of acquired intangible assets are based upon the economic benefit expected to be received and the period during which we expect to receive that benefit. A useful life of five years has been assigned to the intellectual property rights of acquired video libraries and three years to the acquired ticketing software, customer and venue relationships and brand based on a number of factors, including contractual agreements, estimated production hours available on video libraries and economic factors pertaining to the combined companies.

The unaudited pro forma financial information includes various assumptions, including those related to the preliminary purchase price allocation of the assets acquired and liabilities assumed of the Initial Business Units based on management’s best estimates of fair value. The final purchase price allocation may vary based on final appraisals, valuations and analyses of the fair value of the acquired assets and assumed liabilities. Accordingly, the pro forma adjustments are preliminary.

The unaudited pro forma statement of operations for the year ended December 31, 2016 are based on the historical financial statements of Alliance MMA, Inc. after giving effect to the acquisition of the Acquired Assets and the businesses of the Initial Business Units.

Alliance MMA, Inc.

Notes to Financial Statements

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

Upon the completion of the IPO on September 30, 2016, a portion of the proceeds were utilized to pay the balance of all amounts due under the loan. As of December 31, 2016 and December 31, 2015, the outstanding borrowings under the loan were $0 and $353,450, respectively. The loan bore interest at 6% per annum and matured on the earlier of the closing of the IPO, or January 1, 2017.

Note 7. Commitments and Contingencies

Operating Leases

We do not own any real property. Our principal executive offices are temporarily located at an office complex in New York, New York, which includes approximately twenty thousand square feet of shared office space and services that we are leasing.  The lease had an original one-year term that commenced on December 1, 2015, which was renewed until November 30, 2017. The lease allows for the limited use of private offices, conference rooms, mail handling, videoconferencing, and certain other business services.

There was a single Target Company lease that we assumed at the closing of the IPO. This lease was renewable monthly at market rates and was terminated by us in January 2017.

In November 2016, we entered a sublease agreement for office and production space in Cherry Hill, New Jersey. The lease expires on June 30, 2019.

Each of the other Initial Business Units is operated from home offices or shared office space arrangements.

As of December 31, 2016, future minimum lease payments are as follows:

Lease Obligation
2017	$113,505
2018	130,631
2019	76,201
$320,337

Rent expense was $10,389 for the year ended December 31, 2016 and nil for the partial year 2015.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of December 31, 2016 and December 31, 2015, the Company was not involved in any legal proceedings.

Alliance MMA, Inc.

Notes to Financial Statements

Note 8. Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation authorizes 5,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions, in each case without further vote or action by the Company’s stockholders. The Board of Directors can also increase or decrease the number of shares of any series of preferred stock, but not below the number of shares then outstanding of that series, without any further vote or action by stockholders. The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights. There were no shares of preferred stock issued or outstanding as of December 31, 2016 or December 31, 2015.

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

Common Stock Issuances

During the year ended December 31, 2016, the Company issued 2,222,308 common shares pursuant to the Company’s IPO and 1,377,531 shares in connection with the acquisition of the businesses of the Target Companies and the Target Assets and 133,333 shares in connection with the acquisition of the assets of Iron Tiger Fight Series.

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

Alliance MMA, Inc.

Notes to Financial Statements

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

Stock Subject to the 2016 Plan

Stock subject to grants may be authorized, but unissued or reacquired common stock. Subject to adjustment as provided in the 2016 Plan, (i) the maximum aggregate number of shares of common stock that may be issued under the 2016 Plan is 825,000. The shares of common stock subject to the 2016 Plan will consist of unissued shares, treasury shares or previously issued shares held by a subsidiary of the Company, and such number of shares of common stock will be reserved for such purpose. Any of such shares of common stock that may remain unissued and that are not subject to outstanding options at the termination of the 2016 Plan will cease to be reserved for the purposes of the 2016 Plan.

Equity Awards

Stock Option Grant

In August 2016, the Company made its first equity grant under the 2016 Equity Incentive Plan, the Company’s Chief Financial Officer, to purchase 200,000 shares of common stock with an exercise price of $4.50. The stock options have a contractual term of 10 years, vest annually over three years in three equal annual tranches, and have a grant date fair value of $364,326 which is amortized on a straight-line basis over the vesting period of three years. The Company determined the fair value of the stock options using the Black-Scholes model. For the year ended December 31, 2016, the Company recorded stock compensation expense of $50,573, which is included in general and administrative expense in the Consolidated Statement of Operations.

A summary of the stock option activity is presented below:

Stock Option Grants
	Number of Shares Subject to Options	Weighted-Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2015	—	$—	—	—
Granted	200,000	4.50	9.6	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance at December 31, 2016	200,000	$4.50	9.6	—
Exercisable at December 31, 2016	—	N/A	—	—

Stock Grant

Effective as of June 8, 2016, an affiliate of the Company transferred 925,036 shares of Alliance MMA stock to individuals and entities who served as employees, officers and/or directors of or service providers to Alliance. The shares were transferred at no cost. The Company determined the fair value of the common stock to be $2.80 per share and recorded stock based compensation expense of $2,595,000, which is included in general and administrative expense in the condensed consolidated statement of operations.

Alliance MMA, Inc.

Notes to Financial Statements

As of December 31, 2016 and 2015, the total unrecognized expense for unvested stock options, net of expected forfeitures, was $313,753 and $0, respectively, which is expected to be amortized over a weighted-average period of 3 years.

Warrant Grant

In December 2016, the Company issued Network One and employees of Network One warrants to purchase 222,230 shares of common stock with an exercise price of $7.43. The warrants are not exercisable prior to March 2, 2017 and expire on September 2, 2021.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Year Ended December 31,
	2016	2015
Net loss	$4,159,394	$386,456

Weighted-average common shares used in computing net loss per share, basic and diluted	5,520,801	5,289,136

Net loss per share, basic and diluted	$(0.75)	$(0.07)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of December 31,
	2016	2015
Stock options (exercise price - $4.50 per share)	200,000	NA
Warrants (exercise price - $7.43)	222,230	NA
Total common stock equivalents	423,230	NA

Note 10. Income Taxes

The components of Loss before benefit from income taxes for the years ended December 31, 2016 and 2015 are as follows:

	Years ended December 31,
	2016	2015
Domestic	$4,915,041	$386,457
Foreign	—	—
Loss before benefit from income taxes	$4,915,041	$386,457

The Company incurred income tax benefit of $755,647 and $0 for the years ended December 31, 2016 and 2015, respectively. The income tax benefit for the year ended December 31, 2016 and 2015 includes the following:

	Year Ended December 31,
	2016	2015
Current income tax expense:
U.S. Federal	$—	$—
U.S. State	—	—
Total current	—	—

Deferred:
U.S. Federal	(647,889)	—
U.S. State	(107,758)	—

Total benefit from income taxes	$(755,647)	—

The income tax benefit differs from those computed using the statutory federal tax rate of 34% due to the following:

	Year Ended December 31,
	2016	2015
Expected provision at statutory federal rate	$(1,671,113)	(135,260)
State tax-net of federal benefit	(71,120)	—
Change in valuation allowance	32,872	135,260
IPO related costs	54,313	—
Stock based compensation	882,300	—
Other.	17,101	—
	$(755,647)	—

The effect of temporary differences that gave rise to significant portions of deferred tax assets as of December 31, 2016 and 2015, are as follows:

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$456,551	135,260
Accruals	16,587	—
Share based compensation	19,913	—
Start-Up Costs	382,648	—
Other	51	—
Gross deferred tax assets	875,750	135,260
Valuation Allowance	(175,644)	(135,260)
Net deferred tax assets	700,106	—
Fixed Assets	(9,352)	—
Intangibles	(690,754)	—
Deferred Tax Liability	(700,106)	—
Net deferred tax liability	$—	—

As of December 31, 2016, the Company has a federal net operating loss carry-forward of $1.2 million available to offset future taxable income. The Company has state loss carry-forwards of $1.2 million. Future utilization of net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These net operating loss carry-forwards have expiration dates starting in 2031 through 2036.

The valuation allowance as of December 31, 2016 was $175,644. The net change in valuation allowance for the year ended December 31, 2016 was an increase of $40,384. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2016.

The Company has no unrecognized tax benefits during the periods presented within. By statute, all tax years are open to examination by the major taxing jurisdictions to which the Company is subject.

Alliance MMA, Inc.

Notes to Financial Statements

Note 11. Related Party

Notes Payable – Related Party

In February 2015, the Company entered into a loan agreement with Ivy Equity Investors, LLC which is an affiliate of the Company’s founder and current board member, Mr. Gamberale, who at the time was the Company’s sole director. On September 30, 2016 the Company completed its initial public offering, and the outstanding balance on the note was repaid to Ivy Equity Investors, LLC. See Note 6 Debt, for additional information.

Note 12. Segments

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company currently has a single reporting segment and operating unit structure. In addition, all of the Company’s revenue and long-lived assets are attributable to operations in the U.S. for all the periods presented.

Note 13. Subsequent Events

On January 4, 2017, Alliance MMA, Inc. acquired Roundtable Creative Inc., a Virginia corporation d/b/a SuckerPunch Entertainment, a leading fighter management and marketing company (“SuckerPunch”), for an aggregate purchase price of $1,347,1947, of which $300,000 was paid in cash and $1,047,194 was paid with the issuance of 280,749 shares of Alliance MMA common stock valued at $3.73 per share, the fair value of Alliance MMA common stock on January 4, 2017. In connection with the acquisition, Brian Butler Au, the sole owner of SuckerPunch, placed 108,289 shares of the 280,749 shares of common stock issued as part of the purchase price into escrow to guarantee the financial performance of SuckerPunch post-closing. Accordingly, in the event the gross profit of the business is less than $265,000 in fiscal year 2017, all 108,289 shares will be forfeited. Also in connection with the merger, the Company entered into executive employment agreements with Brian Butler-Au and Bryan Hamper, who will each serve as managing director, fighter management of SuckerPunch. Each agreement is for a two-year term. Mr. Butler-Au and Mr. Hamper will receive base compensation of $120,000 per year and $100,000 per year, respectively. Each employment agreement provides the executive with a bonus equal to two percent (2%) of the gross revenues received by the Company and/or SuckerPunch from sponsorship arrangements and fighter contracts originated by SuckerPunch. Additionally, Mr. Hamper was awarded 26,738 shares of Alliance MMA common stock together with a warrant to acquire 93,583 shares. The warrant is for a five-year term commencing on January 4, 2017, and has an initial exercise price of $3.74 per share.

On January 24, 2017, the Company acquired the mixed martial arts promotion business of Fight Time Promotions, LLC (“Fight Time”) for an aggregate consideration of $362,508, of which $84,000 was paid in cash and $278,508 was paid with the issuance of 74,667 shares of the Alliance MMA’s common stock valued at $3.73 per share, the fair value of Alliance MMA common stock on December 9, 2016. In connection with the acquisition, Karla Guadamuz Davis, the sole owner of Fight Time, placed 28,000 shares of the 74,667 shares of common stock issued as part of the purchase price into escrow to guarantee the financial performance of the Fight Time promotion business post-closing. Accordingly, in the event the gross profit of the Fight Time promotion business is less than $60,000 in fiscal year 2017, all 28,000 shares will be forfeited. Also in connection with the acquisition, the Company entered into a two-year executive employment agreement with Ms. Davis who will serve as General Manager, Fight Time Promotions. Ms. Davis will receive base compensation of $40,000 per year under the agreement.

On December 19, 2016, the Board of Directors of the Company awarded equity grants, under the 2016 Equity Incentive Plan, to four employees and one non-employee consultant to acquire an aggregate 215,000 shares of the Company’s common stock. The employee equity awards have a contractual life of 10 years, exercise price of $3.56 and vest annually over three years in three equal annual tranches. The non-employee consultants grant vested immediately. Each of the award were accepted by the recipient during the first quarter 2017.

On February 1, 2017, the Company appointed James Byrne as the Company’s Chief Marketing Officer. Mr. Byrne is a veteran of arena sports marketing and has served in various executive marketing roles. In connection with Mr. Byrne’s employment he was award a stock option grant with an exercise price of $3.55 to acquire 100,000 shares of Alliance MMA stock.

CFFC PROMOTIONS, LLC

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management of
CFFC Promotions, LLC

We have audited the accompanying balance sheets of CFFC Promotions, LLC (the “Company”) as of September 30, 2016 and December 31, 2015, and the related statements of income, members’ deficit, and cash flows for the nine months ended September 30, 2016 and the year ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and December 31, 2015, and the results of its operations and its cash flows for the nine months ended September 30, 2016 and the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Marlton, New Jersey

April 17, 2017

CFFC PROMOTIONS, LLC

 BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$551	$6,006
Accounts receivable, net	3,000	10,500
Total current assets	3,551	16,506

Property and equipment – net	4,448	5,807

TOTAL ASSETS	$7,999	$22,313

LIABILITIES AND MEMBERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$32,100	$23,650
Note payable	67,000	67,000
Total current liabilities	99,100	90,650

TOTAL LIABILITIES	99,100	90,650

Members’ deficit	(91,101)	(68,337)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$7,999	$22,313

The accompanying notes are an integral part of these financial statements.

CFFC PROMOTIONS, LLC

 STATEMENTS OF INCOME

	For the Nine Months Ended	For the Year ended
	September 30, 2016	December 31, 2015
REVENUE	$431,919	$709,468

COST OF REVENUE	344,714	533,628

GROSS PROFIT	87,205	175,840

OPERATING EXPENSES
General and administrative expenses	65,265	84,584
Bad debt expense	—	22,625
Professional and consulting fees	7,500	49,300
Depreciation	1,359	2,679
Total Operating Expenses	74,124	159,188

NET INCOME	$13,081	$16,652

The accompanying notes are an integral part of these financial statements.

CFFC PROMOTIONS, LLC

STATEMENT OF MEMBERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND YEAR ENDED DECEMBER 31, 2015

Total
Balance, December 31, 2014	$(70,449)

Net income	16,652

Distributions	(14,540)

Balance, December 31, 2015	(68,337)

Net income	13,081

Distributions	(35,845)

Balance, September 30, 2016	$(91,101)

 The accompanying notes are an integral part of these financial statements.

CFFC PROMOTIONS, LLC

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Year Ended
	September 30, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,081	$16,652

Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	—	22,625
Depreciation	1,359	2,678

Changes in assets and liabilities:
Accounts receivable	7,500	(33,125)
Accounts payable and accrued expenses	8,450	23,650
Net cash provided by operating activities	30,390	32,481

CASH FLOWS FROM FINANCING ACTIVITIES
Members’ distribution	(35,845)	(14,540)
Repayment of notes payable – related party	—	(15,000)

Net cash used in financing activities	(35,845)	(29,540)

(DECREASE) INCREASE IN CASH	(5,455)	2,941

CASH – BEGINNING OF PERIOD	6,006	3,065

CASH – END OF PERIOD	$551	$6,006

The accompanying notes are an integral part of these financial statements.

CFFC PROMOTIONS, LLC

NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of Business and Basis of Presentation

Nature of Business

CFFC Promotions, LLC (“CFFC” or “the Company”) promotes mixed martial arts cage fighting in the New York, New Jersey and Pennsylvania tristate area. The Company was formed on January 28, 2014.

On September 30, 2016 the Company sold certain assets and liabilities to Alliance MMA under the terms of an Asset Purchase Agreement for $235,000 and 470,000 shares of Alliance MMA common shares. Additionally, the Company may receive an additional $184,632 of contingent consideration, delivered in the form of 41,029 shares of Alliance MMA common stock, if certain financial results, as defined in the Asset Purchase Agreement, are realized.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management has determined that $22,625 allowance is required at September 30, 2016 and December 31, 2015.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Routine maintenance and repairs and minor replacement costs are charged to expense as incurred, while expenditures that extend the life of these assets are capitalized. Depreciation and amortization are provided for in amounts sufficient to write off the cost of depreciable assets to operations over their estimated service lives. The Company uses the same depreciation method for both financial reporting and tax purposes. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation and amortization will be removed from the accounts and the resulting profit or loss will be reflected in the statement of operations. The estimated lives used to determine depreciation and amortization are:

Equipment	5 – 7 years

CFFC PROMOTIONS, LLC

NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company records revenue from ticket sales and sponsorship income upon successful completion of the related event, at which time services have been deemed rendered, the sales price is fixed and determinable and collectability is reasonably assured.

Advertising Costs

Advertising costs, which are expensed as incurred, totaled approximately $541 and $13,797 for the nine months ended September 30, 2016 and year ended December 31, 2015, respectively.

Income Taxes

The Company has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Company’s federal tax status as a pass-through entity is based on its legal status as a limited liability company. Accordingly, the Company is not required to take any tax positions in order to qualify as a pass-through entity. The Company is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Company has no other tax positions, which must be considered for disclosure.

CFFC PROMOTIONS, LLC

NOTES TO FINANCIAL STATEMENTS

Note 3 – Accounts Receivable

Accounts receivable consists of the following:

	September 30, 2016	December 31, 2015

Accounts receivable	$25,625	$33,125

Less allowance for doubtful accounts	(22,625)	(22,625)

Accounts receivable, net	$3,000	$10,500

Note 4 – Property and Equipment

Property and equipment consists of the following:

	September 30, 2016	December 31, 2015

Property and equipment	$10,086	$10,086

Less accumulated depreciation	(5,638)	(4,279)

Property and equipment, net	$4,448	$5,807

Depreciation expense for the nine months ended September 30, 2016 and the year ended December 31, 2015 was $1,359 and $2,678, respectively.

Note 5 – Debt

Note Payable – Related Party

In February 2014, the Company entered into a loan agreement with Mr. Colombino, a related party, for $100,000 of borrowings with no interest and a due date of February 1, 2017. In 2015 the Company paid $15,000 to reduce the note payable to $67,000 and agreed to defer all remaining payments until February 1, 2017. As of September 30, 2016 and December 31, 2015, the outstanding balance on the note was $67,000.

Note 6 – Subsequent Event

In October 2016, in conjunction with the sale of the Company to Alliance MMA, Mr. Colombino was provided 14,888 shares of Alliance MMA common stock in settlement of outstanding Notes Payable – Related Party balance.

HOOSIER FIGHT CLUB PROMOTIONS, LLC

 FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management of
Hoosier Fight Club Promotions, LLC

We have audited the accompanying balance sheets of Hoosier Fight Club Promotions, LLC (the “Company”) as of September 30, 2016 and December 31, 2015, and the related statements of income, member’s deficit, and cash flows for the nine months ended September 30, 2016 and the year ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and December 31, 2015, and the results of its operations and its cash flows for the nine months ended September 30, 2016 and the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Marlton, New Jersey

April 17, 2017

HOOSIER FIGHT CLUB PROMOTIONS, LLC

 BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$11,194	$7,610
Accounts receivable, net	1,096	2,995
Total current assets	12,290	10,605

Property and equipment – net	334	534

TOTAL ASSETS	$12,624	$11,139

LIABILITIES AND MEMBER’S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$21,408	$9,000
Ticket tax payable	2,362	2,185
Deferred revenue	6,400	7,500
Total current liabilities	30,170	18,685

TOTAL LIABILITIES	30,170	18,685

Member’s deficit	(17,546)	(7,546)

TOTAL LIABILITIES AND MEMBER’S DEFICIT	$12,624	$11,139

The accompanying notes are an integral part of these financial statements.

HOOSIER FIGHT CLUB PROMOTIONS, LLC

STATEMENTS OF INCOME

	FOR THE NINE MONTHS ENDED	FOR THE YEAR ENDED
	SEPTEMBER 30, 2016	DECEMBER 31, 2015

REVENUE	$192,987	$172,315

COST OF REVENUE	137,548	115,010

GROSS PROFIT	55,439	57,305

OPERATING EXPENSES
General and administrative expenses	12,799	8,218
Professional and consulting fees	7,790	21,800
Depreciation	200	267
Total Operating Expenses	20,789	30,285

NET INCOME	$34,650	$27,020

The accompanying notes are an integral part of these financial statements.

HOOSIER FIGHT CLUB PROMOTIONS, LLC

STATEMENT OF MEMBER’S DEFICIT

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND YEAR ENDED DECEMBER 31, 2015

Total
Balance, December 31, 2014	$2,775

Net Income	27,020

Contributions	16,680

Distributions	(54,021)

Balance, December 31, 2015	$(7,546)

Net Income	34,650

Distributions	(44,650)

Balance, September 30, 2016	$(17,546)

The accompanying notes are an integral part of these financial statements.

HOOSIER FIGHT CLUB PROMOTIONS, LLC

STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED	FOR THE YEAR ENDED
	SEPTEMBER 30, 2016	DECEMBER 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,650	$27,020

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	200	267

Changes in assets and liabilities:
Accounts receivable	1,899	(2,995)
Accounts payable and accrued expenses	12,408	9,000
Ticket tax payable	177	2,185
Deferred revenue	(1,100)	7,500

Net cash provided by operating activities	48,234	42,977

CASH FLOWS FROM FINANCING ACTIVITIES
Member’s distribution	(44,650)	(54,021)
Member’s contribution	—	16,680

Net cash used in financing activities	(44,650)	(37,341)

INCREASE IN CASH	3,584	5,636

CASH – BEGINNING OF PERIOD	7,610	1,974

CASH – END OF PERIOD	$11,194	$7,610

The accompanying notes are an integral part of these financial statements.

HOOSIER FIGHT CLUB PROMOTIONS, LLC

NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of Business

Nature of Business

Hoosier Fight Club Promotions, LLC was started in the State of Indiana on March 1, 2009. Hoosier Fight Club Promotions, LLC (HFC) continues to work towards rising above the status quo and taking local fight promotions to a higher level. HFC’s focus is on becoming the premier Mixed Martial Arts (MMA) promoter in Northwest Indiana and the Chicagoland markets. The Porter County Expo Center has become home to HFC.

On September 30, 2016 the Company sold certain assets and liabilities to Alliance MMA under the terms of an Asset Purchase Agreement for $120,000 and 106,667 shares of Alliance MMA common shares. Additionally, the Company may receive an additional $60,170 of contingent consideration, delivered in the form of 13,371 shares of Alliance MMA common stock, if certain financial results, as defined in the Asset Purchase Agreement, are realized.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

HOOSIER FIGHT CLUB PROMOTIONS, LLC

NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Routine maintenance and repairs and minor replacement costs are charged to expense as incurred, while expenditures that extend the life of these assets are capitalized. Depreciation and amortization are provided for in amounts sufficient to write off the cost of depreciable assets to operations over their estimated service lives. The Company uses the same depreciation method for both financial reporting and tax purposes. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation and amortization will be removed from the accounts and the resulting profit or loss will be reflected in the statement of income. The estimated lives used to determine depreciation and amortization are:

Equipment	5 years
Computer equipment	3 years

Revenue Recognition

The Company records revenue from ticket sales and sponsorship income upon successful completion of the related event, at which time services have been deemed rendered, the sales price is fixed and determinable and collectability is reasonably assured.

Deferred Revenue

The Company received prepayment for sponsor revenue from a sponsor as the Company requires prepayment before the date of the event. As of December 31, 2015 and September 30, 2016, the Company had deferred revenue of $7,500 and 6,400, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with its revenue recognition policy.

Income Taxes

The Company has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Company’s federal tax status as a pass-through entity is based on its legal status as a limited liability company. Accordingly, the Company is not required to take any tax positions in order to qualify as a pass-through entity. The Company is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Company has no other tax positions, which must be considered for disclosure.

Note 3 – Property and Equipment

Property and equipment consists of the following:

	September 30, 2016	December 31, 2015

Property and equipment	$1,335	$1,335

Less accumulated depreciation	(1,001)	(801)

Property and equipment, net	$334	$534

Depreciation expense for the nine months ended September 30, 2016 and year ended December 31, 2015 was $200 and $267 respectively.

PUNCH DRUNK, INC.

FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management of
Punch Drunk, Inc.

We have audited the accompanying balance sheets of Punch Drunk, Inc. (the “Company”) as of September 30, 2016 and December 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the nine months ended September 30, 2016 and the year ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and December 31, 2015, and the results of its operations and its cash flows for the nine months ended September 30, 2016 and the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Marlton, New Jersey

April 17, 2017

PUNCH DRUNK, INC.

 BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$2,838	$3,829
Accounts receivable, net	9,000	—
Total current assets	11,838	3,829

Property and equipment – net	7,399	13,009

TOTAL ASSETS	$19,237	$16,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$29,336	$23,685
Total current liabilities	29,336	23,685

TOTAL LIABILITIES	29,336	23,685

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 1,000 shares authorized 1,000 issued shares issued and outstanding	1	1

Accumulated deficit	(10,100)	(6,848)
TOTAL STOCKHOLDERS’ DEFICIT	(10,099)	(6,847)

TOTAL LIABILITIES STOCKHOLDERS’ DEFICIT	$19,237	$16,838

The accompanying notes are an integral part of these financial statements.

PUNCH DRUNK, INC.

STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED	FOR THE YEAR ENDED
	SEPTEMBER 30, 2016	DECEMBER 31, 2015

REVENUE	$93,703	$285,415

COST OF REVENUE	50,333	111,234

GROSS PROFIT	43,370	174,181

OPERATING EXPENSES
General and administrative expenses	26,944	127,111
Professional and consulting fees	9,400	27,780
Depreciation and amortization	5,610	9,183
Total Operating Expenses	41,954	164,074

Net INCOME	$1,416	$10,107

The accompanying notes are an integral part of these financial statements.

PUNCH DRUNK, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND YEAR ENDED DECEMBER 31, 2015

Total

Balance, December 31, 2014	$2,847

Net Income	10,107

Contributions	3,610

Distributions	(23,412)

Balance, December 31, 2015	(6,848)

Net Income	1,416

Contributions	20,542

Distributions	(25,210)

Balance, September 30, 2016	$(10,100)

The accompanying notes are an integral part of these financial statements.

PUNCH DRUNK, INC.

STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED	FOR THE YEAR ENDED
	SEPTEMBER 30, 2016	DECEMBER 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,416	$10,107

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,610	9,183

Changes in assets and liabilities:
Accounts receivable	(9,000)	—
Accounts payable and accrued expenses	5,651	14,012
Customer deposit	—	(12,500)

Net cash provided by operating activities	3,677	20,802

CASH FLOWS FROM FINANCING ACTIVITIES
Members’ distribution	(25,210)	(23,412)
Members’ contribution	20,542	3,610
Repayment on loans from related parties	—	(5,000)

Net cash used in financing activities	(4,668)	(24,802)

DECREASE IN CASH	(991)	(4,000)

CASH – BEGINNING OF PERIOD	3,829	7,829

CASH – END OF PERIOD	$2,838	$3,829

The accompanying notes are an integral part of these financial statements.

PUNCH DRUNK, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of Business

Nature of Business

Punch Drunk, Inc., also known as Combat Games MMA, was incorporated in the State of Washington on March 11, 2009. Punch Drunk, Inc. continues to work towards rising above the status quo and taking local fight promotions to a higher level. Punch Drunk, Inc.’s focus is on becoming the premier Mixed Martial Arts (MMA) promoter in northwest markets.

On September 30, 2016 the Company sold certain assets and liabilities to Alliance MMA under the terms of an Asset Purchase Agreement for $80,000 and 75,556 shares of Alliance MMA common shares. Additionally, the Company may receive an additional $182,890 of contingent consideration, delivered in the form of 40,642 shares of Alliance MMA common stock, if certain financial results, as defined in the Asset Purchase Agreement, are realized.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Routine maintenance and repairs and minor replacement costs are charged to expense as incurred, while expenditures that extend the life of these assets are capitalized. Depreciation and amortization are provided for in amounts sufficient to write off the cost of depreciable assets to operations over their estimated service lives. The Company uses the same depreciation method for both financial reporting and tax purposes. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation and amortization will be removed from the accounts and the resulting profit or loss will be reflected in the statement of income.

PUNCH DRUNK, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Property and Equipment (Continued)

The estimated lives used to determine depreciation and amortization are:

Property and Equipment	5-7 years
Vehicles	5 years
Website	3 years

Revenue Recognition

The Company records revenue from ticket sales and sponsorship income upon the successful completion of the related event, at which time services have been deemed rendered, the sales price is fixed and determinable and collectability is reasonably assured. Customer deposits consist of amounts received from the customer for fight promotion and entertainment services to be provided in the next fiscal year. The Company receives these funds and recognizes them as a liability until the services are provided and revenue can be recognized.

Advertising Costs

Advertising costs, which are expensed as incurred, totaled approximately $136 and $6,243 for the nine months ended September 30, 2016 and year ended December 31, 2015, respectively.

Income Taxes

The Company is treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Company’s federal tax status as a pass-through entity is based on its legal status as a limited liability company. Accordingly, the Company is not required to take any tax positions in order to qualify as a pass-through entity. The Company is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Company has no other tax positions, which must be considered for disclosure.

Note 3 – Property and Equipment

Property and equipment consists of the following:

	September 30, 2016	December 31, 2015

Property and equipment	$48,634	$48,634
Vehicles	6,669	6,669
Website	3,450	3,450
Total fixed assets	58,753	58,753

Less accumulated depreciation	(51,354)	(45,744)

Property and equipment, net	$7,399	$13,009

Depreciation expense for the nine months ended September 30, 2016 and year ended December 31, 2015 was $5,610 and $9,183 respectively.

BANG TIME ENTERTAINMENT, LLC

DBA SHOGUN FIGHTS

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management of
Bang Time Entertainment LLC

We have audited the accompanying balance sheets of Bang Time Entertainment LLC (the “Company”) as of September 30, 2016 and December 31, 2015, and the related statements of income, members’ equity, and cash flows for the nine months ended September 30, 2016 and the year ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and December 31, 2015, and the results of its operations and its cash flows for the nine months ended September 30, 2016 and the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Marlton, New Jersey

April 17, 2017

BANG TIME ENTERTAINMENT, LLC

DBA SHOGUN FIGHTS

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$13,131	$11,842
Accounts receivable, net	16,500	6,000
Prepaid expenses	4,103	—
Total current assets	33,734	17,842

Property and equipment – net	—	142

TOTAL ASSETS	$33,734	$17,984

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$29,185	$17,500
Total current liabilities	29,185	17,500

TOTAL LIABILITIES	29,185	17,500
Members’ equity	4,549	484

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$33,734	$17,984

The accompanying notes are an integral part of these financial statements.

BANG TIME ENTERTAINMENT, LLC

DBA SHOGUN FIGHTS

STATEMENTS OF INCOME

	FOR THE NINE MONTHS ENDED	FOR THE YEAR ENDED
	SEPTEMBER 30, 2016	DECEMBER 31, 2015

REVENUE	$302,274	$537,872

COST OF REVENUE	203,810	371,949

GROSS PROFIT	98,464	165,923

OPERATING EXPENSES
General and administrative expenses	15,500	17,924
Bad debt expense	—	6,500
Professional and consulting fees	7,500	26,791
Depreciation	142	595
Total Operating Expenses	23,142	51,810

NET INCOME	$75,322	$114,113

The accompanying notes are an integral part of these financial statements.

BANG TIME ENTERTAINMENT, LLC

DBA SHOGUN FIGHTS

STATEMENTS OF MEMBERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND YEAR ENDED DECEMBER 31, 2015

Total

Balance, December 31, 2014	$24,351

Net Income	114,113

Contributions	5,000

Distributions	(142,980)

Balance, December 31, 2015	484

Net Income	75,322

Distributions	(71,257)

Balance, September 30, 2016	$4,549

The accompanying notes are an integral part of these financial statements.

BANG TIME ENTERTAINMENT, LLC

DBA SHOGUN FIGHTS

STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED	YEAR ENDED
	SEPTEMBER 30, 2016	DECEMBER 31 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75,322	$114,113

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142	595
Bad debt expense	—	6,500

Changes in assets and liabilities:
Accounts receivable	(10,500)	(10,500)
Prepaid expenses	(4,103)	—
Accounts payable and accrued expenses	11,685	17,425
Net cash provided by operating activities	72,546	128,133

CASH FLOWS FROM FINANCING ACTIVITIES
Members’ distribution	(71,257)	(142,980)
Member contribution	—	5,000
Net cash used in financing activities	(71,257)	(137,980)

INCREASE (DECREASE) IN CASH	1,289	(9,847)

CASH – BEGINNING OF PERIOD	11,842	21,689

CASH – END OF PERIOD	$13,131	$11,842

The accompanying notes are an integral part of these financial statements.

Bang Time Entertainment, LLC

Notes to Financial Statements

Note 1 – Description of Business

Nature of Business

Bang Time Entertainment, LLC DBA Shogun Fights (the Company) is a Maryland limited liability company. The Company operates as a promoter for mixed martial arts events in the Baltimore, Maryland area. The Company was found on June 4, 2009.

On September 30, 2016 the Company sold certain assets and liabilities to Alliance MMA under the terms of an Asset Purchase Agreement for $250,000 and 111,111 shares of Alliance MMA common shares. Additionally, the Company may receive an additional $174,219 of contingent consideration, delivered in the form of 38,715 shares of Alliance MMA common stock, if certain financial results, as defined in the Asset Purchase Agreement, are realized.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management has determined that $6,500 allowance is required at September 30, 2016 and December 31, 2015.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Bang Time Entertainment, LLC

Notes to Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Routine maintenance and repairs and minor replacement costs are charged to expense as incurred, while expenditures that extend the life of these assets are capitalized. Depreciation and amortization are provided for in amounts sufficient to write off the cost of depreciable assets to operations over their estimated service lives. The Company uses the same depreciation method for both financial reporting and tax purposes. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation and amortization will be removed from the accounts and the resulting profit or loss will be reflected in the statement of income. The estimated lives used to determine depreciation and amortization are:

Equipment	5 years

Revenue Recognition

The Company records revenue from ticket sales and sponsorship income upon successful completion of the related event, at which time services have been deemed rendered, the sales price is fixed and determinable and collectability is reasonably assured.

Income Taxes

The Company is treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Company’s federal tax status as a pass-through entity is based on its legal status as a limited liability company. Accordingly, the Company is not required to take any tax positions in order to qualify as a pass-through entity. The Company is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Company has no other tax positions, which must be considered for disclosure.

Note 3 – Accounts Receivable

Accounts receivable consists of the following:

	September 30,	December 31,
	2016	2015

Accounts receivable	$23,000	$12,500

Less allowance for doubtful accounts	(6,500)	(6,500)

Accounts receivable, net	$16,500	$6,000

Note 4 – Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2016	2015

Property and equipment	$4,321	$4,321

Less accumulated depreciation	(4,321)	(4,179)

Property and equipment, net	$—	$142

Depreciation expense for the nine months ended September 30, 2016 and year ended December 31, 2015 was $142 and $595 respectively.

V3, LLC

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management of
V3, LLC

We have audited the accompanying balance sheets of V3, LLC (the “Company”) as of September 30, 2016 and December 31, 2015, and the related statements of operations, members’ deficit, and cash flows for the nine months ended September 30, 2016 and the year ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and December 31, 2015, and the results of its operations and its cash flows for the nine months ended September 30, 2016 and the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Marlton, New Jersey

April 17, 2017

V3, LLC

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$—	$2,697
Total current assets	—	2,697

TOTAL ASSETS	$—	$2,697

LIABILITIES AND MEMBERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$25,193	$33,065
Accrued expenses	25,000	17,500
Total current liabilities	50,193	50,565

TOTAL LIABILITIES	50,193	50,565

Members’ deficit	(50,193)	(47,868)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$—	$2,697

The accompanying notes are an integral part of these financial statements.

V3, LLC

STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED	FOR THE YEAR ENDED
	SEPTEMBER 30, 2016	DECEMBER 31, 2015

REVENUE	$97,050	$159,575

COST OF REVENUE	61,820	122,564

GROSS PROFIT	35,230	37,011

OPERATING EXPENSES
General and administrative expenses	18,015	35,845
Professional and consulting fees	9,540	28,210
Total Operating Expenses	27,555	64,055

NET INCOME (LOSS)	$7,675	$(27,044)

The accompanying notes are an integral part of these financial statements.

V3, LLC

STATEMENT OF MEMBERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND YEAR ENDED DECEMBER 31, 2015

Total

Balance, December 31, 2014	$(10,212)

Net Loss	(27,044)

Distributions	(15,112)

Contributions	4,500

Balance, December 31, 2015	(47,868)

Net Income	7,675

Distributions	(16,500)

Contributions	6,500

Balance, September 30, 2016	$(50,193)

The accompanying notes are an integral part of these financial statements.

V3, LLC

STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED	FOR THE YEAR ENDED
	SEPTEMBER 30, 2016	DECEMBER 31,2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,675	$(27,044)

Changes in assets and liabilities:
Accounts payable and accrued expenses	(372)	35,353

Net cash provided by operating activities	7,303	8,309

CASH FLOWS FROM FINANCING ACTIVITIES
Members’ distribution	(16,500)	(15,112)
Members’ contribution	6,500	4,500

Net cash used in financing activities	(10,000)	(10,612)

DECREASE IN CASH	(2,697)	(2,303)

CASH – BEGINNING OF PERIOD	2,697	5,000

CASH – END OF PERIOD	$—	$2,697

The accompanying notes are an integral part of these financial statements.

V3, LLC

NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of Business

Nature of Business

V3, LLC (the “Company”) was founded in Memphis, TN as an amateur fighting circuit in 2009. The Company’s mission is to provide quality professional MMA events for fans across the mid-south whether it is live, on television, online, or pay per view.

On September 30, 2016 the Company sold certain assets and liabilities to Alliance MMA under the terms of an Asset Purchase Agreement for $100,000 and 111,111 shares of Alliance MMA common shares. Additionally, the Company may receive an additional $38,862 of contingent consideration, delivered in the form of 8,636 shares of Alliance MMA common stock, if certain financial results, as defined in the Asset Purchase Agreement, are realized.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

V3, LLC

NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company records revenue from ticket sales and sponsorship income upon successful completion of the related event, at which time services have been deemed rendered, the sales price is fixed and determinable and collectability is reasonable assured.

Advertising Costs

Advertising costs, which are expensed as incurred, totaled approximately $1,965 and $11,991 for the nine months ended September 30, 2016 and year ended December 31, 2015, respectively.

Income Taxes

The Company is treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Company’s federal tax status as a pass-through entity is based on its legal status as a limited liability company. Accordingly, the Company is not required to take any tax positions in order to qualify as a pass-through entity. The Company is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Company has no other tax positions, which must be considered for disclosure.

GO FIGHT NET, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management of
Go Fight Net, Inc.

We have audited the accompanying balance sheets of Go Fight Net, Inc. (the “Company”) as of September 30, 2016 and December 31, 2015, and the related statements of operations, stockholders’ equity, and cash flows for the nine months ended September 30, 2016 and the year ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and December 31, 2015, and the results of its operations and its cash flows for the nine months ended September 30, 2016 and the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Marlton, New Jersey

April 17, 2017

GO FIGHT NET, INC.

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$42,081	$74,532
Accounts receivable, net	900	—
Total current assets	42,981	74,532

Property and equipment – net	16,230	37,037

TOTAL ASSETS	$59,211	$111,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,207	$19,962
401K payable	20,000	24,000
Total current liabilities	38,207	43,962

TOTAL LIABILITIES	38,207	43,962

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 20,000,000 shares authorized 8,000,000 shares issued and outstanding	8,000	8,000
Retained earnings	13,004	59,607
	21,004	67,607
TOTAL STOCKHOLDERS’ EQUITY

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,211	$111,569

The accompanying notes are an integral part of these financial statements.

GO FIGHT NET, INC.

STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED	FOR THE YEAR ENDED
	SEPTEMBER 30, 2016	DECEMBER 31, 2015

REVENUE	$339,790	$496,233

COST OF REVENUE	230,774	318,587

GROSS PROFIT	109,016	177,646

OPERATING EXPENSES
General and administrative expenses	124,631	169,708
Professional and consulting fees	10,180	23,580
Depreciation	20,808	36,299
Total Operating Expenses	155,619	229,587

NET LOSS	$(46,603)	$(51,941)

The accompanying notes are an integral part of these financial statements.

GO FIGHT NET, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND YEAR ENDED DECEMBER 31, 2015

	Common Stock
			Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2014	8,000,000	$8,000	$111,548	$119,548

Net loss			(51,941)	(51,941)

Balance, December 31, 2015	8,000,000	$8,000	$59,607	$67,607

Net loss			(46.603)	(46,603)

Balance, September 30, 2016	8,000,000	$8,000	$13,004	$21,004

The accompanying notes are an integral part of these financial statements.

GO FIGHT NET, INC.

STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED	FOR THE YEAR ENDED
	SEPTEMBER 30, 2016	DECEMBER 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,603)	$(51,941)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,807	36,299

Changes in assets and liabilities:
Accounts receivable	(900)	—
Accounts payable and accrued expenses	(1,755)	1,760
401K payable	(4,000)	4,000

Net cash used in operating activities	(32,451)	(9,882)

DECREASE IN CASH	(32,451)	(9,882)

CASH – BEGINNING OF PERIOD	74,532	84,414

CASH – END OF PERIOD	$42,081	$74,532

The accompanying notes are an integral part of these financial statements.

Go Fight Net, Inc.

Notes to Financial Statements

Note 1 – Description of Business

Nature of Business

Go Fight Net, Inc. (“GFL” or “the Company”) is a sports media company and brand focusing on the combat sports marketplace. The Company combines proprietary technology with content production and acquisition to deliver diverse and compelling content to a global audience. Our content is distributed globally in all broadcast mediums through our proprietary distribution platform via cable/satellite, internet, IPTV and mobile protocols. The Company was founded on May 26, 2010.

On September 30, 2016 the Company sold all outstanding shares to Alliance MMA under the terms of a Merger Agreement for $450,000 and 419,753 shares of Alliance MMA common shares.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

Go Fight Net, Inc.

Notes to Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company acts as a producer, distributor and licensor of video content. Our online video content is offered on a pay per view (“PPV”) basis for ourselves and our promoter clients.  We record revenue on PPV transactions upon receipt of payment to our credit processing partners.  The Company charges viewers a fee per PPV purchase transaction for entitling a viewer to watch the desired video.  The Company records revenue net of a fee for the credit card processing cost per transaction. The Company maintains all revenues from videos we film for ourselves and distribute a profit share, typically 50% to promoters who use our streaming services. The Company generates revenues from video production services, and books this revenue upon completion of the video production project. The Company generates revenues from licensing the rights to videos to networks overseas and domestically, and books those revenues upon delivery of content. To the extent there are issues (i) watching a video (ii) with our production services or (iii) with the quality of a video we send out for distribution to a network we would issue a partial or full refund based on the circumstances. Given the nature of our business, these refund requests come within days of delivery, thus we would not anticipate any refund request in excess of 30 days from a PPV purchase, a license delivery or video production performance.  The Company has reserves of $4,029 for the year ended 2015 and $3,453 for the nine months ended September 30, 2016.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Computers	3 years
Production Equipment	3 years
Video Library equipment	5 years
Vehicle	3 years

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Go Fight Net, Inc.

Notes to Financial Statements

Note 3 – Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2016	2015

Computers	$13,565	$13,565
Production equipment	95,710	95,710
Video library equipment	10,000	10,000
Vehicle	6,500	6,500
Total fixed assets	125,775	125,775

Less accumulated depreciation	$(109,545)	$(88,738)

Property and equipment, net	$16,230	$37,037

Depreciation expense for the nine months ended September 30, 2016 and year ended December 31, 2015 was $20,807 and $36,299, respectively.

Note 4 – 401k Payable

The Company maintains a contributory profit sharing plan as defined under Section 401(k) of the U.S. Internal Revenue Code covering one employee.  At December 31, 2015, the Company had a 401(k) accrual totaling $24,000. In 2016, the Company accrued an additional $20,000 to the 401 (k) accrual and paid down $24,000 bringing the total payable to $20,000 at September 30, 2016.

CAGETIX, LLC

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management of
CageTix LLC

We have audited the accompanying balance sheets of CageTix LLC (the “Company”) as of September 30, 2016 and December 31, 2015, and the related statements of income, members’ deficit, and cash flows for the nine months ended September 30, 2016 and the year ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and December 31, 2015, and the results of its operations and its cash flows for the nine months ended September 30, 2016 and the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Marlton, New Jersey

April 17, 2017

CageTix, LLC

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$48,969	$57,334

TOTAL ASSETS	48,969	57,334

LIABILITIES AND MEMBERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	60,885	62,449
Accrued expenses	30,183	19,721
Total current liabilities	91,068	82,170

TOTAL LIABILITIES	91,068	82,170
Members’ deficit	(42,099)	(24,836)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$48,969	$57,334

The accompanying notes are an integral part of these financial statements.

CageTix, LLC

STATEMENTS OF INCOME

	FOR THE NINE MONTHS ENDED	FOR THE YEAR ENDED
	SEPTEMBER 30, 2016	DECEMBER 31, 2015

NET REVENUE	$105,611	$72,020

OPERATING EXPENSES	21,748	34,102

NET INCOME	$83,863	$37,918

The accompanying notes are an integral part of these financial statements.

CAGETIX LLC

STATEMENTS OF MEMBERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND YEAR ENDED DECEMBER 31, 2015

Total

Balance, December 31, 2014	$(10,685)

Net Income	37,918

Contributions	9,150

Distributions	(61,219)

Balance, December 31, 2015	(24,836)

Net Income	83,863

Distributions	(101,126)

Balance, September 30, 2016	$(42,099)

The accompanying notes are an integral part of these financial statements.

CageTix, LLC

STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED	FOR THE YEAR ENDED
	SEPTEMBER 30, 2016	DECEMBER 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83,863	$37,918

Changes in assets and liabilities:
Accounts payable	(1,564)	37,017
Accrued expenses	10,462	19,721

Net cash provided by operating activities	92,761	94,656

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from members	—	9,150
Distributions to members	(101,126)	(61,219)

Net cash used in financing activities	(101,126)	(52,069)

(DECREASE) INCREASE IN CASH	(8,365)	42,587

CASH – BEGINNING OF PERIOD	57,334	14,747

CASH – END OF PERIOD	$48,969	$57,334

The accompanying notes are an integral part of these financial statements.

CAGETIX, LLC

Notes to Financial Statements

Note 1 – Description of Business

Nature of Business

CageTix LLC allows fighters to sell consigned tickets online and have sales tracked for promoters. The Company is the first group sales service to focus specifically on Mixed Martial Arts and expanded in 2015 to additional combat sports. The Company was founded on May 11, 2011.

On September 30, 2016 the Company sold certain assets and liabilities to Alliance MMA under the terms of an Asset Purchase Agreement for $150,000 and 38,889 shares of Alliance MMA common shares. Additionally, the Company may receive an additional $75,621 of contingent consideration, delivered in the form of 16,805 shares of Alliance MMA common stock, if certain financial results, as defined in the Asset Purchase Agreement, are realized.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

Income Taxes

The Company is treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Company’s federal tax status as a pass-through entity is based on its legal status as a limited liability company. Accordingly, the Company is not required to take any tax positions in order to qualify as a pass-through entity. The Company is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Company has no other tax positions, which must be considered for disclosure.

CAGETIX, LLC

Notes to Financial Statements

Note 3 – Revenue

	Nine Months Ended	Year Ended
	September 30, 2016	December 31, 2015

Ticket sales	$1,394,313	$1,028,468

less: Promoter portion	(1,288,702)	(956,448)

Net Revenue	$105,611	$72,020

Note 4 – Concentrations

Sales to one customer were approximately 32% and 22% of net sales, for the nine months ended September 30, 2016 and year ended December 31, 2015, respectively.

EXHIBIT INDEX

Pursuant to the rules and regulations of the SEC, the Company has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

Exhibit Number	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
3.2	Certificate of Correction to Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
4.1	Form of Selling Agent Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.1	Alliance MMA, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.2	Asset Purchase Agreement by and among Alliance MMA, Inc., CageTix LLC, and Jay Schneider dated February 23, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.3	Asset Purchase Agreement by and among Alliance MMA, Inc., CFFC Promotions, LLC, Robert J. Haydak, and Michael V. Constantino dated February 23, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.4	Asset Purchase Agreement by and between Alliance MMA, Inc., Punch Drunk, Inc., d/b/a Combat Games MMA, Joe DeRobbio and Jason Robinett dated February 23, 2016 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.5	Asset Purchase Agreement by and among Alliance MMA, Inc., Hoosier Fight Club Promotions, LLC, Danielle L. Vale and Paul Vale dated February 23, 2016 (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.6	Asset Purchase Agreement by and among Alliance MMA, Inc., Bang Time Entertainment, LLC, d/b/a Shogun Fights, and John Rallo dated March 18, 2016 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.7	Asset Purchase Agreement by and among Alliance MMA, Inc., V3, LLC, and Nick Harmeier dated February 23, 2016 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.8	Fight Library Copyright Purchase Agreement by and between Alliance MMA, Inc. and Louis Neglia’s Martial Arts Karate, Inc. dated September 15, 2015 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.9	Fight Library Copyright Purchase Agreement by and between Alliance MMA, Inc. and Hoss Promotions, Inc. dated February 23, 2016 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.10	Agreement and Plan of Merger by and among Alliance MMA, Inc., GFL Acquisition Co., Inc., Go Fight Net, Inc., and David Klarman dated March 1, 2016 (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.11	Executive Employment Agreement between Alliance MMA, Inc. and Paul K. Danner dated May 1, 2016 (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.12	Executive Employment Agreement between Alliance MMA, Inc. and John Price dated August 3, 2016 (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.13	Agreement by and between CFFC and Marina District Development Company, LLC d/b/a/ Borgata Hotel Casino & Spa dated October 8, 2014, as amended by Addendum dated November 4, 2015 (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.14	Programming Agreement by and between CSTV Networks, Inc., d/b/a CBS Sports Network and CFFC dated January 14, 2016 (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)

EX-1

10.15	Agreement by and between Blue Chip Casino, LLC and Hoosier Fight Club dated December 21, 2015 (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.16	Executive Employment Agreement between Alliance MMA, Inc. and Robert Haydak dated July 18, 2016 (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.17	Form of Lock-Up Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.18	Executive Employment Agreement between Alliance MMA, Inc. and James Byrne dated February 1, 2017*
10.19	Advisory Services Agreement between Alliance MMA, Inc. and Jason Robinette dated October 24, 2016*
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*
101	The following materials from Alliance MMA, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language):
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Document*

*	Filed herewith

EX-2