Form 10-Q
period 2017-03-31
Alliance MMA, Inc.
filed 2017-05-15
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Number of shares of the registrant’s common stock outstanding at May 15, 2017: 9,404,462.

Alliance MMA

Form 10-Q

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us or on our behalf may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to anticipated future events, future results of operations or future financial performance. In some cases, you can identify forward-looking statements by terminology such as, “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” and similar expressions or variations of such words that are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to:

•	Our ability to manage our growth;
•	Our ability to effectively manage the businesses of the regional MMA promotions and related businesses we acquired, to create synergies among the businesses, and to leverage these synergies to achieve our business objective of creating a developmental league for the MMA industry;
•	Our ability to compete with other regional MMA promotions for top ranked professional MMA fighters and for television and other content distribution arrangements;
•	Sustained growth in the popularity of MMA among fans;
•	Our ability to protect or enforce our intellectual property rights; and
•	Other statements made elsewhere in this quarterly report.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Part I, Item 1A of this Quarterly Report and other documents we file from time to time with the Securities and Exchange Commission, such as our annual reports on Form 10-K for the year ended December 31, 2016, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to review carefully and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance MMA, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$2,897,199	$4,678,473
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2017 and December 31, 2016	198,573	8,450
Prepaid expenses	116,466	134,852
Total current assets	3,212,238	4,821,775

Property and equipment, net	157,543	122,312
Intangible assets, net	6,862,288	5,780,213
Goodwill	3,755,179	3,271,815
TOTAL ASSETS	$13,987,248	$13,996,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$709,283	$284,361
Total current liabilities	709,283	284,361

TOTAL LIABILITIES	709,283	284,361
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding	—	—
Common stock, $.001 par value; 45,000,000 shares authorized at March 31, 2017 and December 31, 2016; 9,404,462 and 9,022,308 shares issued and outstanding, respectively	9,404	9,022
Additional paid-in capital	20,184,244	18,248,582
Accumulated deficit	(6,915,683)	(4,545,850)
TOTAL STOCKHOLDERS’ EQUITY	13,277,965	13,711,754
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,987,248	$13,996,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue, net	$754,830	$—
Cost of revenue	470,572	—
Gross profit	284,258	—
Operating expenses:
General and administrative	2,225,404	14,276
Professional and consulting fees	428,288	102,411
Total operating expenses	2,653,692	116,687
Loss from operations	(2,369,434)	(116,687)
Other expense	399	—
Loss before provision for income taxes	(2,369,833)	(116,687)
Provision for income taxes	—	—
Net loss	$(2,369,833)	$(116,687)
Net loss per share, basic and diluted	$(0.25)	$(0.02)
Weighted average shares used to compute net loss per share, basic and diluted	9,344,226	5,289,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statement of Changes In Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2015	—	$—	5,289,136	$5,289	$—	$(386,456)	$(381,167)
Issuance of common stock related to IPO, net	—	—	2,222,308	2,222	8,898,966	—	8,901,188
Issuance of common stock related to acquisition of Initial Business Units and Acquired Assets	—	—	1,377,531	1,378	6,197,511	—	6,198,889
Issuance of common stock related to acquisition of Iron Tiger Fight Series	—	—	133,333	133	506,532	—	506,665
Stock based compensation related to employee stock option grant	—	—	—	—	50,573	—	50,573
Stock based compensation related to common stock issued to non-employees by an affiliate	—	—	—	—	2,595,000	—	2,595,000
Net loss	—	—	—	—	—	(4,159,394)	(4,159,394)
Balance—December 31, 2016	—	$—	9,022,308	$9,022	$18,248,582	$(4,545,850)	$13,711,754
Stock based compensation related to employee stock option grants	—	—	—	—	319,729	—	319,729
Issuance of common stock and warrant related to acquisition of SuckerPunch	—	—	307,487	307	1,328,540	—	1,328,847
Issuance of common stock related to acquisition of Fight Time Promotions	—	—	74,667	75	287,393	—	287,468
Net loss	—	—	—	—	—	(2,369,833)	(2,369,833)
Balance—March 31, 2017	—	$—	9,404,462	$9,404	$20,184,244	$(6,915,683)	$13,277,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,369,833)	$(116,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	319,729	—
Amortization of acquired intangibles	517,376	—
Depreciation of fixed assets	22,920	—
Changes in operating assets and liabilities:
Accounts receivable	(190,123)	—
Deferred offering cost	—	(15,500)
Prepaid expenses	18,386	—
Accounts payable and accrued liabilities	424,922	9,986
Net cash used in operating activities	(1,256,623)	(122,201)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of SuckerPunch	(357,500)	—
Purchase of Fight Time Promotions	(84,000)	—
Purchase of Sheffield video library	(25,000)	—
Purchase of fixed assets	(58,151)	—
Net cash used in investing activities	(524,651)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	$—	$122,201
Proceeds from issuance of common stock to founders	—	—
Net cash provided by financing activities	—	122,201
NET DECREASE IN CASH	(1,781,274)	—
CASH — BEGINNING OF PERIOD	4,678,473	—
CASH — END OF PERIOD	$2,897,199	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in conjunction with acquisition of SuckerPunch and Fight Time Promotions	$1,616,315	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1. Description of Business and Basis of Presentation

Nature of Business

Alliance MMA, Inc. (“Alliance” or the “Company”) was formed in Delaware on February 12, 2015 to acquire companies in the mixed martial arts (“MMA”) industry. On September 30, 2016, Alliance completed the first tranche of its initial public offering and acquired the assets and assumed certain liabilities of six companies, consisting of five promoters and a ticketing platform for MMA events. In October 2016, GFL Acquisition, Co., Inc., a wholly-owned subsidiary of Alliance, merged with a seventh company, Go Fight Net, Inc., which produces and distributes MMA video entertainment. The respective acquired businesses of the seven companies are referred to in these Notes as the “Initial Business Units”.

Initial Business Units

Promotions

•	CFFC Promotions, LLC

•	Hoosier Fight Club Promotions, LLC

•	Punch Drunk Inc., also known as Combat Games MMA

•	Bang Time Entertainment, LLC DBA Shogun Fights

•	V3, LLC

Ticketing Platform

•	CageTix LLC

Video Production and Distribution

•	Go Fight Net, Inc.

Acquired Assets

Following the completion of its initial public offering, Alliance acquired the following assets:

•	all rights in the existing MMA and kickboxing video libraries of Louis Neglia’s Martial Arts Karate, Inc. related to the Louis Neglia’s Ring of Combat and Louis Neglia’s Kickboxing events and shows, a right of first refusal to acquire the rights to all future Louis Neglia MMA and kickboxing events; and

•	the MMA and video library of Hoss Promotions, LLC related to certain CFFC events.

The Neglia and Hoss video libraries are referred to in these Notes as the “Acquired Assets”.

Subsequent Acquisitions

Following the acquisition of the Initial Business Units, the Company acquired (i) the Ohio-based MMA promotion business of Ohio Fitness and Martial Arts, LLC d/b/a Iron Tiger Fight Series on December 9, 2016, (ii) Roundtable Creative Inc., a Virginia corporation d/b/a SuckerPunch Entertainment, a leading fighter management and marketing company on January 4, 2017 and (iii) the MMA promotion business of Fight Time Promotions, LLC (collectively, the “Subsequent Acquisitions”) on January 18, 2017.

Description of Businesses

The following is a description of each of the Initial Business Units, the Acquired Assets and the Subsequent Acquisitions:

CFFC Promotions, LLC

Based in Atlantic City, New Jersey, CFFC was founded in 2011 and has promoted over 58 professional MMA events, primarily in New Jersey and Pennsylvania. Ranked in the top 10 of all regional MMA promotions, CFFC currently airs on the CBS Sports Network as well as www.gfl.tv and has sent 23 fighters to the UFC. Devon Mathiesen serves as General Manager of CFFC.

Hoosier Fight Club Promotions, LLC

Based in the Chicago metropolitan area, HFC was founded in 2009 and has promoted over 26 events, including the first sanctioned event in Indiana in January, 2010. HFC has sent or promoted eight fighters to the UFC and several to Invicta Fighting Championships. HFC’s Danielle Vale serves as General Manager in the Chicago area market.

Punch Drunk, Inc. d/b/a COmbat GAmes MMA

Based in Kirkland, Washington, COGA was founded in 2009 and has promoted over 46 shows primarily in Washington State. COGA frequently airs on ROOT Sports Pacific Northwest regional network as well as www.gfl.tv. COGA’s founder Joe DeRobbio serves as General Manager for the Pacific Northwest region.

Bang Time Entertainment LLC d/b/a Shogun Fights

Based in Baltimore, Maryland, Shogun was founded in 2008 and has promoted 14 fights at the Royal Farms Arena in Baltimore, the same venue that hosted UFC 174 in April of 2014. A premier mid-Atlantic regional MMA promotion, Shogun Fights currently airs on Comcast Sportsnet as well as www.gfl.tv. Shogun’s founder John Rallo serves as General Manager our for the mid-Atlantic region.

V3, LLC

Based in Memphis, Tennessee, V3 Fights was founded in 2009 and has promoted 45 events primarily at event centers in Memphis, Tennessee and elsewhere in Tennessee, Mississippi and Alabama. V3 Fights is the mid-South’s premier MMA promotion and has been broadcast live on Comcast Sports South as well as www.ustream.com, www.YouTube.com. V3 Fights founder Nick Harmeier serves as General Manager for the mid-South region.

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

Iron Tiger Fight Series

Based in Bellfountain, Ohio, IT was founded in 1995 and has promoted 69 professional MMA events in various locations throughout Ohio. IT has sent or promoted 10 fighters to the UFC and several to Bellator. IT’s Scott Sheeley serves as General Manager of IT.

SuckerPunch

Based in Northern Virginia, SuckerPunch manages professional MMA fighters, including current UFC feather weight champion Max Holloway.

Fight Time Productions

Based in Ft. Lauderdale, Florida, Fight Time has promoted 36 professional MMA events in Miami, Florida. Fight Time is South Florida’s premier MMA promotion and was founded by the late Howard Davis and Karla Guadamuz who serves as General Manager.

Hoss Promotions, LLC

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

Sheffield Recordings Limited, Inc.

A service provider of Shogun, Sheffield owned the intellectual property rights of events promoted by Shogun. The Company has acquired the exclusive rights to the Sheffield fight library for $50,000, of which $25,000 was paid in cash and $25,000 will be paid with 5,556 shares of Alliance common stock.

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2017 and 2016, and for the three months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2016 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017 (the “Form 10-K”). The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2017 or any future period and the Company makes no representations related thereto.

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

Liquidity and Going Concern

Liquidity

The Company incurred a net loss of $2.4 million for the quarter ended March 31, 2017, and has an accumulated deficit of $6.9 million since inception. Unless the Company is able to generate sufficient revenue to cover its operating costs, it will need to raise capital by selling shares of common stock or by borrowing funds through a working capital loan facility. Management cannot provide any assurances that the Company will generate sufficient revenue to continue as a going concern or, if it chooses to raise capital, that it will be successful in doing so on commercially reasonable terms or at all.

Note 2. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies described in the Form 10-K with the exception of the fighter commission revenue recognition policy disclosed below.

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

Fighter Commission Revenue

The Company records fighter commission revenue upon the completion of the contracted athlete’s related event, at which time the fighter’s services have been deemed rendered, the contractual amount due to the fighter is known and the commission due to the Company related to these activities is fixed and determinable and collectability is reasonably assured.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted this update effective January 1, 2017.

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

Note 3. Property and Equipment

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2017	2016
Promotion equipment	$31,393	$31,393
Production equipment	61,209	61,209
Equipment, furniture and other	100,811	42,660
Total property and equipment	193,413	135,262
Less accumulated depreciation and amortization	(35,870)	(12,950)
Total property and equipment, net	$157,543	$122,312

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $22,920 and $0, respectively.

Note 4. Acquisitions

The Company completed the following acquisitions during the three months ended March 31, 2017:

SuckerPunch

On January 4, 2017, the Company acquired the stock of Roundtable Creative Inc., a Virginia corporation d/b/a SuckerPunch Entertainment, a leading fighter management and marketing company, for an aggregate purchase price of $1,686,347, of which $357,500 was paid in cash and $1,146,927 was paid with the issuance of 307,487 shares of Alliance MMA common stock valued at $3.73 per share, the fair value of Alliance MMA common stock on January 4, 2017 and $181,920 was paid with the issuance of a warrant to acquire 93,583 shares of the Company’s common stock.

Fight Time

On January 18, 2017, the Company acquired the mixed martial arts promotion business of Fight Time Promotions, LLC (“Fight Time”) for an aggregate consideration of $371,468, of which $84,000 was paid in cash and $287,468 was paid with the issuance of 74,667 shares of the Alliance MMA’s common stock valued at $3.85 per share, the fair value of Alliance MMA common stock on January 18, 2017.

The acquisitions of SuckerPunch and Fight Time Promotions have been accounted for as business acquisitions, under the acquisition method of accounting.

Preliminary Purchase Allocation – SuckerPunch

As consideration for the acquisition of SuckerPunch, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Warrant Grant	Consideration Paid
SuckerPunch	$357,500	307,487	93,583	$1,686,347

In connection with the acquisition, 108,289 shares of the 307,487 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of SuckerPunch post-closing. Accordingly, in the event the gross profit is less than $265,000 during fiscal year 2017, all 108,289 shares held in escrow will be forfeited.

The following table reflects the preliminary allocation of the purchase price for SuckerPunch to identifiable assets and preliminary pro forma intangible assets and goodwill:

SuckerPunch
Cash	$—
Accounts receivable, net	—
Intangible assets	1,525,584
Goodwill	160,763
Total identifiable assets	$1,686,347
Total identifiable liabilities	—
Total purchase price	$1,686,347

Preliminary Purchase Allocation – Fight Time Promotions

As consideration for the acquisition of the MMA promotion business of Fight Time, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
Fight Time Promotions	$84,000	74,667	$371,468

In connection with the business acquisition, 28,000 shares of the 74,667 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of Fight Time post-closing. Accordingly, in the event the gross profit of Fight Time is less than $60,000 during fiscal year 2017, all 28,000 shares held in escrow will be forfeited.

The following table reflects the preliminary allocation of the purchase price for the business of the Fight Time to identifiable assets and preliminary pro forma intangible assets and goodwill:

Cash	—
Accounts receivable	—
Intangible assets	48,867
Goodwill	322,601
Total identifiable assets	371,468
Total identifiable liabilities	—
Total purchase price	371,468

Under acquisition accounting, assets and liabilities acquired are recorded at their fair value on the acquisition date, with any excess in purchase price over these values being allocated to identifiable intangible assets and goodwill at March 31, 2017.

Goodwill and Identifiable Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the three months ended March 31, 2017 is:

Balance as of December 31, 2016	$3,271,815
Goodwill – Fight Time Promotions	322,601
Goodwill – Sucker Punch	160,763
Balance as of March 31, 2017	$3,755,179

Intangible Assets

Identified intangible assets consist of the following:

Intangible assets	Useful Life	Total
Video library, intellectual property	5 years	$3,537,741
Venue contracts	3 years	1,966,400
Brand	3 years	373,867
Ticketing software	3 years	360,559
Fighter contracts		1,525,584
Total intangible assets, gross		$7,764,151
Accumulated amortization		(901,863)
Total intangible assets, net		$6,862,288

Amortization expense for the three months ended March 31, 2017 and 2016, was $517,376 and $0, respectively.

As of March 31, 2017, estimated amortization expense for the unamortized acquired intangible assets over the next five years and thereafter is as follows:

2017	$1,579,764
2018	2,106,352
2019	1,905,355
2020	715,572
2021	536,911
Thereafter	18,334
$6,862,288

Note 5. Commitments and Contingencies

Operating Leases

We do not own any real property. Our principal executive offices are located at an office complex in New York, New York, which includes approximately twenty thousand square feet of shared office space and services that we are leasing.  The lease had an original one-year term that commenced on December 1, 2015, which was renewed until November 30, 2017. The lease allows for the limited use of private offices, conference rooms, mail handling, videoconferencing, and certain other business services.

In November 2016, we entered a sublease agreement for office and video production space in Cherry Hill, New Jersey. The lease expires on June 30, 2019.

Each of the other Initial Business Units is operated from home offices or shared office space arrangements.

Rent expense was $29,137 and $0 for the three months ended March 31, 2017 and 2016, respectively.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of March 31, 2017, the Company was not involved in any legal proceedings.

In April and May 2017, two purported securities class action complaints— Shapiro v. Alliance MMA, Inc., No. 1:17-cv-2583 (D.N.J.), and Shulman v. Alliance MMA, Inc., No. 1:17-cv-3282 (S.D.N.Y.)—were filed against the Company and certain of its officers in the United States District Court for the District of New Jersey and the United States District Court for the Southern District of New York, respectively.  The complaints allege that the defendants violated certain provisions of the federal securities laws, and purport to seek damages on behalf of a class of shareholders who purchased the Company’s common stock pursuant or traceable to the Company’s initial public offering.  We believe that these complaints are without merit and intend to defend vigorously against them.  Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Note 6. Stockholders’ Equity

On December 19, 2016, the Board of Directors of the Company awarded stock option grants under the 2016 Equity Incentive Plan to four employees to acquire an aggregate of 200,000 shares of the Company’s common stock. The stock options have a term of 10 years and an exercise price of $3.56 per share, vest annually over three years in three equal tranches and have a grant date fair value of $497,840. The Company determined the fair value of the stock options using the Black-Scholes model. Each award was accepted by the recipient during the first quarter 2017.

On January 4, 2017, in connection with the acquisition of SuckerPunch, the Company entered an employment agreement with Bryan Hamper as Managing Director. Mr. Hamper was awarded a warrant to acquire 93,583 shares of the Company’s common stock. The warrant has a term of 10 years, an exercise price of $3.74, and a grant date fair value of $181,920, and was fully-vested upon grant. The Company determined the fair value of the warrant using the Black-Scholes model.

On February 1, 2017, the Company entered into an employment agreement with James Byrne as the Company’s Chief Marketing Officer. In connection with Mr. Byrne’s employment he was award a stock option grant to acquire 100,000 shares of the Company’s common stock. The stock option has a term of 5 years, an exercise price of $3.55, and a grant date fair value of $247,882, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

On March 10, 2017, the Company entered into a service agreement with World Wide Holdings and issued a warrant to acquire 250,000 shares of the Company’s common stock. The warrant has an exercise price of $4.50, term of three years and vest in equal one third increments on April 1, July 1 and October 1, 2017. The Company will recognize stock-based compensation expense as the warrant vests in 2017.

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants as of March 31, 2017 are:

	Warrant Grants		Stock Option Grants
	Number of Shares Subject to Warrants	Weight-Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted-Average Exercise Price Per Share
Balance at December 31, 2016	222,230	7.43	200,000	$4.50
Granted	343,583	4.29	300,000	3.56
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance at March 31, 2017	565,813	5.53	500,000	$3.93
Exercisable at March 31, 2017	315,813	N/A	100,000	N/A

As of March 31, 2017 and 2016, the total unrecognized expense for unvested stock options, net of expected forfeitures, was $739,745 and $0, respectively, which is expected to be amortized on a weighted-average basis over a period of three years.

Note 7. Net Loss per Share

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2017	2016
Net loss	$(2,369,833)	$(116,687)

Weighted-average common shares used in computing net loss per share, basic and diluted	9,344,226	5,289,136

Net loss per share, basic and diluted	$(0.25)	$(0.02)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Stock options (exercise price $3.55 - $4.50 per share)	500,000	NA
Warrants (exercise price $4.50 - $7.43)	565,813	NA
Total common stock equivalents	1,065,813	NA

Note 8. Income Taxes

The Company recorded no income tax provision for the three months ended March 31, 2017 and 2016, as the Company has incurred losses for these periods.

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of March 31, 2017.

Note 9. Subsequent Events

On May 2, 2017, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the mixed martial arts promotion business of Undisputed Productions, LLC, doing business as National Fighting Championships or NFC (“NFC”). The purchase price for the acquisition was approximately $512,000, of which $140,000 was paid in the form of cash and $372,000 was paid by delivering 273,304 shares of the Company’s common stock. In connection with the acquisition, 81,991 shares of the common stock issuable as part of the purchase price was placed in escrow to secure the financial performance of the NFC promotion business following the acquisition. In the event that the gross profit of the NFC promotion business is less than $100,000 during the 12-month period following the acquisition, all 81,991 shares will be forfeited and cancelled.

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

Corporate Information

Our principal executive offices are located at 590 Madison Avenue, 21st Floor, New York, New York, 10022. Our telephone number is (212) 739-7825.

Overview

Nature of Business

The Company was formed on February 12, 2015 to acquire companies in the mixed martial arts (“MMA”) industry, and to develop and promote fighters to the sport's highest level of professional competition, including The Ultimate Fighting Championship (UFC), Bellator MMA, World Series of Fighting and other prestigious MMA promotions worldwide. The Company plans ultimately to promote over 125 domestic events per year, showcasing more than 1,000 fighters, through regional promotions operating under the Alliance MMA umbrella. As of the date of this filing, the Company has acquired 11 businesses to form the operations of Alliance MMA. See Note 1 – “Description of Business and Basis of Presentation” and Note 4 – “Acquisitions” of the Notes to Consolidated Financial Statements for additional information concerning the businesses acquired by the Company.

Results of Operations – Alliance MMA

Revenues

Our revenue is derived primarily from promotional activities including gate receipts, venue fees, food and beverage sales, merchandise sales, and local and regional sponsorships. Revenue from ticket sales is realized at the conclusion of the promotion. The majority of our ticket sales are made in cash which is collected prior to the event. Sponsorship and venue fees are earned with the completion of the event; customers typically pay such fees within 60 days following the event. We generate additional revenue from ticket services via CageTix, from fees earned through broadcast television advertising, internet streaming and pay-per-view offerings, as well as video production services via GFL, and from management overrides associated with fighter purses, third-party video pay-per-view sales, personal brand sponsorships and ancillary activities via SuckerPunch.

Revenue for the three months ended March 31, 2017 was $755,000, compared to $0 in the same period 2016 as the Company had not yet commenced operations. During the first quarter 2017 the Company held thirteen promotions resulting in $506,000 of revenue. Net revenue from ticket services, electronic content distribution and video production totaled $60,000, and revenue from fighter-related overrides was $189,000. We expect revenues to increase as we continue to acquire MMA promotions and enhance the revenue opportunities for our existing promotions and related businesses.

Expenses

General and administrative expenses increased approximately $2.5 million from the quarter ended March 31, 2016, reflecting the integration and operation of the promotions we acquired in 2016, and comprise primarily the following approximate expenditures:

•	$892,000 of employee salary and benefits of which $97,100 is related to prepaid consulting agreements;
•	$320,000 in stock-based compensation;[1]
•	$517,000 of amortization of intangible assets;[1]
•	$23,000 of depreciation of fixed assets;[1]
•	business-related travel of $159,000;
•	business insurance of $44,000;
•	sales and marketing expenses of $112,000;
•	IT-related expenses of $36,000;
•	$50,000 related to stock maintenance and listing fees, payroll services, postage and other general and administrative expenses; and
•	$30,000 in rent and leasehold expenses.

1 These expenses, totaling $957,000 represent non-cash charges.

Professional and consulting expenses increased by $326,000 compared to the quarter ended March 31, 2016, primarily as a result of an increase in accounting and auditing related expenses of $215,000, legal fees mainly related to the acquisitions and evaluation of potential acquisitions of $100,000, and public relations expense of $46,000.

We believe professional and consulting expenses will continue to be a significant cost as we continue to evaluate and acquire companies.

Liquidity and Capital Resources

Our primary sources of cash used in the three months ended March 31, 2017 have been the issuance of stock in our initial public offering, and the operation of the combined Alliance MMA businesses.

As of March 31, 2017, our cash balance was $2.9 million, which consists primarily of cash on deposit with banks. Our principal uses of cash include the acquisition of regional promotions, the payment of operating expenses, and the acquisition of capital assets. As of March 31, 2017, we had an accumulated deficit of $7.2 million.

	3 Months Ended March 31,
	2017	2016
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,256,623)	$(122,117)
Net cash used in investing activities	(524,651)	—
Net cash provided by financing activities	—	122,117
Net decrease in cash	$(1,781,274)	$—

We intend to finance our business operations using the proceeds of the IPO, cash on hand and cash provided by our operating activities. The Company incurred a net loss of $2.4 million for the quarter ended March 31, 2017, and has an accumulated deficit of $6.9 million since inception. Unless the Company is able to generate enough revenues to cover its operating costs, it will need to raise capital by selling shares of common stock or by borrowing funds through a working capital loan facility. Management cannot provide any assurances that the Company will generate sufficient revenue to continue as a going concern or, if it chooses to raise capital, that it will be successful in doing so on commercially reasonable terms or at all.

Operating Activities

Cash used in operating our businesses was $1.3 million for the three months ended March 31, 2017. For the quarter ended March 31, 2016, we used approximately $122,000 of cash in preparing for our initial public offering and the acquisition of the Initial Business Units.

Except for increases in costs related to the evaluation and acquisition of additional businesses (which will be offset by the revenues provided by such acquisitions), we do not anticipate a material increase in quarterly cash expenditures during the balance of 2017 unless we begin to acquire businesses at a faster pace. We expect it to take approximately twelve months from the date of acquisition to integrate the operations and cost structure of a promotion or other business, and produce the intended improvement in profitability.

Investing Activities

Cash used in investing activities was $525,000 for the three months ended March 31, 2017, related to the acquisitions of SuckerPunch and Fight Time, totaling $441,500 in the aggregate, the acquisition of a video library from Sheffield for $25,000, and fixed asset purchases totaling $58,000.

There were no investing activities during the three months ended March 31, 2016.

Financing Activities

There were no financing activities for the three months ended March 31, 2017.

Cash provided by financing activities was $122,000 for the three months ended March 31, 2016, primarily related to borrowings under a note payable to a related party.

Contractual Cash Obligations

Our operating lease obligation represents the future minimum lease payments under non-cancelable facility operating lease.

See Note 7— “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2017 there were no significant changes in our critical accounting policies. See Note 2 – “Summary of Significant Accounting Policies ” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Recent Accounting Pronouncements

See Note 2— “Recent Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

As we are an emerging growth company and a newly-public company with no material operating history prior to the completion of the first tranche of our initial public offering on September 30, 2016, we have only recently commenced implementing “disclosure controls and procedures” (“Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. We conducted an evaluation of the effectiveness of our Disclosure Controls as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited financial and manpower resources, our Disclosure Controls were not effective as of March 31, 2017, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management is in the process of determining how best to implement an effective system to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q and subsequent filings to be submitted under the Exchange Act will be recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address these issues to the extent possible given the limitations in our financial and manpower resources. No assurance can be made the implementation of these controls and procedures will be completed in a timely manner or that such controls or procedures will be adequate once implemented.

Change in Internal Control over Financial Reporting

Other than the items noted above, there has been no change in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April and May 2017, two purported securities class action complaints— Shapiro v. Alliance MMA, Inc., No. 1:17-cv-2583 (D.N.J.), and Shulman v. Alliance MMA, Inc., No. 1:17-cv-3282 (S.D.N.Y.)—were filed against the Company and certain of its officers in the United States District Court for the District of New Jersey and the United States District Court for the Southern District of New York, respectively.  The complaints allege that the defendants violated certain provisions of the federal securities laws, and purport to seek damages on behalf of a class of shareholders who purchased the Company’s common stock pursuant or traceable to the Company’s initial public offering.  We believe that these complaints are without merit and intend to defend vigorously against them.  Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in the Company’s Form 10-K that was filed with the Securities and Exchange Commission on April 17, 2017.

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

ALLIANCE MMA, INC

Date: May 15, 2017	By:	/s/ Paul Danner
	Name:	Paul Danner
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

