Form 10-Q
period 2017-06-30
Alliance MMA, Inc.
filed 2017-08-14
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Number of shares of the registrant’s common stock outstanding at August 7, 2017 was 10,526,322.

Alliance MMA, Inc.

Form 10-Q - Quarterly Report

For the Quarter Ended June 30, 2017

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance MMA, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$1,106,510	$4,678,473
Accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2017 and December 31, 2016	320,754	8,450
Prepaid expenses	103,750	134,852
Total current assets	1,531,014	4,821,775

Property and equipment, net	192,475	122,312
Intangible assets, net	6,944,478	5,780,213
Goodwill	4,640,116	3,271,815
Total assets	$13,308,083	$13,996,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$907,407	$284,361
Total liabilities	907,407	284,361
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $.001 par value; 45,000,000 shares authorized at June 30, 2017 and December 31, 2016; 10,376,322 and 9,022,308 shares issued and outstanding, respectively	10,376	9,022
Additional paid-in capital	21,610,058	18,248,582
Accumulated deficit	(9,219,758)	(4,545,850)
Total stockholders’ equity	12,400,676	13,711,754
Total liabilities and stockholders’ equity	$13,308,083	$13,996,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue, net	$1,114,380	$—	$1,869,210	$—
Cost of revenue	635,910	—	1,106,482	—
Gross profit	478,470	—	762,728	—
Operating expenses:
General and administrative	2,516,330	2,622,254	4,741,734	2,636,530
Professional and consulting fees	266,159	80,000	694,447	182,411
Total operating expenses	2,782,489	2,702,254	5,436,181	2,818,941
Loss from operations	(2,304,019)	(2,702,254)	(4,673,453)	(2,818,941)
Other expense	56	—	455	—
Loss before provision for income taxes	(2,304,075)	(2,702,254)	(4,673,908)	(2,818,941)
Provision for income taxes	—	—	—	—
Net loss	$(2,304,075)	$(2,702,254)	$(4,673,908)	$(2,818,941)
Net loss per share, basic and diluted	$(0.24)	$(0.51)	$(0.50)	$(0.53)
Weighted average shares used to compute net loss per share, basic and diluted	9,510,460	5,289,136	9,400,339	5,289,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statement of Changes In Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2015	—	$—	5,289,136	$5,289	$—	$(386,456)	$(381,167)
Issuance of common stock related to IPO, net	—	—	2,222,308	2,222	8,898,966	—	8,901,188
Issuance of common stock related to acquisition of Initial Business Units and Acquired Assets	—	—	1,377,531	1,378	6,197,511	—	6,198,889
Issuance of common stock related to acquisition of Iron Tiger Fight Series	—	—	133,333	133	506,532	—	506,665
Stock based compensation related to employee stock option grant	—	—	—	—	50,573	—	50,573
Stock based compensation related to common stock issued to non-employees by an affiliate	—	—	—	—	2,595,000	—	2,595,000
Net loss	—	—	—	—	—	(4,159,394)	(4,159,394)
Balance—December 31, 2016	—	$—	9,022,308	$9,022	$18,248,582	$(4,545,850)	$13,711,754
Stock based compensation related to employee stock option grants	—	—	—	—	391,577	—	391,577
Issuance of common stock and warrant related to acquisition of SuckerPunch	—	—	307,487	307	1,328,540	—	1,328,847
Issuance of common stock related to acquisition of Fight Time Promotions	—	—	74,667	75	287,393	—	287,468
Stock based compensation related to warrant issued for consulting services	—	—	—	—	169,401	—	169,401
Issuance of common stock related to acquisition of National Fighting Championships	—	—	273,304	273	365,954	—	366,227
Issuance of common stock related to acquisition of Fight Club OC	—	—	693,000	693	810,117	—	810,810
Issuance of common stock related to acquisition of Sheffield video library	—	—	5,556	6	8,494	—	8,500
Net loss	—	—	—	—	—	(4,673,908)	(4,673,908)
Balance—June 30, 2017	—	$—	10,376,322	$10,376	$21,610,058	$(9,219,758)	$12,400,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,673,908)	$(2,818,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	560,978	2,595,000
Amortization of acquired intangibles	1,063,686	—
Depreciation of fixed assets	55,699	—
Changes in operating assets and liabilities:
Accounts receivable	(312,304)	—
Prepaid expenses	31,102	—
Accounts payable and accrued liabilities	464,046	(5,994)
Deposit media library	—	(15,500)
Net cash used in operating activities	(2,810,701)	(245,435)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of National Fighting Championships	(140,000)	—
Purchase of Fight Club OC, net	(48,900)	—
Purchase of SuckerPunch	(357,500)	—
Purchase of Fight Time Promotions	(84,000)	—
Purchase of Sheffield video library	(25,000)	—
Purchase of fixed assets	(105,862)	—
Net cash used in investing activities	(761,262)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	—	261,701
Net cash provided by financing activities	—	261,701
NET (DECREASE) INCREASE IN CASH	(3,571,963)	16,266
CASH — BEGINNING OF PERIOD	4,678,473	—
CASH — END OF PERIOD	$1,106,510	$16,266
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in conjunction with acquisition of SuckerPunch	$1,328,847	$—
Stock issued in conjunction with acquisition of Fight Time Promotions	287,468	—
Stock issued in conjunction with acquisition of National Fighting Championships	366,227	—
Stock issued in conjunction with acquisition of Fight Club OC	810,810	—
Stock issued in conjunction with acquisition of Sheffield Video Library	8,500	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. The Company and Basis of Presentation

Nature of Business

Alliance MMA, Inc. (“Alliance” or the “Company”) was formed in Delaware on February 12, 2015 to acquire companies in the mixed martial arts (“MMA”) industry. On September 30, 2016, Alliance completed the first tranche of its initial public offering and acquired the assets and assumed certain liabilities of six companies, consisting of five MMA promoters and a ticketing platform focused on MMA events. In October 2016, GFL Acquisition, Co., Inc., a wholly-owned subsidiary of Alliance, merged with a seventh company, Go Fight Net, Inc., which produces and distributes MMA video entertainment. GFL was subsequently rebranded as Alliance Sports Media. The respective acquired businesses of the seven companies are referred to in these Notes as the “Initial Business Units”. At the completion of the offering in October, the Company acquired certain MMA and kickboxing video libraries (the “Initial Acquired Assets”). Subsequent to the acquisition of the Initial Business Units and the Initial Acquired Assets, the Company acquired the assets of four additional promotion companies, Iron Tiger Fight Series, Fight Time, National Fighting Championships and Fight Club OC, and a fighter management and marketing company, SuckerPunch, along with the intellectual property rights to the Sheffield video fight library of Shogun Fights (the “Subsequent Acquisitions”).

Initial Business Units

Promotions

•	CFFC Promotions, LLC

•	Hoosier Fight Club Promotions, LLC

•	Punch Drunk Inc., also known as Combat Games MMA

•	Bang Time Entertainment, LLC DBA Shogun Fights

•	V3, LLC

Ticketing Platform

•	CageTix LLC

Video Production and Distribution

•	Go Fight Net, Inc. - Currently Alliance Sports Media

Initial Acquired Assets

Following the completion of its initial public offering, Alliance also acquired the following assets:

Louis Neglia’s Ring of Combat

All rights in the existing MMA and kickboxing video libraries of Louis Neglia’s Martial Arts Karate, Inc. related to the Louis Neglia’s Ring of Combat and Louis Neglia’s Kickboxing events and shows, a right of first refusal to acquire the rights to all future Louis Neglia MMA and kickboxing events.

Hoss Promotions, LLC

The MMA and video library of Hoss Promotions, LLC related to certain CFFC events.

Subsequent Acquisitions

Following the acquisition of the Initial Business Units and Initial Acquired Assets, the Company acquired:

Iron Tiger Fight Series

The Ohio-based MMA promotion business of Ohio Fitness and Martial Arts, LLC doing business as Iron Tiger Fight Series (“ITFS”) on December 9, 2016.

In June 2017, ITFS hired the former owner of Explosive Fight Promotions, an Ohio based MMA promotion business, as General Manager, along with certain staff members.

Sucker Punch

Roundtable Creative Inc., a Virginia corporation d/b/a SuckerPunch Entertainment (“SuckerPunch”), a leading fighter management and marketing company on January 4, 2017.

Fight Time

The MMA Promotion business of Ft. Lauderdale, Florida based Fight Time Promotions, LLC (“Fight Time”) on January 18, 2017.

National Fighting Championships

The Atlanta, Georgia based mixed martial arts promotion business of Undisputed Productions, LLC, doing business as National Fighting Championships or NFC (“NFC”) on May 12, 2017.

Fight Club OC

The Orange County, California based mixed martial arts business of The Englebrecht Company, Inc., doing business as Roy Englebrecht Promotions or Fight Club OC (“Fight Club OC”) on June 14, 2017.

Sheffield

The intellectual property rights to the Sheffield video fight library of the Shogun promotions.

Alliance MMA, Inc.

Notes to Condensed Financial Statements

Description of Businesses

The following is a description of each of the Initial Business Units, the Initial Acquired Assets and the Subsequent Acquisitions:

Initial Business Units

CFFC Promotions, LLC

Based in Atlantic City, New Jersey, CFFC was founded in 2011 and has promoted 65 professional MMA events, primarily in New Jersey and Pennsylvania. Ranked in the top 10 of all regional MMA promotions, CFFC currently airs on the CBS Sports Network as well as www.gfl.tv and has sent 23 fighters to the UFC. Devon Mathiesen serves as General Manager of CFFC.

Hoosier Fight Club Promotions, LLC

Based in the Chicago metropolitan area, HFC was founded in 2009 and has promoted 33 events, including the first sanctioned event in Indiana in January, 2010. HFC has sent or promoted eight fighters to the UFC and several to Invicta Fighting Championships. HFC’s Danielle Vale serves as General Manager in the Chicago area market.

Punch Drunk, Inc. d/b/a COmbat GAmes MMA

Based in Kirkland, Washington, COGA was founded in 2009 and has promoted 55 shows primarily in Washington State. COGA frequently airs on ROOT Sports Pacific Northwest regional network as well as www.gfl.tv. COGA’s founder Joe DeRobbio serves as General Manager for the Pacific Northwest region.

Bang Time Entertainment LLC d/b/a Shogun Fights

Based in Baltimore, Maryland, Shogun was founded in 2008 and has promoted 16 fights at the Royal Farms Arena in Baltimore, the same venue that hosted UFC 174 in April of 2014. A premier mid-Atlantic regional MMA promotion, Shogun Fights currently airs on Comcast Sportsnet as well as www.gfl.tv. Shogun’s founder John Rallo serves as General Manager our for the mid-Atlantic region.

V3, LLC

Based in Memphis, Tennessee, V3 Fights was founded in 2009 and has promoted 60 events primarily at event centers in Memphis, Tennessee and elsewhere in Tennessee, Mississippi and Alabama. V3 Fights is the mid-South’s premier MMA promotion and has been broadcast live on Comcast Sports South as well as www.ustream.com, www.YouTube.com. V3 Fights founder Nick Harmeier serves as General Manager for the mid-South region.

Go Fight Net, Inc.

Founded in 2010, Go Fight Net operates “GoFightLive” or “GFL” a sports media and technology platform focusing exclusively on the combat sports marketplace.

Alliance MMA, Inc.

Notes to Condensed Financial Statements

CageTix LLC

Founded in 2009 by Jay Schneider, a seasoned MMA event promoter, CageTix is the first group sales service to focus specifically on the MMA industry. CageTix is intended to be complementary to any existing ticket service such as Ticketmaster or box office sales used by a promotion. CageTix presently services the industry’s top mixed martial arts events.

Subsequent Acquisitions

Iron Tiger Fight Series

Based in Bellfountain, Ohio, IT was founded in 1995 and has promoted 69 professional and amateur MMA events in various locations throughout Ohio. IT has sent or promoted 10 fighters to the UFC and several to Bellator. IT’s Scott Sheeley serves as General Manager of IT.

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

National Fighting Championships

Based in Atlanta, Georgia, NFC was founded in 2002 and has promoted 96 professional and amateur MMA events throughout Atlanta, Georgia, South Carolina and North Carolina. NFC’s David Oblas serves as General Manager of NFC.

Fight Club OC

Based in Orange County, California, Fight Club OC was founded in 1982 and has promoted more than 260 professional and amateur MMA events throughout Southern California. Fight Club OC’s Roy Englebrecht serves as General Manager of Fight Club OC.

Sheffield Recordings Limited, Inc.

A service provider of Shogun, Sheffield owned the intellectual property rights of events promoted by Shogun. The Company has acquired the exclusive rights to the Sheffield video fight library for a contractual price of $50,000, of which $25,000 was paid in cash during the first quarter of 2017 and $8,500 was paid with the issuance of 5,556 shares of Alliance common stock during the second quarter of 2017. The agreement for the video fight library calls for $25,000 of Alliance MMA Stock to be issued based upon the IPO price of $4.50 per share. The Company has valued the stock portion of the acquisition based upon the date the 5,556 shares were issued, May 12, 2017.

Initial Acquired Assets

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

Notes to Condensed Financial Statements

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2016 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations, changes in stockholders’ equity and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017 (the “Form 10-K”). The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2017 or any future period and the Company makes no representations related thereto.

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

Liquidity and Going Concern

Our primary need for liquidity is to fund the working capital needs of our business, our planned capital expenditures, the continued acquisition of regional promotions and related companies, and general corporate purposes. We have incurred losses and experienced negative operating cash flows since the inception of our operations in October 2016. We believe, however, that the successful implementation of our business plan, along with other actions we have taken and will continue to take, will improve our operating margins and address corporate overhead expenditures.

Since completing our IPO in October 2016, we have focused primarily on building out a domestic MMA platform, which is expected eventually to include a presence in the top 20 media markets. To date, we have created a persistent brand presence in eleven markets through the acquisition of nine promotional businesses along with the promotion of regional Alliance MMA events in two additional markets. We have also continued to develop our existing media library of live MMA events, and have built a professional corporate infrastructure that will support our long-term goals. These activities and investments in our business directly support our stated goal of promoting at least 125 regional MMA events annually.

To ensure that our capital needs are met over the next twelve months, in August 2017, we completed a capital raise of $1.5 million through the placement of 1.5 million units which consist of one common share and warrant. We expect to raise additional capital in the amount of $1.0 million during 2017.

Management is in final negotiations with multiple national sponsors and, on the basis of those negotiations, expects to receive at least $500,000 in national sponsorship revenue during the next twelve months.

Additionally, we are in final discussions with national casinos to promote our MMA events at venues that would produce better margins through entertainment fees paid to the Company and, in certain cases, a reduction in event overhead through complimentary food and lodging for fighters and staff.

While many challenges associated with successfully executing our aggressive expansion plan exist, and while our historical operating results raise doubts with respect to our ability to continue as a going concern, we expect that our recent and anticipated financings, the continued implementation of our business plan and the expected increase in sponsorship revenue will provide sufficient liquidity and financial flexibility over the next twelve months. We cannot, however, predict with certainty the outcome of our actions to generate liquidity, including our success in raising additional capital or the anticipated results of our operations.

Note 2. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2017, as compared to the significant accounting policies described in the Form 10-K, with the exception of the fighter commission revenue recognition policy disclosed below.

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

Alliance MMA, Inc.

Notes to Condensed Financial Statements

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

In August 2014, the FASB issued “Accounting Standards Update No. 2014-15,” Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“Update 2014-15”), which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. For public entities, Update 2014-15 was effective for annual reporting periods ending after December 15, 2016. The Company adopted this update in 2016 resulting in no impact on its consolidated results of operations, financial position, cash flows and disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted this update effective January 1, 2017.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230):” Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently assessing the impact of this new guidance.

In January 2017, the FASB issued ASU No. 2017-04, Compensation – Retirement Benefits (Topic 715): to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently assessing the impact of this new guidance.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-stock compensation (topic 718)-” scope of modification accounting (“ASU 2017-09”), which provides clarity regarding the applicability of modification accounting in relation to share-based payment awards. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The effective date for the standard is for fiscal years beginning after December 15, 2017, which for the Company is January 1, 2018. Early adoption is permitted. The new standard is to be applied prospectively. The Company does not expect ASU 2017-09 to have a material impact on its consolidated financial statements.

Alliance MMA, Inc.

Notes to Condensed Financial Statements

Note 3. Property and Equipment

Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2017	2016
Promotion equipment	$53,185	$31,393
Production equipment	81,312	61,209
Equipment, furniture and other	126,627	42,660
Total property and equipment	261,124	135,262
Less accumulated depreciation	(68,649)	(12,950)
Total property and equipment, net	$192,475	$122,312

Depreciation expense for the three and six months ended June 30, 2017 was $32,779 and $55,699, respectively. Depreciation expense for the three and six months ended June 30, 2016 was zero for both periods.

Note 4. Acquisitions

The Company completed the following acquisitions during the six months ended June 30, 2017:

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

National Fighting Championships

On May 12, 2017, Alliance MMA acquired the mixed martial arts promotion business of Undisputed Productions, LLC, doing business as National Fighting Championships or NFC for an aggregate consideration of $506,227, of which $140,000 was paid in cash and $366,227 was paid with the issuance of 273,304 shares of Alliance MMA common stock valued at $1.34 per share, the fair value of Alliance MMA common stock on May 12, 2017.

Fight Club OC

On June 14, 2017, Alliance MMA acquired the mixed martial arts promotion business of The Englebrecht Company, Inc., doing business as Roy Englebrecht Promotions and Fight Club Orange County for an aggregate consideration of $1,018,710 of which $207,900 was paid in cash and $810,810 was was paid with the issuance of 693,000 shares of the Company’s common stock valued at $1.17 per share, the fair value of Alliance MMA common stock on June 14, 2017.

All acquisitions have been accounted for as business acquisitions, under the acquisition method of accounting.

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

Alliance MMA, Inc.

Notes to Condensed Financial Statements

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

	Cash	Shares	Consideration Paid
Fight Time	$84,000	74,667	$371,468

In connection with the business acquisition, 28,000 shares of the 74,667 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of Fight Time post-closing. Accordingly, in the event the gross profit of Fight Time is less than $60,000 during fiscal year 2017, all 28,000 shares held in escrow will be forfeited.

The following table reflects the preliminary allocation of the purchase price for the business of Fight Time to identifiable assets and preliminary pro forma intangible assets and goodwill:

Fight Time
Cash	$—
Accounts receivable	—
Intangible assets	48,867
Goodwill	322,601
Total identifiable assets	$371,468
Total identifiable liabilities	—
Total purchase price	$371,468

Preliminary Purchase Allocation – National Fighting Championships

As consideration for the acquisition of the MMA promotion business of NFC, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
NFC	$140,000	273,304	$506,227

In connection with the business acquisition, 81,991 shares of the 273,304 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of NFC post-closing. Accordingly, in the event the gross profit of NFC is less than $100,000 during the 12 month period following the acquisition, all 81,991 shares held in escrow will be forfeited.

The following table reflects the preliminary allocation of the purchase price for the business of NFC to identifiable assets and preliminary pro forma intangible assets and goodwill:

NFC
Cash	$—
Accounts receivable	—
Fixed assets	20,000
Intangible assets	120,000
Goodwill	366,227
Total identifiable assets	$506,227
Total identifiable liabilities	—
Total purchase price	$506,227

Preliminary Purchase Allocation – Fight Club OC

As consideration for the acquisition of the MMA promotion business of Fight Club OC, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
Fight Club OC	$207,900	693,000	$1,018,710

In connection with the business acquisition, 258,818 shares of the 693,000 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of Fight Club OC post-closing. Accordingly, in the event the gross profit of Fight Club OC is less than $148,500 during the 12 month period following the acquisition, all 258,818 shares held in escrow will be forfeited. Among the assets purchased is a cash balance of $159,000 related to customer deposits on ticket sales for future 2017 MMA promotion events.

The following table reflects the preliminary allocation of the purchase price for the business of the Fight Club OC to identifiable assets, liabilities, and preliminary pro forma intangible assets and goodwill:

Fight Club OC
Cash	$159,000
Accounts receivable	—
Intangible assets	500,000
Goodwill	518,710
Total identifiable assets	$1,177,710
Total identifiable liabilities	(159,000)
Total purchase price	$1,018,710

Under acquisition accounting, assets and liabilities acquired are recorded at their fair value on the acquisition date, with any excess in purchase price over these values being allocated to identifiable intangible assets and goodwill at June 30, 2017.

Goodwill and Identifiable Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2017 is:

Balance as of December 31, 2016	$3,271,815
Goodwill – Sucker Punch	160,763
Goodwill – Fight Time Promotions	322,601
Goodwill – National Fighting Championships	366,227
Goodwill – Fight Club OC	518,710
Balance as of June 30, 2017	$4,640,116

Alliance MMA, Inc.

Notes to Condensed Financial Statements

Intangible Assets

Identified intangible assets consist of the following:

		June 30, 2017			December 31, 2016
Intangible assets	Useful Life	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Video library, intellectual property	5 years	$3,546,241	$528,578	$3,017,663	$3,512,741	$181,824	$3,330,917
Venue contracts	3 years	1,966,400	491,600	1,474,800	1,966,400	163,867	1,802,533
Ticketing software	3 years	360,559	90,140	270,419	360,559	30,047	330,512
Brand	3 years	993,867	83,591	910,276	325,000	8,749	316,251
Fighter contracts		1,525,584	254,264	1,271,320	—	—	—
Total intangible assets, gross		$8,392,651	$1,448,173	$6,944,478	$6,164,700	$384,487	$5,780,213

Amortization expense for the three months ended June 30, 2017 and 2016, was $546,310 and$ 0, respectively.

Amortization expense for the six months ended June 30, 2017 and 2016, was $1,063,686 and $0, respectively.

As of June 30, 2017, estimated amortization expense for the unamortized acquired intangible assets over the next five years and thereafter is as follows:

2017 (Remaining six months)	$1,156,259
2018	2,311,385
2019	2,110,388
2020	803,383
2021	543,611
Thereafter	19,452
$6,944,478

Pro Forma Results

The combined pro forma net revenue and net loss of the Company as if Initial Business Units were acquired in January 1, 2016 are (in 000’s):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Revenue, Net	$784	$1,224
Net loss	$(3,082)	$(3,204)

Significant adjustments to expenses for the three months ended June 30, 2016 include $546,000 of amortization of acquired intangible assets.

Significant adjustments to expenses for the six months ended June 30, 2016 include $707,000 of amortization of acquired intangible assets, and $142,000 professional fees attributable to consulting fees related to the acquisitions.

Note 5. Commitments and Contingencies

Operating Leases

The Company does not own any real property. The principal executive offices are located at an office complex in New York, New York, which includes approximately twenty thousand square feet of shared office space and services that we are leasing.  The lease had an original one-year term that commenced on December 1, 2015, which was renewed until November 30, 2017. The lease allows for the limited use of private offices, conference rooms, mail handling, videoconferencing, and certain other business services.

In November 2016, the Company entered a sublease agreement for office and video production space in Cherry Hill, New Jersey. The lease expires on June 30, 2019.

With the acquisition of Fight Club OC, the Company assumed a lease for office space in Orange County, California. The lease expires in September 2018.

Each of the acquired business operate from home offices or shared office space arrangements.

Rent expense was $27,720 and $0 for the three months ended June 30, 2017 and 2016, respectively.

Rent expense was $56,856 and $0 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the aggregate minimum lease payments for the years ending December 31, 2017, 2018, and 2019 were:

2017 (six months remaining)	65,911
2018	143,888
2019	76,201
Total minimum lease payments	$286,000

Contingencies

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

In April and May 2017, two purported securities class action complaints— Shapiro v. Alliance MMA, Inc., No. 1:17-cv-2583 (D.N.J.), and Shulman v. Alliance MMA, Inc., No. 1:17-cv-3282 (S.D.N.Y.)—were filed against the Company and certain of its officers in the United States District Court for the District of New Jersey and the United States District Court for the Southern District of New York, respectively.  The complaints allege that the defendants violated certain provisions of the federal securities laws, and purport to seek damages on behalf of a class of shareholders who purchased the Company’s common stock pursuant or traceable to the Company’s initial public offering.  In July 2017, the plaintiffs in the New York action voluntarily dismissed their claim. The court has not yet ruled on the motion by the claimants in the New Jersey case to be named lead plaintiffs.

We believe that the remaining claim is without merit and intend to defend against it vigorously.  Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of the case. The Company maintains directors and officers insurance and has notified its insurance carrier of the claims made against it.

Alliance MMA, Inc.

Notes to Condensed Financial Statements

Note 6. Stockholders’ Equity

Stock Option Plan

Option Grants

On December 19, 2016, the Board of Directors of the Company awarded stock option grants under the 2016 Equity Incentive Plan to four employees to acquire an aggregate of 200,000 shares of the Company’s common stock. The stock options have a term of 10 years and an exercise price of $3.56 per share, vest annually over three years in three equal tranches and have a grant date fair value of $497,840. The Company determined the fair value of the stock options using the Black-Scholes model. Each award was accepted by the recipient during the first quarter 2017 at which point the Company began to recognize stock-based compensation expense.

On February 1, 2017, the Company entered into an employment agreement with James Byrne as the Company’s Chief Marketing Officer. In connection with Mr. Byrne’s employment he was awarded a stock option grant to acquire 100,000 shares of the Company’s common stock. The stock option has a term of 5 years, an exercise price of $3.55, and a grant date fair value of $247,882, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

Warrant Grants

On January 4, 2017, in connection with the acquisition of SuckerPunch, the Company entered an employment agreement with Bryan Hamper as Managing Director. Mr. Hamper was awarded a warrant to acquire 93,583 shares of the Company’s common stock. The warrant has a term of 10 years, an exercise price of $3.74, and a grant date fair value of $181,920, and was fully-vested upon grant and is included as a component of the SuckerPunch purchase price. The Company determined the fair value of the warrant using the Black-Scholes model.

On March 10, 2017, the Company entered into a service agreement with World Wide Holdings and issued a warrant to acquire 250,000 shares of the Company’s common stock. The warrant has an exercise price of $4.50, term of three years and vest in equal one third increments on April 1, July 1 and October 1, 2017. The Company has recognized stock-based compensation expense of $169,401 during the three months ended June 30, 2016 as the vendor is not required to perform future services to earn the warrant and the vesting provisions are only time based.

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time based vesting as of June 30, 2017 are:

	Warrant Grants		Stock Option Grants
	Number of Shares Subject to Warrants	Weighted-Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted-Average Exercise Price Per Share
Balance at December 31, 2016	222,230	$7.43	200,000	$4.50
Granted	343,583	4.29	300,000	3.56
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance at June 30, 2017	565,813	$5.53	500,000	$3.93
Exercisable at June 30, 2017	315,813	6.34	100,000	3.55

As of June 30, 2017 and 2016, the total unrecognized expense for unvested stock options, net of expected forfeitures, was $667,899 and $0, respectively, which is expected to be amortized on a weighted-average basis over a period of three years.

Stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
General and administrative expense	$241,249	$—	$560,978	$—

Stock-based compensation expense categorized by the equity components for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Employee stock options	$71,848	$—	$391,577	$—
Warrants	169,401	—	169,401	—
	$241,249	$—	$560,978	$—

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

Alliance MMA, Inc.

Notes to Condensed Financial Statements

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(2,304,075)	$(2,702,254)	$(4,673,908)	$(2,818,941)

Weighted-average common shares used in computing net loss per share, basic and diluted	9,510,460	5,289,136	9,400,339	5,289,136

Net loss per share, basic and diluted	$(0.24)	$(0.51)	$(0.50)	$(0.53)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options (exercise price $3.55 - $4.50 per share)	500,000	—	500,000	—
Warrants (exercise price $4.50 - $7.43)	565,813	—	565,813	—
Total common stock equivalents	1,065,813	—	1,065,813	—

Note 8. Income Taxes

The Company recorded no income tax provision for the six months ended June 30, 2017 and 2016, as the Company has incurred losses for these periods.

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of June 30, 2017.

Note 9. Subsequent Events

In February 2017, the Company entered a consulting arrangement with DC Consulting for management consulting services with a term of one year and included the grant of 150,000 shares subject to board of director approval.  In July, 2017 the Company issued the 150,000 restricted shares to DC Consulting under the arrangement.

In August 2017, the board of directors approved the private placement of up to $2.5 million of AMMA stock. During August 2017, the Company received subscription agreements from third parties for approximately 0.9 million units at $1.00 per unit. Each unit consists of one restricted share of AMMA stock and a warrant to acquire an additional 0.9 million shares at $1.50. Board members and employees also participated in the capital raise and acquired an additional 0.6 million units at a market price of $1.09.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us or on our behalf may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to anticipated future events, future results of operations or future financial performance. In some cases, you can identify forward-looking statements by terminology such as, “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” and similar expressions or variations of such words that are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to:

•	Our ability to manage our growth;
•	Our ability to effectively integrate and manage the businesses of the regional MMA promotions and related businesses we acquired, to create synergies among the businesses, and to leverage these synergies to achieve our business objective of creating a developmental league for the MMA industry;
•	Our ability to compete with other regional MMA promotions for top ranked professional MMA fighters and for television and other content distribution arrangements;
•	Sustained growth in the popularity of MMA among fans;
•	Our ability to protect or enforce our intellectual property rights; and
•	Other statements made elsewhere in this quarterly report.

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

Corporate Information

Our principal executive offices are located at 590 Madison Avenue, 21st Floor, New York, New York, 10022. Our telephone number is (212) 739-7825. We maintain a web site at www.alliancemma.com. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on this website.

In the Quarterly Report, the “Company”, “we”, “us”, and “our” refers to Alliance MMA, Inc., which operates its business through its parent company and subsidiaries. Unless otherwise specified, the financial results in this Quarterly Report are those of the Company and its subsidiaries on a consolidated basis.

Business Overview

Nature of Business

The Company was formed on February 12, 2015 to acquire companies in the mixed martial arts (“MMA”) industry, and to develop and promote fighters to the sport's highest level of professional competition, including The Ultimate Fighting Championship (UFC), Bellator MMA, World Series of Fighting (now known as the “Professional Fighter League”) and other prestigious MMA promotions worldwide. The Company plans ultimately to promote over 125 domestic events per year, showcasing more than 1,000 fighters, through regional promotions operating under the Alliance MMA umbrella. As of the date of this filing, the Company has acquired 12 businesses and hired the general manager and staff of Explosive Fight Promotions in Ohio, to form the operations of Alliance MMA. See Note 1 – “Description of Business and Basis of Presentation” and Note 4 – “Acquisitions” of the Notes to Consolidated Financial Statements for additional information concerning the businesses acquired by the Company.

Results of Operations - 3 Months Ended June 30, 2017

Revenues

Our revenue is derived primarily from promotional activities including gate receipts, venue fees, food and beverage sales, merchandise sales, and local and regional sponsorships. Revenue from ticket sales is realized at the conclusion of the promotion. The majority of our ticket sales are made in cash which is collected prior to the start of the event. Sponsorship and venue fees are earned with the completion of the event and customers typically pay such fees within 60 days following the event. We generate additional revenue from ticket services from CageTix, fees earned through broadcast television advertising, internet streaming pay-per-view offerings, video production services from Alliance Sports Media, and from management commissions associated with fighter purses, third-party video pay-per-view sales, personal brand sponsorships and ancillary activities from SuckerPunch.

Revenue for the three months ended June 30, 2017 was $1.1 million, compared to $0 in the same period 2016 as the Company had not yet commenced operations until its IPO. During the second quarter 2017 the Company held 12 promotions resulting in $710,000 of revenue. Net revenue from ticket services, electronic content distribution and video production totaled $110,000, and revenue from fighter-related commission was $294,000. We expect revenues to increase as we continue to acquire MMA promotions and enhance the revenue opportunities for our existing promotions and related businesses.

Expenses

General and administrative expenses decreased approximately $106,000 to $2.5 million for the three months ended June 30, 2017 compared to $2.6 million in the same period of 2016. The second quarter 2016 General and Administrative expenses were composed of $2.6 million of stock based compensation and $27,000 mainly of travel expenses. Whereas the three months ended June 2017 reflect the integration and operation of the promotions we acquired during 2016 and 2017, and comprise primarily the following approximate expenditures:

•	$1,049,000 of employee salary and benefits;
•	$241,000 in stock-based compensation;[1]
•	$546,000 of amortization of intangible assets;[1]
•	$33,000 of depreciation of fixed assets;[1]
•	business-related travel of $284,000;
•	business insurance of $44,000;
•	sales and marketing expenses of $181,000;
•	IT-related expenses of $51,000;
•	$51,000 related to stock maintenance and listing fees, payroll services, postage and other general and administrative expenses; and
•	$30,000 in rent and leasehold expenses.

1 These expenses, totaling $820,000 represent non-cash charges.

Professional and consulting expenses increased by $186,000 compared to the quarter ended June 30, 2016, primarily as a result of an increase in accounting and auditing related expenses of $42,000, legal fees of $114,000 mainly related to the acquisitions and evaluation of potential acquisitions and legal fees to defend against purported class action lawsuits, public relations expense of $51,000, SEC related fees of $17,000 offset by a reduction in MMA consulting fees of $38,000.

We believe professional and consulting expenses will continue to be a significant cost as we continue to evaluate and acquire companies.

Results of Operations - 6 Months Ended June 30, 2017

Revenues

Revenue for the six months ended June 30, 2017 was $1.9 million compared to $0 in the same period 2016 as the Company had not yet commenced operations until it’s IPO. During the six months ended June 30, 2017, the Company held 24 promotions resulting in $1,216,000 of revenue. Net revenue from ticket services, electronic content distribution and video production totaled $170,000, and revenue from fighter-related commissions was $483,000. We expect revenues to increase as we continue to acquire MMA promotions and enhance the revenue opportunities for our existing promotions and related businesses.

Expenses

General and administrative expenses increased approximately $2.1 million to $4.7 million for the six months ended June 30, 2017 compared to $2.6 million in the same period of 2016. The six months ended June 30, 2016 General and Administrative expenses were comprised of $2.6 million of stock-based compensation and $42,000 mainly of travel and marketing costs. Whereas the six months ended June 30, 2017 reflect the integration and operation of the promotions we acquired during 2016 and 2017, and comprise primarily the following approximate expenditures:

•	$1,940,000 of employee salary and benefits;
•	$561,000 in stock-based compensation;[1]
•	$1,064,000 of amortization of intangible assets;[1]
•	$56,000 of depreciation of fixed assets;[1]
•	business-related travel of $440,000;
•	business insurance of $88,000;
•	sales and marketing expenses of $293,000;
•	IT-related expenses of $90,000;
•	$127,000 related to stock maintenance and listing fees, payroll services, postage and other general and administrative expenses; and
•	$60,000 in rent and leasehold expenses.

1 These expenses, totaling $1,681,000 represent non-cash charges.

Professional and consulting expenses increased by $512,000 compared to the six months ended June 30, 2016, primarily as a result of an increase in accounting and auditing related expenses of $257,000, legal fees of $215,000 mainly related to the acquisitions and evaluation of potential acquisitions and legal fees to defend against purported class action lawsuits, public relations expense of $96,000, SEC related fees of $19,000 offset a decrease of $75,000 in MMA consulting fees.

We believe professional and consulting expenses will continue to be a significant cost as we continue to evaluate and acquire companies.

Liquidity and Capital Resources

Our primary sources of cash used in the six months ended June 30, 2017 have been the issuance of stock in our initial public offering, and the operation of the combined Alliance MMA businesses.

As of June 30, 2017, our cash balance was $1.1 million, which consists primarily of cash on deposit with banks. Our principal uses of cash include the acquisition of regional promotions, the payment of operating expenses, and the acquisition of capital assets.

	Six Months Ended June 30,
	2017	2016
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(2,810,701)	$(245,435)
Net cash used in investing activities	(761,262)	—
Net cash provided by financing activities	—	261,701
Net (decrease) increase in cash	$(3,571,963)	$16,266

Our primary need for liquidity is to fund the working capital needs of our business, our planned capital expenditures, the continued acquisition of regional promotions and related companies, and general corporate purposes. We have incurred losses and experienced negative operating cash flows since the inception of our operations in October 2016. We believe, however, that the successful implementation of our business plan, along with other actions we have taken and will continue to take, will improve our operating margins and address corporate overhead expenditures.

Since completing our IPO in October 2016, we have focused primarily on building out a domestic MMA platform, which is expected eventually to include a presence in the top 20 media markets. To date, we have created a persistent brand presence in eleven markets through the acquisition of nine promotional businesses along with the promotion of regional Alliance MMA events in two additional markets. We have also continued to develop our existing media library of live MMA events, and have built a professional corporate infrastructure that will support our long-term goals. These activities and investments in our business directly support our stated goal of promoting at least 125 regional MMA events annually.

To ensure that our capital needs are met over the next twelve months, in August 2017, we completed a capital raise of $1.5 million through the placement of 1.5 million units which consist of one common share and warrant. We expect to raise additional capital in the amount of $1.0 million during 2017.

Management is in final negotiations with multiple national sponsors and, on the basis of those negotiations, expects to receive at least $500,000 in national sponsorship revenue during the next twelve months.

Additionally, we are in final discussions with national casinos to promote our MMA events at venues that would produce better margins through entertainment fees paid to the Company and, in certain cases, a reduction in event overhead through complimentary food and lodging for fighters and staff.

While many challenges associated with successfully executing our aggressive expansion plan exist, and while our historical operating results raise doubts with respect to our ability to continue as a going concern, we expect that our recent and anticipated financings, the continued implementation of our business plan and the expected increase in sponsorship revenue will provide sufficient liquidity and financial flexibility over the next twelve months. We cannot, however, predict with certainty the outcome of our actions to generate liquidity, including our success in raising additional capital or the anticipated results of our operations.

Operating Activities

Cash used in operating our businesses was $2.8 million for the six months ended June 30, 2017. For the six months ended June 30, 2016, we used approximately $0.2 million of cash in preparing for our initial public offering and the acquisition of the Initial Business Units.

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

Investing Activities

Cash used in investing activities was $0.8 million for the six months ended June 30, 2017, related to the acquisitions of SuckerPunch, Fight Time, NFC and Fight Club OC totaling $0.6 million in the aggregate, the acquisition of a video library from Sheffield for $25,000, and fixed asset purchases totaling $0.1 million.

There were no investing activities during the six months ended June 30, 2016.

Financing Activities

There were no financing activities for the six months ended June 30, 2017.

Cash provided by financing activities was $0.3 million for the six months ended June 30, 2016, primarily related to borrowings under a note payable to a related party.

Contractual Cash Obligations

Our operating lease obligation represents the future minimum lease payments under non-cancelable facility operating lease.

See Note 5— “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2017 there were no significant changes in our critical accounting policies with the exception of fighter commission revenue recognition policy. See Note 2 – “Summary of Significant Accounting Policies ” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

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

As we are an emerging growth company and a newly-public company with a limited operating history following the completion of our initial public offering in October 2016, we have only recently commenced implementing “disclosure controls and procedures” (“Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. We conducted an evaluation of the effectiveness of our Disclosure Controls as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited financial and manpower resources, our Disclosure Controls were not effective as of June 30, 2017, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

In April and May 2017, two purported securities class action complaints— Shapiro v. Alliance MMA, Inc., No. 1:17-cv-2583 (D.N.J.), and Shulman v. Alliance MMA, Inc., No. 1:17-cv-3282 (S.D.N.Y.)—were filed against the Company and certain of its officers in the United States District Court for the District of New Jersey and the United States District Court for the Southern District of New York, respectively.  The complaints allege that the defendants violated certain provisions of the federal securities laws, and purport to seek damages on behalf of a class of shareholders who purchased the Company’s common stock pursuant or traceable to the Company’s initial public offering.  In July 2017, the plaintiffs in the New York action voluntarily dismissed their claim. The court has not yet ruled on the motion by the claimants in the New Jersey case to be named lead plaintiffs.

We believe that the remaining claim is without merit and intend to defend against it vigorously.  Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of the case. The Company maintain directors and officers insurance and has notified its insurance carrier of the claims made against it.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in the Company’s Form 10-K that was filed with the Securities and Exchange Commission on April 17, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a), 2(b) and 2(c) are not applicable.

Item 3. Defaults Upon senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

Exhibit No.	Exhibit Title

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1 (1)*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Document*

*	Filed Herewith

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE MMA, INC

Date: August 14, 2017	By:	/s/ Paul Danner
	Name:	Paul Danner
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)