Form 10-Q
period 2017-09-30
Alliance MMA, Inc.
filed 2017-11-14
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Number of shares of the registrant’s common stock outstanding at November 9, 2017 was 12,662,974.

Alliance MMA, Inc.

Form 10-Q - Quarterly Report

For the Quarter Ended September 30, 2017

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance MMA, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$1,035,697	$4,678,473
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2017 and December 31, 2016	421,095	8,450
Prepaid expenses	57,201	134,852
Total current assets	1,513,993	4,821,775

Property and equipment, net	249,052	122,312
Intangible assets, net	5,449,091	5,780,213
Goodwill	6,470,225	3,271,815
Total assets	$13,682,361	$13,996,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$856,163	$284,361
Earn out liability	310,000	—
Customer deposits	117,761	—
Total current liabilities	1,283,924	284,361
Long-term deferred tax liabilities	64,867	—
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $.001 par value; 45,000,000 shares authorized at September 30, 2017 and December 31, 2016; 12,272,974 and 9,022,308 shares issued and outstanding, respectively	12,273	9,022
Additional paid-in capital	24,003,109	18,248,582
Accumulated deficit	(11,681,812)	(4,545,850)
Total stockholders’ equity	12,333,570	13,711,754
Total liabilities and stockholders’ equity	$13,682,361	$13,996,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue, net	$1,050,450	$—	$2,919,660	$—
Cost of revenue	774,671	—	1,881,153	—
Gross profit	275,779	—	1,038,507	—
Operating expenses
General and administrative	1,752,560	357,826	6,494,294	2,994,356
Professional and consulting fees	218,320	237,585	912,767	419,996
Total operating expenses	1,970,880	595,411	7,407,061	3,414,352
Loss from operations	(1,695,101)	(595,411)	(6,368,554)	(3,414,352)
Other income	672	—	217	—
Loss before provision for income taxes	(1,694,429)	(595,411)	(6,368,337)	(3,414,352)
Provision for income taxes	767,625	—	767,625	—
Net loss	$(2,462,054)	$(595,411)	$(7,135,962)	$(3,414,352)
Net loss per share, basic and diluted	$(0.23)	$(0.11)	$(0.74)	$(0.65)
Weighted average shares used to compute net loss per share, basic and diluted	$10,714,200	$5,289,882	$9,608,042	$5,289,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statement of Changes In Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2015	—	$—	5,289,136	$5,289	$—	$(386,456)	$(381,167)
Issuance of common stock related to IPO, net	—	—	2,222,308	2,222	8,898,966	—	8,901,188
Issuance of common stock related to acquisition of Initial Business Units and Acquired Assets	—	—	1,377,531	1,378	6,197,511	—	6,198,889
Issuance of common stock related to acquisition of Iron Tiger Fight Series	—	—	133,333	133	506,532	—	506,665
Stock based compensation related to employee stock option grant	—	—	—	—	50,573	—	50,573
Stock based compensation related to common stock issued to non-employees by an affiliate	—	—	—	—	2,595,000	—	2,595,000
Net loss	—	—	—	—	—	(4,159,394)	(4,159,394)
Balance—December 31, 2016	—	$—	9,022,308	$9,022	$18,248,582	$(4,545,850)	$13,711,754
Stock based compensation related to employee stock option grants	—	—	—	—	470,087	—	470,087
Issuance of common stock and warrant related to acquisition of SuckerPunch	—	—	307,487	307	1,328,540	—	1,328,847
Issuance of common stock related to acquisition of Fight Time Promotions	—	—	74,667	75	287,393	—	287,468
Stock based compensation related to warrant issued for consulting services	—	—	—	—	169,401	—	169,401
Issuance of common stock related to acquisition of National Fighting Championships	—	—	273,304	273	365,954	—	366,227
Issuance of common stock related to acquisition of Fight Club OC	—	—	693,000	693	810,117	—	810,810
Issuance of common stock related to acquisition of Sheffield video library	—	—	5,556	6	8,494	—	8,500
Stock based compensation related to common stock issued for consulting services	—	—	150,000	150	148,350	—	148,500
Issuance of common stock units related to private placement	—	—	1,478,761	1,479	1,523,521	—	1,525,000
Issuance of common stock related to acquisition of Victory Fighting Championship	—	—	267,891	268	642,670	—	642,938
Net loss	—	—	—	—	—	(7,135,962)	(7,135,962)
Balance—September 30, 2017	—	$—	12,272,974	$12,273	$24,003,109	$(11,681,812)	$12,333,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,135,962)	$(3,414,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	787,988	2,615,240
Amortization of acquired intangibles	894,373	—
Depreciation of fixed assets	96,810	—
Deferred income tax and other, net	767,625	—
Changes in operating assets and liabilities:
Accounts receivable	(380,465)	—
Prepaid expenses	77,651	—
Deferred offering costs	—	25,000
Accounts payable and accrued liabilities	733,154	(90,106)
Net cash used in operating activities	(4,158,826)	(864,218)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Victory Fighting Championship	(180,000)	—
Purchase of Fight Club OC, net	(48,900)	—
Purchase of National Fighting Championships	(140,000)	—
Purchase of Fight Time Promotions	(84,000)	—
Purchase of SuckerPunch	(357,500)	—
Purchase of Sheffield video library	(25,000)	—
Purchase of fixed assets	(173,550)	—
Purchase of Initial Business Units and Initial Acquired Assets	—	(1,391,736)
Net cash used in investing activities	(1,008,950)	(1,391,736
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,525,000	—
Proceeds from note payable – related party	—	523,550
Repayment of note payable – related party	—	(877,000)
Net proceeds from IPO	—	7,732,280
Net cash provided by financing activities	1,525,000	7,378,830
NET (DECREASE) INCREASE IN CASH	(3,642,776)	5,122,876
CASH — BEGINNING OF PERIOD	4,678,473	—
CASH — END OF PERIOD	$1,035,697	$5,122,876
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$34,015
Cash paid for taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in conjunction with acquisition of Victory Fighting Championship	$642,938	$—
Stock issued in conjunction with acquisition of Fight Club OC	$810,810	$—
Stock issued in conjunction with acquisition of National Fighting Championships	$366,227	$—
Stock issued in conjunction with acquisition of Fight Time Promotions	$287,468	$—
Stock issued in conjunction with acquisition of SuckerPunch	$1,328,847	$—
Stock issued in conjunction with acquisition of Sheffield Video Library	$8,500	$—
Stock issued in conjunction with acquisition of Target Companies and target assets	$—	$6,198,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. The Company and Basis of Presentation

Nature of Business

Alliance MMA, Inc. (“Alliance” or the “Company”) was formed in Delaware on February 12, 2015 to acquire companies in the mixed martial arts (“MMA”) industry. On September 30, 2016, Alliance completed the first tranche of its initial public offering and acquired the assets and assumed certain liabilities of six companies, consisting of five MMA promoters and a ticketing platform focused on MMA events. In October 2016, GFL Acquisition, Co., Inc., a wholly-owned subsidiary of Alliance, merged with a seventh company, Go Fight Net, Inc., which produces and distributes MMA video entertainment. GFL was subsequently rebranded as Alliance Sports Media. The respective acquired businesses of the seven companies are referred to in these Notes as the “Initial Business Units”. At the completion of the offering in October 2016, the Company acquired certain MMA and kickboxing video libraries (the “Initial Acquired Assets”). Subsequent to the acquisition of the Initial Business Units and the Initial Acquired Assets, the Company acquired the assets of five additional promotion companies, Iron Tiger Fight Series, Fight Time, National Fighting Championships, Fight Club OC, and Victory Fighting Championship and a fighter management and marketing company, SuckerPunch, along with the intellectual property rights to the Sheffield video fight library of Shogun Fights (the “Subsequent Acquisitions”).

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

Victory Fighting Championship

The Omaha, Nebraska based mixed martial arts promotion business of Victory Fighting Championship, LLC, doing business as Victory Fighting Championship (“Victory”) on September 28, 2017.

Sheffield Recordings Limited, Inc. - Media Library Rights

The intellectual property rights to the Sheffield video fight library of the Shogun promotions.

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2016 have been derived from the Company’s annual audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations, changes in stockholders’ equity and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 17, 2017 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2017 or any future period and the Company makes no representations related thereto.

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

Since completing our IPO in October 2016, we have focused primarily on building out a domestic MMA platform, which is expected eventually to include a presence in the top 20 media markets. To date, we have created a persistent brand presence in twelve markets through the acquisition of ten promotional businesses along with the promotion of regional Alliance MMA events in two additional markets. We have also continued to develop our existing media library of live MMA events, and have built a professional corporate infrastructure that will support our long-term goals. These activities and investments in our business directly support our stated goal of promoting at least 125 regional MMA events annually.

To ensure the Company’s capital needs are met over the next twelve months, in August 2017, the Company completed a capital raise of approximately $1.5 million through the placement of approximately 1.5 million units at $1.00 per unit, which consist of one share of common stock and a warrant to purchase one share of common stock at $1.50.

In November 2017, the Company raised approximately $500,000 through the placement of 390,000 units at $1.25 per unit, which consist of one common share and a warrant to purchase one-half share of common stock at an exercise price equal to $1.75 per whole share.

Additionally in November, the Company filed a “shelf” registration statement on Form S-3 which, when declared effective by the SEC, will allow the Company to issue various types of securities up to an aggregate of $20 million.

Management is in negotiations with multiple national sponsors and, on the basis of those negotiations, expects to receive at least $500,000 in national sponsorship revenue during the next twelve months.

Additionally, management is in discussions with national casinos to promote our MMA events at venues that would produce better margins through entertainment fees paid to the Company and, in certain cases, a reduction in event overhead through complimentary food and lodging for fighters and staff.

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

Note 2. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2017, as compared to the significant accounting policies described in the Form 10-K, with the exception of the fighter commission revenue recognition policy disclosed below.

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

Business Combinations

The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses and related restructuring costs are recognized separately from the business combination and are expensed as incurred.

Goodwill and Purchased Intangible Assets

Goodwill is tested for impairment on an annual basis in the fourth fiscal quarter and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. If necessary, the second step to measure the impairment loss would be to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. See “Long-Lived Assets” for the Company’s policy regarding impairment testing of purchased intangible assets with finite lives. Purchased intangible assets with indefinite lives are assessed for potential impairment annually or when events or circumstances indicate that their carrying amounts might be impaired.

Long-Lived Assets

Long-lived assets that are held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the difference between the fair value of the asset and its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value.

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842):” The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases while the accounting by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this new standard.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718):” (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted this update effective January 1, 2017.

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

In January 2017, the FASB issued ASU No. 2017-04, “Compensation – Retirement Benefits (Topic 715):” to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently assessing the impact of this new guidance.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805):” This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted for transactions for which the acquisition date occurs before the effective date of the ASU only when the transaction has not been reported in financial statements that have been issued. The Company chose to early adopt this standard effective for the year ended December 31, 2016.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350):” which removes Step 2 of the goodwill impairment test. Step 2 requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value. ASU 2017-4 will be effective for annual and any interim impairment tests performed for periods beginning after December 15, 2019, on a prospective basis, and early adoption is permitted.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718):” scope of modification accounting (“ASU 2017-09”), which provides clarity regarding the applicability of modification accounting in relation to share-based payment awards. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The effective date for the standard is for fiscal years beginning after December 15, 2017, which for the Company is January 1, 2018. Early adoption is permitted. The new standard is to be applied prospectively. The Company does not expect ASU 2017-09 to have a material impact on its consolidated financial statements.

Note 3. Property and Equipment

Property and equipment, net, consisted of the following:

	September 30,	December 31,
	2017	2016
Promotion equipment	$83,185	$31,393
Production equipment	110,245	61,209
Equipment, furniture and other	165,382	42,660
Total property and equipment	358,812	135,262
Less accumulated depreciation	(109,760)	(12,950)
Total property and equipment, net	$249,052	$122,312

Depreciation expense for the three and nine months ended September 30, 2017 was $41,111 and $96,810, respectively.

Depreciation expense for the three and nine months ended September 30, 2016 was zero for both periods.

Note 4. Acquisitions

The Company completed the following acquisitions during the nine months ended September 30, 2017:

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

Fight Club OC

On June 14, 2017, Alliance MMA acquired the mixed martial arts promotion business of The Englebrecht Company, Inc., doing business as Roy Englebrecht Promotions and Fight Club Orange County for an aggregate consideration of $1,018,710 of which $207,900 was paid in cash and $810,810 was paid with the issuance of 693,000 shares of the Company’s common stock valued at $1.17 per share, the fair value of Alliance MMA common stock on June 14, 2017.

Victory Fighting Championship

On September 28, 2017, Alliance MMA acquired the mixed martial arts promotion business of Victory Fighting Championship, LLC, doing business as Victory Fighting Championship for an aggregate consideration of $822,938 of which $180,000 was paid in cash and $642,938 was paid with the issuance of 267,891 shares of the Company’s common stock valued at $2.40 per share, the fair value of Alliance MMA common stock on September 28, 2017.

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

Preliminary Purchase Allocation – Victory Fighting Championship

As consideration for the acquisition of the MMA promotion business of Victory, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
Victory Fighting Championship	$180,000	267,891	$822,938

In connection with the business acquisition, 121,699 shares of the 267,891 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of Victory post-closing. Accordingly, in the event the gross profit of Victory is less than $140,000 during the 12 month period following the acquisition, all 121,699 shares held in escrow will be forfeited. Additionally, 146,192 shares were placed into a separate escrow to indemnify the Company for potential additional expenses incurred by Victory prior to the acquisition and to cover any uncollectible accounts receivable.

The following table reflects the preliminary allocation of the purchase price for the business of Victory to identifiable assets, liabilities, and preliminary pro forma intangible assets and goodwill:

Victory
Cash	$—
Accounts receivable	32,180
Fixed assets	30,000
Intangible assets	600,000
Goodwill	268,167
Total identifiable assets	$930,347
Total identifiable liabilities	(107,409)
Total purchase price	$822,938

Final Purchase Allocation - Initial Business Units

The Company completed the first tranche of its IPO on September 30, 2016, and closed the acquisitions of the Initial Business Units and the Acquired Assets. The transactions were accounted for as business combinations and the results of operations of the Initial Business Units have been included in the Alliance MMA results since the date of acquisition.

The following table is a reconciliation of the preliminary purchase price allocation at September 30, 2016 to the final purchase price allocation based on the final fair value of the acquired assets and assumed liabilities at the acquisition date:

Under acquisition accounting, assets and liabilities acquired are recorded at their fair value on the acquisition date, with any excess in purchase price over these values being allocated to identifiable intangible assets and goodwill at September 30, 2017.

	Preliminary	Adjustments	Final
Cash and equivalents	$118,764	$—	$118,764
Accounts receivable and other current assets, net	34,599	—	34,599
Property and equipment, net	23,661	—	23,661
Intangible assets	5,839,700	(2,264,700)	3,575,000
Goodwill	2,878,071	1,561,942	4,440,013
Total identifiable assets	$8,894,795	$702,758	$8,192,037
Accounts payable and accrued expenses	1,055,906	(702,758)	353,148
Total identifiable liabilities	$1,055,906	$(702,758)	$353,148
Total purchase price	$7,838,889	$—	$7,838,889

The Company allocated $3,575,000 to intangible assets as follows:

Intangible assets	Useful Life	Allocated Amount
Video library, intellectual property	4 years	$1,125,000
Venue relationships	7 years	1,720,000
Ticketing software	3 years	90,000
Trademark and brand	3 years	330,000
Promoter relationships	6 years	310,000
Total intangible assets, gross		$3,575,000

In conjunction with the final purchase price allocation, the Company recognized a cumulative measurement period adjustment benefit of approximately $(551,687) related to the adjustment to intangible assets. This benefit is a reduction to amortization expense which is included within General and Administrative expense of the Statement of Operations for the three and nine months ended September 30, 2017.

Goodwill and Identifiable Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2017 is:

Balance as of December 31, 2016	$3,271,815
Goodwill – Sucker Punch	160,763
Goodwill – Fight Time Promotions	322,601
Goodwill – National Fighting Championships	366,227
Goodwill – Fight Club OC	518,710
Goodwill – Victory	268,167
Final purchase price adjustment – Initial Business Units	1,561,942
Balance as of September 30, 2017	$6,470,225

Intangible Assets

Identified intangible assets consist of the following:

		September 30, 2017			December 31, 2016
Intangible assets	Useful Life	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Video library, intellectual property	4 years	$1,158,500	$286,136	$872,364	$3,512,741	$181,824	$3,330,917
Venue relationships	7 years	1,720,000	245,174	1,474,286	1,966,400	163,867	1,802,533
Ticketing software	3 years	90,000	30,000	60,000	360,559	30,047	330,512
Trademark and brand	3 years	1,723,867	283,946	1,439,921	325,000	8,749	316,251
Fighter contracts	3 years	1,525,584	381,396	1,144,188	—	—	—
TV contract	2 years	200,000	—	200,000	—	—	—
Promoter relationships	6 years	310,000	51,668	258,332	—	—	—
Total intangible assets, gross		$6,727,951	$1,278,860	$5,449,091	$6,164,700	$384,487	$5,780,213

Amortization expense for the three months ended September 30, 2017 and 2016, was $382,374 less the cumulative measurement period adjustment benefit of $(551,687) or $(169,313), net and $0, respectively.

The amortization expense benefit of $(551,687) for the quarter ended September 30, 2017, is attributable to the final purchase price allocation of the Initial Business Units and reclass of $2,264,700 from intangible assets to goodwill.

Amortization expense for the nine months ended September 30, 2017 and 2016, was $894,373 and $0, respectively.

As of September 30, 2017, estimated amortization expense for the unamortized acquired intangible assets over the next five years and thereafter is as follows:

2017 (Remaining three months)	$437,672
2018	1,750,688
2019	1,714,716
2020	736,695
2021	288,344
Thereafter	520,976
$5,449,091

Pro Forma Results

The combined pro forma net revenue and net loss of the Company as if Initial Business Units were acquired in January 1, 2016 are (in 000’s):

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Revenue	$335	$1,559
Net (loss)	$(848)	$(4,052)

Significant adjustments to expenses for the three months ended September 30, 2016 include $420,000 of amortization of acquired intangible assets.

Significant adjustments to expenses for the nine months ended September 30, 2016 include $1,127,000 of amortization of acquired intangible assets, and $311,000 professional fees attributable to consulting fees related to the acquisitions.

Note 5. Commitments and Contingencies

Operating Leases

The Company does not own any real property. The principal executive offices are located at an office complex in New York, New York, which includes approximately twenty thousand square feet of shared office space and services that we are leasing.  The lease had an original one-year term that commenced on December 1, 2015, which was renewed until November 30, 2018. The lease allows for the limited use of private offices, conference rooms, mail handling, videoconferencing, and certain other business services.

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

Rent expense was $30,000 and $0 for the three months ended September 30, 2017 and 2016, respectively.

Rent expense was $87,000 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the aggregate minimum lease payments for the years ending December 31, 2017, 2018, and 2019 were:

2017 (three months remaining)	$34,292
2018	147,507
2019	76,201
Total minimum lease payments	$258,000

Contingencies

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

In April and May 2017, two purported securities class action complaints—Shapiro v. Alliance MMA, Inc., No. 1:17-cv-2583 (D.N.J.), and Shulman v. Alliance MMA, Inc., No. 1:17-cv-3282 (S.D.N.Y.)—were filed against the Company and certain of its officers in the United States District Court for the District of New Jersey and the United States District Court for the Southern District of New York, respectively.  The complaints allege that the defendants violated certain provisions of the federal securities laws, and purport to seek damages on behalf of a class of shareholders who purchased the Company’s common stock pursuant or traceable to the Company’s initial public offering.  In July 2017, the plaintiffs in the New York action voluntarily dismissed their claim. The court has not yet ruled on the motion by the claimants in the New Jersey case to be named lead plaintiffs.

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

Earn Out

Management evaluated the financial performance of the Initial Business Units compared to the earn out thresholds as described in the respective Asset Purchase Agreements. Based upon Management’s estimates the Company recognized an earn out liability during the third quarter 2017 of approximately $310,000 related to Shogun’s financial results. This estimated amount is subject to provisions as defined in the related Asset Purchase Agreement. Additionally, the liability will be settled with the issuance of approximately 141,000 shares of Alliance MMA common stock and will be remeasured each reporting period until the shares are issued.

Note 6. Stockholders’ Equity

Common Stock Private Placement

In July 2017, the board of directors approved the issuance of up to $2.5 million of AMMA stock in one or more private placements. In July 2017, Board members and an employee executed subscription agreements for 513,761 units at a purchase price of $1.09 per unit. In August 2017, the Company determined that the amount raised through such sales was insufficient to meet its current needs, and accordingly solicited subscription agreements from third parties for 965,000 units at $1.00 per unit. Each unit sold in these placements consists of one restricted share of AMMA common stock and a warrant to acquire one share of common stock at an exercise price of $1.50 per share. The Company issued all 1,478,761 shares of common stock sold in these placements on August 29, 2017.

Stock Option Plan

Common Stock Grant

In February 2017, the Company entered a consulting arrangement with DC Consulting for management consulting services with a term of one year and included the grant of 150,000 shares subject to board of director approval. In July 2017, the Company issued the 150,000 restricted shares to DC Consulting under the arrangement and recognized stock based compensation of approximately $148,000, the fair value of the shares on the date of issuance, in relation to the common stock grant.

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

On May 15, 2017, the Company entered into an employment agreement with Ira Rainess as the Company’s EVP of Business Affairs. In connection with Mr. Rainess’ employment, in September 2017, he was awarded a stock option grant to acquire 100,000 shares of the Company’s common stock. The stock option has a term of 3 years, an exercise price of $1.30, and a grant date fair value of $53,306, and vests one half of the shares on the one year anniversary of the grant date of one half on the one year anniversary thereafter. The Company determined the fair value of the stock option using the Black-Scholes model.

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

On March 10, 2017, the Company entered into a service agreement with World Wide Holdings and issued a warrant to acquire 250,000 shares of the Company’s common stock. The warrant has an exercise price of $4.50, term of three years and vest in equal one third increments on April 1, July 1 and October 1, 2017. The Company has recognized stock-based compensation expense of $169,401 during the three months ended June 30, 2017 as the vendor is not required to perform future services to earn the warrant and the vesting provisions are only time based.

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time based vesting as of September 30, 2017 are:

	Warrant Grants		Stock Option Grants
	Number of Shares Subject to Warrants	Weighted-Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted-Average Exercise Price Per Share
Balance at December 31, 2016	222,230	$7.43	200,000	$4.50
Granted	1,822,344	2.03	400,000	2.99
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance at September 30, 2017	2,044,574	$2.61	600,000	$3.50
Exercisable at September 30, 2017	482,480	5.70	166,666	3.93

As of September 30, 2017 and 2016, the total unrecognized expense for unvested stock options, net of expected forfeitures, was approximately $642,694 and $0, respectively, which is expected to be amortized on a weighted-average basis over a period of three years.

Stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
General and administrative expense	$227,010	$—	$787,988	$—

Stock-based compensation expense categorized by the equity components for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Employee stock options	$78,510	$—	$470,087	$—
Warrants	—	—	169,401	—
Common stock	148,500	—	148,500	—
	$227,010	$—	$787,988	$—

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(2,462,054)	$(595,411)	$(7,135,962)	$(3,414,352)

Weighted-average common shares used in computing net loss per share, basic and diluted	10,714,200	5,289,882	9,608,042	5,289,221

Net loss per share, basic and diluted	$(0.23)	$(0.11)	$(0.74)	$(0.65)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options (exercise price $3.55 - $4.50 per share)	166,666	—	166,666	—
Warrants (exercise price $4.50 - $7.43)	482,480	—	482,480	—
Total common stock equivalents	649,146	—	649,146	—

Note 8. Income Taxes

The Company recorded no income tax provision for the nine months ended September 30, 2017 and 2016, as the Company has incurred losses for these periods.

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of September 30, 2017.

Note 9. Subsequent Events

In November 2017, the Company completed a private placement of 390,000 units at $1.25 per unit for approximately $488,000 in aggregate. Each unit consists of one restricted share of AMMA common stock and a warrant to acquire one-half share of common stock at an exercise price of $1.75 per whole share.

In October 2017 a purported stockholders’ derivative claim was filed against the Company and certain of its officers based on the same facts as described in the class action complaints described in Note 1.

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

Results of Operations - 3 Months Ended September 30, 2017

Revenues

Our revenue is derived primarily from promotional activities including gate receipts, venue fees, food and beverage sales, merchandise sales, and sponsorships. Revenue from ticket sales is realized at the conclusion of the promotion. The majority of our ticket sales are made in cash which is collected prior to the start of the event. Sponsorship and venue fees are earned with the completion of the event and customers typically pay such fees within 60 days following the event. We generate additional revenue from ticket services from CageTix, fees earned through broadcast television advertising, internet streaming pay-per-view offerings, video production services from Alliance Sports Media, and from management commissions associated with fighter purses, third-party video pay-per-view sales, personal brand sponsorships and ancillary activities from SuckerPunch.

Revenue for the three months ended September 30, 2017 was $1.05 million, compared to $0 in the same period 2016 as the Company had not yet commenced operations until the completion of our IPO. During the third quarter 2017 the Company held 23 promotions resulting in $740,000 of revenue. Net revenue from ticket services, electronic content distribution and video production totaled $59,000, and revenue from fighter-related commission was $253,000. We expect revenues to increase as we continue to acquire MMA promotions and enhance the revenue opportunities for our existing promotions and related businesses.

Expenses

General and administrative expenses increased approximately $1,395,000 to $1,753,000 for the three months ended September 30, 2017 compared to $358,000 in the same period of 2016. The third quarter 2016 General and Administrative expenses were composed of expenses in preparation of the Company’s IPO including $20,000 of stock based compensation $42,000 of travel expenses $77,000 of fees, $13,000 of business insurance, $31,000 of employee salary, $17,000 of sales and marketing and $158,000 of consulting services. Whereas the three months ended September 2017 reflect the integration and operation of the promotions we acquired during 2016 and 2017, and comprise primarily the following approximate expenditures:

•	$765,000 of employee salary and benefits;
•	$227,000 in stock-based compensation;[1]
•	$310,000 in earn out expense associated with the Initial Acquisitions;[1]
•	$(169,000) of amortization of intangible assets;[1]
•	$41,000 of depreciation of fixed assets;[1]
•	business-related travel of $262,000;
•	business insurance of $35,000;
•	sales and marketing expenses of $135,000;
•	IT-related expenses of $53,000;
•	$62,000 related to stock maintenance and listing fees, payroll services, postage and other general and administrative expenses; and
•	$32,000 in rent and leasehold expenses.

1 These expenses, totaling $409,000 represent non-cash charges.

Professional and consulting expenses decreased by $20,000 compared to the quarter ended September 30, 2016, primarily as a result of an decrease in, legal fees of $100,000 mainly related to the acquisitions and evaluation of potential acquisitions and preparation for our IPO in 2016 not incurred in 2017. 2017 legal fees mainly relate to fees to defend against a purported class action lawsuit. The reduction in legal fees was offset by an increase in consulting of $55,000, investor relations of $23,000.

We believe professional and consulting expenses will continue to be a significant cost as we continue to evaluate and acquire companies.

Results of Operations - Nine Months Ended September 30, 2017

Revenues

Revenue for the nine months ended September 30, 2017 was $2.9 million compared to $0 in the same period 2016 as the Company had not yet commenced operations until completion of our IPO in October 2016. During the nine months ended September 30, 2017, the Company held 47 promotions resulting in $1,956,000 of revenue. Net revenue from ticket services, electronic content distribution and video production totaled $249,000, and revenue from fighter-related commissions was $736,000. We expect revenues to increase as we continue to acquire MMA promotions and enhance the revenue opportunities for our existing promotions and related businesses.

Expenses

General and administrative expenses increased approximately $3,500,000 to $6,500,000 for the nine months ended September 30, 2017 compared to $2,994,000 million in the same period of 2016. The nine months ended September 30, 2016 General and Administrative expenses were comprised of $2,615,000 of stock-based compensation, $46,000 of travel, $78,000 of fees, $13,000 of business insurance, $31,000 of employee salary, $25,000 of sales and marketing, and $186,000 of consulting services. Whereas the nine months ended September 30, 2017 reflect the integration and operation of the promotions we acquired during 2016 and 2017, and comprise primarily the following approximate expenditures:

•	$2,705,000 of employee salary and benefits;
•	$788,000 in stock-based compensation;[1]
•	$310,000 in earn out expense associated with the Initial Acquisitions;[1]
•	$894,000 of amortization of intangible assets;[1]
•	$97,000 of depreciation of fixed assets;[1]
•	business-related travel of $543,000;
•	business insurance of $122,000;
•	sales and marketing expenses of $438,000;
•	IT-related expenses of $144,000;
•	$360,000 related to stock maintenance and listing fees, payroll services, postage and other general and administrative expenses; and
•	$93,000 in rent and leasehold expenses.

1 These expenses, totaling $2,089,000 represent non-cash charges.

Professional and consulting expenses increased by $493,000 compared to the nine months ended September 30, 2016, primarily as a result of an increase in accounting and auditing related expenses of $190,000, legal fees of $110,000 mainly related to the acquisitions and evaluation of potential acquisitions and legal fees to defend against purported class action lawsuits, public relations expense of $119,000 offset by a reduction in SEC related fees of $18,000.

We believe professional and consulting expenses will continue to be a significant cost as we continue to evaluate and acquire companies.

Liquidity and Capital Resources

Our primary sources of cash used in the nine months ended September 30, 2017 have been the issuance of stock in our initial public offering and subsequent private placements, and the operation of the combined Alliance MMA businesses.

As of September 30, 2017, our cash balance was $1.0 million, which consists primarily of cash on deposit with banks. Our principal uses of cash include the acquisition of regional promotions, the payment of operating expenses, and the acquisition of capital assets.

	Nine Months Ended September 30,
	2017	2016
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(4,158,826)	$(864,218)
Net cash used in investing activities	(1,008,950)	(1,391,736)
Net cash provided by financing activities	1,525,000	7,378,830
Net (decrease) increase in cash	$(3,642,776)	$5,122,876

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

Since completing our IPO in October 2016, we have focused primarily on building out a domestic MMA platform, which is expected eventually to include a presence in the top 20 media markets. To date, we have created a persistent brand presence in twelve markets through the acquisition of ten promotional businesses along with the promotion of regional Alliance MMA events in two additional markets. We have also continued to develop our existing media library of live MMA events, and have built a professional corporate infrastructure that will support our long-term goals. These activities and investments in our business directly support our stated goal of promoting at least 125 regional MMA events annually.

To ensure the Company’s capital needs are met over the next twelve months, in August 2017, the Company completed a capital raise of approximately $1.5 million through the placement of 1.5 million units which consist of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.50 per share.

In October and November 2017, the Company raised approximately $488,000 through the placement of 390,000 units which consist of one share of common stock and a warrant to purchase one-half share of common stock at an exercise price of $1.75 per whole share.

Additionally in November, the Company filed a Universal Shelf Registration Statement on Form S-3 which allows the Company to issue various types of securities up to an aggregate $20 million.

Management is in negotiations with multiple national sponsors and, on the basis of those negotiations, expects to receive at least $500,000 in national sponsorship revenue during the next twelve months.

Additionally, management is in discussions with national casinos to promote our MMA events at venues that would produce better margins through entertainment fees paid to the Company and, in certain cases, a reduction in event overhead through complimentary food and lodging for fighters and staff.

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

Operating Activities

Cash used in operating our businesses was approximately $4.2 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, we used approximately $0.9 million of cash in preparing for our initial public offering and the acquisition of the Initial Business Units.

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

Investing Activities

Cash used in investing activities was approximately $1.0 million for the nine months ended September 30, 2017, related to the acquisitions of SuckerPunch, Fight Time, NFC, Fight Club OC, and Victory totaling $0.8 million in the aggregate, the acquisition of a video library from Sheffield for $25,000, and fixed asset purchases totaling $174,000.

Cash used in investing activities was $1.4 million in 2016 related to acquisition of the Initial Business Units, and Initial Acquired assets.

Financing Activities

Cash provided by financing activities was $1.5 million for the nine months ended September 30, 2017, related to the private placement of common stock.

Cash provided by financing activities was $7.4 million for the nine months ended September 30, 2016, primarily related to the Company’s IPO.

Contractual Cash Obligations

Our operating lease obligation represents the future minimum lease payments under non-cancelable facility operating lease.

See Note 5— “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2017 there were no significant changes in our critical accounting policies with the exception of fighter commission revenue recognition policy. See Note 2 – “Summary of Significant Accounting Policies ” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. We conducted an evaluation of the effectiveness of our Disclosure Controls as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited financial and manpower resources, our Disclosure Controls were not effective as of September 30, 2017, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

In October 2017 a purported stockholders’ derivative action was filed against the Company and certain of its officers based on the same facts as described in the purported class action complaints.

We believe that these claims are without merit and intend to defend against them vigorously.  Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these cases. The Company maintain directors and officers insurance and has notified its insurance carrier of the claims made against it.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in the Company’s Form 10-K that was filed with the Securities and Exchange Commission on April 17, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2017, the board of directors approved the issuance up to $2.5 million of AMMA stock in one or more private placements. In July 2017, certain board members and an employee executed subscription agreements for 513,761 units at a purchase price of $1.09 per unit. In August 2017, the Company determined that the amount raised through such sales was insufficient to meet its current needs, and accordingly solicited subscription agreements from third parties for 965,000 units at a purchase price of $1.00 per unit. Each unit sold in these placements consists of one restricted share of AMMA common stock and a warrant to acquire one share of common stock at a price of $1.50 per share. The Company issued all 1,478,761 shares of common stock sold in these placements on August 29, 2017.

In November, 2017, the Company completed a private placement of 390,000 units at a purchase price of $1.25 per unit for approximately $488,000 in the aggregate. Each unit consists of one restricted share of AMMA common stock and a warrant to acquire one-half share of common stock at an exercise price of $1.75 per whole share.

Item 3. Defaults Upon senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 13, 2017, the Company received a letter from Nasdaq noting the vacancies created on the Company’s Board of Directors, and on the Audit and Compensation Committees thereof, created by the departure of Mark Shefts from the Board on October 24, 2017. As a result of these vacancies, the Audit Committee currently has two independent members instead of the three independent members required by the Nasdaq’s listing standards, and the Compensation Committee has one independent member instead of the required two. In the letter, Nasdaq informed the Company of the applicable “cure period” during which the Company must fill the outstanding vacancies on these committees, and that if the vacancies were not filled by the end of such cure period, the Company would be in violation of the Nasdaq’s listing requirements. The cure period for both vacancies is the earlier to occur of the Company’s next annual meeting of stockholders or October 24, 2018. Management has commenced a search for a new independent director to fill these vacancies.

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

ALLIANCE MMA, INC

Date: November 14, 2017	By:	/s/ Paul Danner
	Name:	Paul Danner
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

