Form 10-K
period 2017-12-31
Alliance MMA, Inc.
filed 2018-04-16
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $9.9 million, based on the last reported trading price of the Common Stock on that date, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock as of March 30, 2018 was 14,862,974.

ALLIANCE MMA, INC. ANNUAL

REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

Forward Looking Statements

Certain statements that we make from time to time, including statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning Private Securities Litigation Reform Act of 1995, and of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements. These statements, among other things, relate to our business strategy, goals and expectations concerning our products, future operations, prospects, plans and objectives of management. The words “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, and similar terms and phrases are used to identify forward-looking statements in this presentation.

We operate in a very competitive and rapidly changing environment. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

•	Our ability to obtain and maintain sufficient working capital financing on acceptable terms to continue as a going concern;
•	Our ability to sustain our innovative business model in the MMA industry;
•	Our ability to maintain our expansion strategy, acquire additional regional MMA promotion companies and continue organic growth in the market;
•	Our ability to conduct future acquisitions without potentially dilutive issuances of equity securities, the incurrence of indebtedness or an increased amortization expense;
•	Our ability to meet continuing listing standards on the NASDAQ Capital Market, including its requirement that the minimum bid price for our common stock be at or above $1.00;
•	Our ability to secure sponsorships for our fighters, and for our live and televised events;
•	Our ability to keep pace with the extremely competitive market for live and televised MMA events and for MMA video content;
•	Our ability to attract and retain successful professional fighters for the promotion of events that are appealing to fans and sponsors;
•	Our ability to promote a sufficiently large number of events and bouts so that fighters are incentivized to commit to multi-fight agreements;
•	Our ability to command the attention of the UFC and other premier MMA promotions seeking professional fighters to promote on a national and/or international platform;
•	Our ability to produce high-quality media content on a consistent basis to secure television and other media distribution arrangements; and
•	Our ability to increase brand awareness and market acceptance in the relevant geographic market.

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. In light of inherent risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Except as required by law, we are under no duty to update or revise any of such forward-looking statements, whether as a result of new information, future events, or otherwise, after the date of this Annual Report on Form 10-K.

You should read this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

All references to “Alliance,” “Alliance MMA,” “we,” “us,” “our” or the “Company” mean Alliance MMA, Inc., a Delaware corporation, and where appropriate, its wholly owned subsidiaries.

PART I

Item 1. Business

Corporate Information

We were incorporated in Delaware on February 15, 2015 under the name “Alliance MMA, Inc.”

Our principal executive offices are located at 590 Madison Avenue, 21st Floor, New York, New York, 10022. Our telephone number is (212) 739-7825.

In this Annual Report, the terms “Alliance,” “Alliance MMA,” the “Company,” “we,” “us” and “our” refer to Alliance MMA, Inc. Unless specified otherwise, the financial results in this Annual Report are those of the Company and its subsidiaries on a consolidated basis.

Our Business

Alliance MMA is a sports media company that operates a regional mixed martial arts (“MMA”) promotion business under the Alliance MMA name as well as under the trade names of the regional promoters that we own and operate. The fighters who participate in our MMA promotions are provided the opportunity to develop and showcase their talents for advancement to the next level of professional MMA competition. We also own and operate a fighter management business, SuckerPunch Entertainment, and an MMA ticketing platform, CageTix.

Our Promotions

In 2017, our regional promotions held over 66 events with a number of those events being televised on cable and network stations and/or streamed live via the Internet. In providing fighters the opportunity to demonstrate their talents and move toward more lucrative fights, we also stress the importance of maintaining strong personal values such as integrity, respect and discipline, as we believe that these attributes to be as important to a fighter’s success as his or her physical talents and skills.

Our promotions generate revenue through ticket and concession sales at live MMA events. In addition, we distribute our original content on television, cable networks, pay-per-view broadcasts and streaming over the internet. We also receive sponsorship fees for live and tape-delayed MMA events.

Our current promotions are as follows:

CFFC Promotions (“CFFC”) – based in Atlantic City, New Jersey, CFFC was founded in 2011 and promotes professional MMA events, primarily in New Jersey and Pennsylvania. CFFC has sent a number of fighters to the UFC, including Aljamain Sterling, Jimmie Rivera, Lyman Good and Paul Felder.

Hoosier Fight Club (“Hoosier Fight Club” or “HFC”) – based in the Chicago metropolitan area, HFC was founded in 2009. HFC promoted the first sanctioned event in Indiana in January 2010. HFC has sent several fighters to the UFC as well as to Invicta Fighting Championships, the premier all-female MMA promotion, including Neil Magny, Felice Herrig, Phillipe Nover, Josh Sampo and Barb Honchak.

COmbat GAmes MMA (“COGA”) – based in Kirkland, Washington, COGA was founded in 2009 and promotes professional MMA events primarily in Washington State. Among the fighters COGA has sent to the UFC, are bantamweight champion Demetrious Johnson, Ultimate Fighter winner Michael Chiesa, light heavy weight Trevor Smith and heavyweight Anthony Hamilton.

Shogun Fights (“Shogun”) – based in Baltimore, Maryland, Shogun was founded in 2008 and promotes professional MMA events at the Royal Farms Arena in Baltimore. Shogun has sent a number of fighters to the UFC and Bellator, including Jim Hettes, Dustin Pague and Zach Davis.

V3 Fights (“V3”) – based in Memphis, Tennessee, V3 was founded in 2009 and has promoted professional MMA events primarily at event centers in Memphis, Tennessee and elsewhere in Tennessee, Mississippi and Alabama.

Iron Tiger Fight Series (“IT Fight Series” or “ITFS”) – based in Bellefontaine, Ohio, IT Fight Series was founded in 1995 and promotes professional MMA events in various locations throughout Ohio. Since its inception, IT Fight Series has sent or promoted a number of fighters to the UFC as well as to Bellator.

Fight Time Promotions (“Fight Time”) – based in Fort Lauderdale, Florida, Fight Time was founded in 2009 and promotes professional MMA events throughout the South Florida Market. On January 18, 2017, Alliance MMA acquired the MMA promotion business of Fight Time Promotions, LLC for an aggregate consideration of $371,468, of which $84,000 was paid in cash and $287,468 was paid with the issuance of 74,667 shares of the Alliance MMA’s common stock valued at $3.85 per share, the fair value of Alliance MMA common stock on January 18, 2017.

National Fighting Championships (“NFC”) – based in Atlanta, Georgia, NFC was founded in 2002 and promotes professional MMA events throughout Atlanta, Georgia, South Carolina and North Carolina. On May 12, 2017, Alliance MMA acquired the MMA promotion business of Undisputed Productions, LLC, doing business as National Fighting Championships or NFC, for an aggregate consideration of $506,227, of which $140,000 was paid in cash and $366,227 was paid with the issuance of 273,304 shares of Alliance MMA common stock valued at $1.34 per share, the fair value of Alliance MMA common stock on May 12, 2017.

Fight Club Orange County (“FCOC” or “Fight Club OC”) – based in Orange County, California, Fight Club OC was founded in 1982 and promotes professional MMA events throughout Southern California. On June 14, 2017, Alliance MMA acquired the MMA promotion business of The Englebrecht Company, Inc., doing business as Roy Englebrecht Promotions and Fight Club Orange County for an aggregate consideration of $1,018,710 of which $207,900 was paid in cash and $810,810 was paid with the issuance of 693,000 shares of the Company’s common stock valued at $1.17 per share, the fair value of Alliance MMA common stock on June 14, 2017.

Victory Fighting Championship (“Victory”) – based in Omaha, Nebraska, Victory was founded in 2002 and promotes professional MMA events throughout Nebraska, Kansas, South Dakota and Iowa. On September 28, 2017, Alliance MMA acquired the mixed martial arts promotion business of Victory Fighting Championship, LLC, doing business as Victory Fighting Championship for an aggregate consideration of $822,938 of which $180,000 was paid in cash and $642,938 was paid with the issuance of 267,891 shares of the Company’s common stock valued at $2.40 per share, the fair value of Alliance MMA common stock on September 28, 2017.

As an adjunct to our promotions, we operate Go Fight Net, doing business as Alliance Sports Media (“GFL” or “ASM”), our video production unit which produces, distributes and licenses video content.

Fighter Management

SuckerPunch Entertainment (“SuckerPunch”) – based in Northern Virginia, SuckerPunch manages over approximately 150 professional MMA fighters. Since 2007, SuckerPunch has managed several UFC titleholders including Joanna Jedrzejczyk, Jens Pulver, Carla Esparza and, most recently, Max Holloway. On January 4, 2017, Alliance MMA acquired the stock of Roundtable Creative, Inc., a Virginia corporation d/b/a SuckerPunch Entertainment, for an aggregate purchase price of $1,686,347, of which $357,500 was paid in cash and $1,146,927 was paid with the issuance of 307,487 shares of Alliance MMA common stock valued at $3.73 per share, the fair value of Alliance MMA common stock on January 4, 2017 and $181,920 was paid with the issuance of a warrant to acquire 93,583 shares of the Company’s common stock.

Ticketing

CageTix (“CageTix”) – founded in 2009, CageTix focusses its ticket sales service on the MMA industry. In addition to providing ticket services for our events, CageTix presently services many of the industry’s top U.S. mixed martial arts events.

Initial Public Offering / Acquisitions

Alliance completed the first tranche of its initial public offering on September 30, 2016, selling 1,813,225 shares of common stock with net proceeds of $7,732,280, contemporaneously closing the acquisitions of five MMA promotion businesses and certain other MMA assets. The Company completed the offering in October 2016 selling an additional 409,083 shares with net proceeds of $1,168,861 and acquiring additional assets. The offering was underwritten on a best-efforts basis by Network 1 Financial Securities, Inc.

Following the IPO and the initial acquisitions, the Company acquired four additional MMA promotion businesses, IT Fight Series, NFC, Fight Club OC and Victory, as well as SuckerPunch.

The agreements by which Alliance acquires MMA businesses typically provide for additional consideration to be paid if a gross profit target is exceeded. In 2017, Shogun exceeded its target resulting in $304,000 of additional consideration to be paid in the form of Alliance MMA common stock.

Alliance’s common stock is currently listed on the Nasdaq Capital Market under the trading symbol “AMMA”.

Our Business Objectives and Strategies

Our business objectives include providing sports media content to national broadcasters, internet streaming services and other content distributors and leveraging those arrangements to attract major brand sponsorships. We also plan to enhance the scope of our fighter management and ticketing platforms. To achieve these objectives, we intend to employ the following strategies:

Securing Premier Venues

We intend to continue migrating our promotional events from paid venue arrangements to venues that will compensate the promotions for hosting events, such as community sponsored civic auditoriums and casinos. We expect that the relocation of our events to higher quality venues will enable us more easily to obtain content distribution arrangements with national broadcasters and others.

Distribution and Licensing our Original Content

We produce high quality MMA programming at the events we promote, and monetize our content through distribution and licensing arrangements. A number of our promotions have established live and delayed television arrangements with national networks, including CBS Sports Network and Comcast Sports Net.

Obtaining National Sponsorships

In addition to local and regional sponsors for live events, we anticipate identifying, negotiating and establishing sponsorship and advertising arrangements with larger nationally-recognized brands. SuckerPunch actively pursues local, regional and national sponsorships for fighters under management, under which management commissions are earned.

Enhancing the CageTix Ticketing Platform

Currently, the majority of paid tickets for our events is sold by the fighters appearing on the event fight card. Referred to as “fighter consigned” tickets, sales are generally made in face-to-face cash transactions. We continue to expand the utilization of CageTix to help control the ticketing sales chain across our promotions. We believe that greater use of CageTix by our promotions will allow us to increase the profitability of our live events, while capturing valuable demographic customer information that will facilitate subsequent sales and marketing efforts. The CageTix platform can provide significant benefits to the promotions, including the security of credit/debit card sales processing; immediate revenue recognition; real time sales reporting; and sales audit and compliance tracking for tax and regulatory authorities.

Identifying and Signing Top Prospects

We intend to continue signing highly-regarded professional fighters, which we believe enhances our brand recognition and the value of our live MMA programming content. We believe that by providing fighters with a large number of events in which to participate, and by televising or streaming these events, we will be able to provide prospects with multi-fight opportunities and the visibility they seek when affiliating with a promotion.

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

Despite the competition we face, we believe that our approach of combining multiple regional MMA promotions under one umbrella organization enables us to leverage their collective resources and relationships to address competition more effectively than a single regional promotion on its own. In addition, our multi-regional presence enables us to offer sponsors and media outlets a broad geographic footprint in which to market products, services and content.

Government Regulation

Our MMA events are regulated at the state level by the athletic commission in each state where our promotions are conducted. The commissions are concerned primarily with the introduction and enforcement of safety rules and oversee MMA in much the same way as they do boxing.

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

We maintain a catalog of copyrighted works, including copyrights to television programming and photographs. We also own a number of domain names including, alliancemma.com, the domain names of each of our promotions, CageTix.com and Suckerpunchent.com.

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

Seasonality

We have historically experienced a negative seasonal impact on revenues during the months of June, July and August when attendance is lower at scheduled events than during the balance of the year. As a result, we generally schedule fewer events during this period, which is likely to result in less revenue during these periods compared to other periods during the year.

Employees

As of December 31, 2017, we had 34 employees.

Facilities

The Company does not own any real property. The principal executive offices are located at an office complex in New York, New York, consisting of shared office space that we are leasing. The lease had an original one-year term that commenced on December 1, 2015, which was renewed until November 30, 2018. The lease allows for the limited use of private offices, conference rooms, mail handling, videoconferencing, and certain other business services.

In November 2016, the Company entered a sublease agreement for office and video production space in Cherry Hill, New Jersey. The lease expires on June 30, 2019.

With the acquisition of Fight Club OC, the Company assumed a lease for office space in Orange County, California. The lease expires in September 2018.

Legal Proceedings

In conducting our business, we may become involved in legal proceedings. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred.

In April and May 2017, respectively, two purported securities class action complaints—Shapiro v. Alliance MMA, Inc., No. 1:17-cv-2583 (D.N.J.), and Shulman v. Alliance MMA, Inc., No. 1:17-cv-3282 (S.D.N.Y.)—were filed against the Company and certain of its officers in the United States District Court for the District of New Jersey and the United States District Court for the Southern District of New York, respectively. The complaints alleged that the defendants violated certain provisions of the federal securities laws, and purported to seek damages in an amount to be alleged on behalf of a class of shareholders who purchased the Company’s common stock pursuant or traceable to the Company’s initial public offering. In July 2017, the plaintiffs in the New York action voluntarily dismissed their claim and, on March 8, 2018, the parties reached a settlement to the New Jersey action in which the carrier for our directors and officers liability insurance policy has agreed to cover Alliance’s financial obligations, including legal fees, under the settlement arrangement, less a deductible of $250,000.

In October 2017, a shareholder derivative claim based on the same facts that were alleged in the class action complaints was filed against the directors of the Company in the District Court for the District New Jersey; however, a complaint was not served on the defendants and, on February 2, 2018, the claim was dismissed by the District Court.

Available Information

Our website address is www.alliancemma.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at ir.alliancemma.com when such reports become available on the SEC’s website. The public may read and copy any materials filed by Alliance MMA with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549 on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

Certain factors could have a material adverse effect on our business, financial condition, results of operations and prospects. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition, results of operations and prospects. If any of the following risks occurs, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

We may not be able to maintain sufficient capital to continue as a going concern.

For the year ended December 31, 2017, our revenue was approximately $4.2 million and we had a net loss of approximately $12.0 million. For the year ended December 31, 2016, our revenues were approximately $600,000, and we had a net loss of approximately $4.2 million. At December 31, 2017, we had an accumulated deficit of approximately $16.5 million. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We cannot provide any assurances that we will be able to obtain sufficient capital to fund losses and, if we are unable to obtain adequate capital, we would be forced to cease operations.

A failure by us to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business and operating results.

Maintaining effective internal control over financial reporting is necessary for us to produce accurate and complete financial reports and to help prevent financial fraud. In addition, such control is required in order to maintain the listing of our common stock on the Nasdaq Capital Market. While we have undertaken remedial steps to improve our financial reporting process, including the implementation of a firm-wide accounting information system that collects, stores and processes financial and accounting data on a consolidated basis for use in meeting our reporting obligations, there are no assurances that our internal control over financial reporting has been effective at any time since then. For the year ended December 31, 2017, the Company did not have effective controls over financial reporting. Our management has identified material weakness in our internal controls related to deficiency in the design of internal controls and segregation of duties.

If we are unable to maintain adequate internal controls or fail to correct material weaknesses in such controls noted by our management or our independent registered public accounting firm, our business and operating results could be adversely affected, we could again fail to meet our obligations to report our operating results accurately and completely and our continued listing on the Nasdaq Capital Market could be jeopardized.

Complying with the laws and regulations affecting public companies will increase our costs and the demands on management and could harm our operating results.

As a public company and particularly after we cease to be an “emerging growth company,” we incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the Nasdaq Stock Market impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or as executive officers.

Our business represents a new business model for the MMA industry.

Our business model focuses on creating a developmental organization by combining a number of regional MMA promotions under one umbrella organization. Our business model is unique to the MMA industry and may not prove to be successful. We have a limited operating history upon which you can evaluate our business. The MMA industry is also rapidly growing and evolving and may develop in a way that is detrimental to our business model. You must consider the challenges, risks and difficulties frequently encountered by early-stage companies using new and unproven business models in new and rapidly evolving markets. Some of these challenges relate to our ability to:

•	establish or increase our brand name recognition;

•	continue to acquire prominent regional MMA promotions;

•	integrate acquired businesses;

•	expand our popularity and fan base;

•	successfully produce live events;

•	manage existing relationships with broadcast television outlets and create new relationships to broadcast and distribute our televised content domestically and internationally;

•	develop sponsorship, advertising, licensing and branding activities; and

•	create new outlets for our content and new marketing opportunities.

Our business strategy may not successfully address these and the other challenges, risks and uncertainties that we face, which could adversely affect our overall success and delay or prevent us from achieving profitability.

If we do not manage our growth effectively, our revenue, business and operating results may be harmed.

Our expansion strategy includes the acquisition of regional MMA promotion companies and organic growth. These acquisitions may not be indicative of our ability to identify, secure and manage future acquisitions successfully. The acquisition of our current promotions or any future businesses may require a greater than anticipated investment of operational and financial resources as we seek to institute uniform standards and controls across promotions. Acquisitions may also result in the diversion of management and resources, increases in administrative costs, including those relating to the assimilation of new employees, and costs associated with any financings undertaken in connection with such acquisitions. We cannot assure you that any acquisition we undertake, including those we have already made, will be successful. Future growth will also place additional demands on our management, sales, and marketing resources, and may require us to hire and train additional employees. We will need to expand and upgrade our systems and infrastructure to accommodate our growth, and we may not have the resources to do so in the time frames required. The failure to manage our growth effectively will materially and adversely affect our business, financial condition and results of operations.

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

The value of our goodwill and other intangible assets may decline in the future as it has in 2017.

As of December 31, 2017, we had $6.0 million of goodwill and $2.9 million of other net intangible assets net of amortization and impairment. In 2017, we recorded a goodwill impairment charge within the promotion segment of $2.4 million. The impairment was identified as part of management’s review of impairment indicators during the fourth quarter. Accordingly, it was determined the recoverable value of the promotion segment was less than the carrying value and therefore, an impairment loss was recorded. Additionally, the Company recorded a $893,000 impairment expense related to the write down of certain video library, venue contracts and tradename intangible assets. We have recorded goodwill in connection with the acquisitions we have made, and we expect to continue to record goodwill for future acquisitions. Our other net intangible assets include venue relationships, ticketing software, trademarks and brands, fighter contracts, promoter relationships and sponsor relationships, at cost less accumulated amortization and impairment, and we amortize such assets using a method reflecting the period(s) in which the economic benefit of the asset is utilized, which we estimate to be three to ten years. For intangible assets subject to amortization, impairment will be recognized if the carrying amount is deemed to be not recoverable and the carrying amount exceeds the fair value of the intangible asset.

We evaluate goodwill at least annually, and will do so more frequently if events or circumstances indicate that impairment may have occurred. Many of the assumptions and estimates that we make in order to estimate the fair value of our intangible assets directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and the discount rates applied to expected cash flows. We are able to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To avoid undue influence, we have set criteria that are followed in making assumptions and estimates. The determination of whether goodwill or acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting unit. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

For the year ended December 31, 2017, we recorded impairment charges of $2.4 million to goodwill and $893,000 to intangible assets. Declines in our stock price and market capitalization, significant declines in our expected future cash flows, adverse regulatory actions, or the failure of the MMA industry to sustain growth and meet projected targets, among other reasons, may require the Company to realize additional impairment charges in the future. Such impairment charges could have a material adverse effect on our results of operations.

Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness and increased amortization expense.

Future acquisitions are likely to result in issuances of equity securities, which may be dilutive to the equity interests of existing stockholders, and may involve the incurrence of debt, which will require us to maintain cash flows sufficient to make payments of principal and interest, the assumption of known and unknown liabilities, and the amortization of expenses related to intangible assets, all of which could have an adverse effect on our business, financial condition and results of operations.

We may be perceived as a competitive threat to the UFC and other premier MMA promotions, which may use their significantly greater resources to impede our business and growth strategy.

Since we promote live events, televise and distribute MMA media and related content, solicit sponsorship revenues and seek to secure professional MMA fighters to multi-fight contracts, we may be perceived as a competitor by the UFC or other premier MMA promotions. Should the UFC or another premier national MMA promotion view us as a competitive threat, they could use their significantly greater resources to frustrate our business and growth strategy and materially and adversely affect our business.

We may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations.

In various states in the United States and in some foreign jurisdictions, athletic commissions and other applicable regulatory agencies will require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for athletes and/or permits so we can promote and conduct our live events. If we fail to comply with the regulations of a particular jurisdiction, we may be prohibited from promoting and conducting live events in that jurisdiction. The inability to promote live events over an extended period of time or in a number of jurisdictions could lead to a decline in the revenue streams generated from our live events, in which case our operating results would be adversely affected.

We may become involved in litigation which could harm the value of our business.

Because of the nature of our business, there is a risk of litigation from event attendees, sponsors and others. Any litigation could cause us to incur substantial expenses whether or not we prevail, which would add to our costs and affect the capital available for our operations.

We could incur substantial liability in the event of accidents or injuries occurring during our events.

We intend to hold numerous live MMA events each year. Each live event exposes our employees who are involved in the production of those events to the risk of travel and match-related accidents, the costs of which may not be fully covered by insurance. The physical nature of our events will expose our professional MMA fighters to the risk of serious injury or death. Although our fighters, as independent contractors, are responsible for maintaining their own health, disability and life insurance, we insure medical costs for injuries that a fighter may suffer at our events. Any liability we incur as a result of the death of or a serious injury sustained by one of our fighters while fighting in a match at our events, to the extent not covered by our insurance, could adversely affect our business, financial condition and operating results.

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

Our business strategy involves developing national sponsorship arrangements, or expanding existing regional sponsorship arrangements, in support of our network of live MMA events. We will compete with larger more established sports and entertainment organizations and media outlets for sponsorship and advertising revenue. While many of our promotions maintain existing local and regional sponsorship arrangements with large advertisers who advertise on a national basis in our target markets and demographic, they currently have no national sponsorships. Should we be able to secure national promotional and advertising arrangements, there is no assurance that we will be able to maintain these arrangements. Many factors, including the popularity and perception of MMA and the perceived quality of our promotions, will significantly affect our ability to secure and maintain important advertising and promotional arrangements. If we are unable to generate sponsorship and promotional revenue and increase that revenue over time, our operating results and business will be adversely affected.

Economic uncertainty impacts our business and financial results and a renewed recession could materially affect us in the future.

Any significant decrease in consumer confidence, or periods of economic slowdown or recession, could lead to a curtailing of discretionary spending, which in turn could reduce our revenues and results of operations and adversely affect our financial position. Our business will be dependent upon consumer discretionary spending and therefore is affected by consumer confidence as well as the future performance of the United States and global economies. As a result, our results of operations are susceptible to economic slowdowns and recessions. Increases in job losses, home foreclosures, investment losses in the financial markets, personal bankruptcies, credit card debt and home mortgage and other borrowing costs, declines in housing values and reduced access to credit, among other factors, may result in lower levels of ticket sales, sponsorship and distribution revenue.

We depend on the services of key executives, and the loss of these executives could materially harm our business and our strategic direction if we were unable to replace them with executives of equal experience and capabilities.

Our future success significantly depends on the continued service and performance of our key management personnel. We cannot prevent members of senior management from terminating their employment with us even if we have an employment agreement with them. Losing the services of members of senior management could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities. We have not purchased life insurance covering any members of our senior management.

The markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence.

We face competition from, in addition to other MMA promotions, professional and college sports, as well as from other forms of live and televised entertainment and other leisure activities that are offered in a rapidly changing and increasingly fragmented marketplace. Many of the companies with which we will compete have greater financial resources than are available to us. Our failure to compete effectively could result in a significant loss of viewers, venues, distribution channels or athletes and fewer advertising dollars spent on our form of sporting events, any of which could adversely affect our operating results.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area, different rules and regulations and challenging operating environments.

Some of our future acquisitions may be located in geographic areas where we have little or no experience in promoting events. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause future promotions to be less successful than our existing promotions. Acquisitions in new markets may not generate the same level of revenues and may have higher operating expense ratios than our existing promotions.

Some of our future acquisitions may occur outside the United States. Beyond the risks posed by new markets generally, the operating conditions in overseas markets may vary significantly from those we currently experience, including in relation to consumer preferences, regulatory environment, currency risk, the presence and cooperation of suitable local partners and availability of vendors or commercial and physical infrastructure, among others. There is no guarantee that we will be successful in integrating these acquisitions into our operations, achieving market acceptance, operating these acquisitions profitably, and maintaining compliance with the rapidly changing business and regulatory requirements of new markets. Our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

Our failure to obtain and maintain key agreements and arrangements with television and other media outlets could adversely affect our ability to distribute our original MMA programming.

Our business strategy is dependent upon monetizing the media content we create at our live MMA events through live television and cable broadcasts and the distribution of live and historical video content through a variety of media outlets such as Internet pay-per-view and video on demand. We also anticipate that our growth will be dependent on securing international distribution arrangements for our content. There is significant competition for television and other distribution arrangements from within the MMA industry and from other sports and entertainment companies who offer these media outlets programming alternatives to our MMA content. Our failure to obtain and maintain key agreements and arrangements with television and other media outlets could adversely affect our ability to distribute our original MMA programming, which could have a material adverse effect on our business, financial condition and results of operations.

Our limited operating history makes forecasting our revenues and expenses difficult.

Revenues and operating results are difficult to forecast accurately because of our limited operating history as a combined business, which commenced in October 2016, and because such results generally depend on our ability to secure national sponsorships and advertising arrangements for our regional promotions, and enter into television and media distribution arrangements, all of which are subject to varying degrees of uncertainty. As a result, we may be unable to adjust our spending appropriately to compensate for any unexpected revenue shortfall, which may result in substantial losses and a lower market price for our common stock.

We may need additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

In order for us to grow and execute our business plan successfully, we will require additional financing which may not be available on acceptable terms or at all. If such financing is available, it may be dilutive to the equity interests of existing stockholders. Failure to obtain financing will have a material adverse effect on our financial position. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

If we fail to meet the continued listing standards and corporate governance requirements for Nasdaq Capital Market companies, we may be subject to de-listing.

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain this listing, we are required to comply with various continued listing standards, including corporate governance requirements, set forth in the Nasdaq Listing Rules. These standards and requirements include, but are not limited to, maintaining a minimum bid price for our common stock, as well as having a majority of our Board members qualify as independent. If we fail to meet any one of these requirements for an extended period of time, we will be subject to possible de-listing.

In November 2017, we received a letter from Nasdaq’s Listing Qualifications Office informing us that, due to the resignation of one of the independent members of our Board of Directors, who also served as the chairman of our Audit Committee and a member of our Compensation Committee, we are not in compliance with the applicable Nasdaq rule governing the composition of audit and compensation committees. The letter also stated that we are entitled to a “cure period” in which to correct the deficiency that extends until October 24, 2018 or, if earlier, our next annual meeting of stockholders. While we believe that we will regain compliance within the specified cure period, if we fail to do so for any reason, Nasdaq will notify us that our common stock is subject to de-listing.

On February 22, 2018, we received a letter notifying us that Alliance is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share. Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the letter, Alliance no longer meets the minimum bid price requirement.

The February letter does not impact our listing on the Nasdaq Capital Market at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided 180 calendar days from the date of this letter, or until August 21, 2018, to regain compliance with Nasdaq Listing Rule 5550(a)(2). In the event the Company does not regain compliance by August 21, 2018, the Company may be eligible for an additional period of 180 days within which to regain compliance. To regain compliance, the Company’s common stock must have a closing bid price of at least $1.00 for a minimum of 10 consecutive business days.

Our common stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock and our ability to grow our business.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market periodically in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or that our share price will appreciate over time. Because we intend to acquire additional regional MMA promotion businesses primarily using our common stock as purchase consideration, fluctuations in the price and trading volume of our common stock may make such acquisitions more difficult to consummate or may make them more dilutive to the equity interests of existing stockholders.

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

Our success will depend in part on our ability to establish, protect and enforce our intellectual property and other proprietary rights. We maintain a catalog of copyrighted works, including copyrights covering television programming and photographs. Our inability to protect our portfolio of copyrighted material, tradenames and other intellectual property rights from infringement, piracy, counterfeiting or other unauthorized use could negatively affect our business. If we fail to establish, protect or enforce our intellectual property rights, we may lose an important advantage in the market in which we compete. Our intellectual property rights may not be sufficient to help us maintain our position in the market and our competitive advantages. Monitoring unauthorized uses of and enforcing our intellectual property rights can be difficult and costly. Legal intellectual property actions are inherently uncertain and may not be successful, and may require a substantial amount of resources and management attention.

We have entered into agreements that provide for the repurchase or revocability of certain of our intellectual property rights, including the Alliance brand name, under certain limited circumstances.

In connection with the acquisitions we have made since our initial public offering, we acquired or licensed a number of trademarks and copyrights, including the Alliance brand name. Some of these agreements provide for the revocation or possible repurchase of our ownership or license of this intellectual property under certain conditions, such as a voluntary or involuntary bankruptcy petition that is not stayed or dismissed within 60 days or the de-listing of our common stock from Nasdaq. While we believe the likelihood of these contingencies occurring to be remote, should any one or more of them occur, we may forfeit either our ownership of or our right to use valuable intellectual property assets, including the brand name that we are currently using to market ourselves.

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

We may be required to pay for the defense of our clients, officers, or directors in accordance with certain indemnification provisions.

The Company provides indemnification of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s services. In accordance with authoritative guidance for accounting for guarantees, the Company evaluates estimated losses for such indemnification. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against the Company and, as a result, no liability has been recorded in the Company’s financial statements.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has directors’ and officers’ liability insurance coverage that is intended to reduce its financial exposure and may enable the Company to recover a portion of any such payments.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property. The principal executive offices are located at an office complex in New York, New York that we are leasing. The lease had an original one-year term that commenced on December 1, 2015, which was renewed until November 30, 2018. The lease allows for the limited use of private offices, conference rooms, mail handling, videoconferencing, and certain other business services.

In November 2016, the Company entered a sublease agreement for office and video production space in Cherry Hill, New Jersey. The lease expires on June 30, 2019. We are currently attempting to sublease this space to avoid the lease expense.

With the acquisition of Fight Club OC, the Company assumed a lease for office space in Orange County, California. The lease expires in September 2018.

We believe that our facilities are adequate for our current needs.

Item 3. Legal Proceedings

In conducting our business, we may become involved in legal proceedings. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred.

In April and May 2017, respectively, two purported securities class action complaints—Shapiro v. Alliance MMA, Inc., No. 1:17-cv-2583 (D.N.J.), and Shulman v. Alliance MMA, Inc., No. 1:17-cv-3282 (S.D.N.Y.)—were filed against the Company and certain of its officers in the United States District Court for the District of New Jersey and the United States District Court for the Southern District of New York, respectively. The complaints alleged that the defendants violated certain provisions of the federal securities laws, and purported to seek damages in an amount to be alleged on behalf of a class of shareholders who purchased the Company’s common stock pursuant or traceable to the Company’s initial public offering. In July 2017, the plaintiffs in the New York action voluntarily dismissed their claim and, on March 8, 2018, the parties reached a settlement to the New Jersey action in which the carrier for our directors and officers liability insurance policy has agreed to cover Alliance’s financial obligations, including legal fees, under the settlement arrangement, less a deductible of $250,000.

In October 2017, a shareholder derivative claim based on the same facts that were alleged in the class action complaints was filed against the directors of the Company in the District Court for the District New Jersey; however, a complaint was not served on the defendants and, on February 2, 2018 the claim was dismissed by the District Court.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Capital Market under the symbol “AMMA” since October 6, 2016. The following table sets forth for the indicated periods the high and low closing prices for our common stock as reported on the NASDAQ Capital Market.

	2017		2016
	High	Low	High	Low

First Quarter	$3.97	$2.60	NA	NA
Second Quarter	$2.68	$0.89	NA	NA
Third Quarter	$2.40	$0.96	NA	NA
Fourth Quarter	$2.05	$1.16	$4.65	$3.40

Holders of Record

As of March 30, 2018, there were 14,862,974 outstanding shares of common stock held by 96 stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs which involves risk, uncertainty and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Industry Overview

Modern-day mixed martial arts is a full contact sport that permits fighters to use techniques from both striking and grappling martial arts such as boxing, wrestling, taekwondo, karate, Brazilian jiu-jitsu, muay thai, and judo.

Today, the sport is legal and regulated in all 50 states. The MMA industry generates revenues by promoting live MMA bouts, and through pay-per-view, video-on-demand and televised MMA event programming, merchandise sales, event and fighter sponsorships, and the monetization of MMA-related intellectual property royalties.

Our Business

Our operations are centered on the following three business components:

•	Live MMA Event Promotion, which consists of generating revenue from ticket sales, providing a foundation for regional and national sponsorships of events and fighters and paid distribution of original MMA content on television, cable networks, pay-per-view broadcasts, and over the Internet.

•	Fighter Management Business, which is conducted through SuckerPunch, manages the careers of MMA fighters in return for a percentage of their earnings from fight purses and sponsorships.

•	Ticketing Platform, which is conducted through CageTix, generates revenue from ticket services to third party event promoters.

Results of Operations – Alliance MMA

We have had significant events that have occurred in 2017 and 2016 that affect the comparability of our financial statements. Key events and their financial impacts include the following:

On September 30, 2016, we completed the initial tranche of our IPO and the Company closed the public offering in October resulting in $8.9 million of capital raised.

In conjunction with the completion of the IPO, we acquired the businesses of CFFC, HFC, COGA, Shogun, V3, IT Fight Series, CageTix, and GFL, and acquired certain video library assets, AMMA intellectual property, and fixed assets with cash payments totaling $1.9 million.

Prior to the completion of our IPO, the Company had no operations and incurred expenses related to the evaluation of potential acquisitions and preparation for our IPO.

Revenues

Our revenue is derived primarily from promotional activities including gate receipts, venue fees, food and beverage sales, merchandise sales, and sponsorships. Revenue from ticket sales is realized with the completion of the event. Most of our ticket sales are made in cash which is collected prior to the start of the event. Sponsorship and venue fees are earned with the completion of the event with payment received within 60 days following the event. We generate additional revenue from ticket services from CageTix, fees earned through internet streaming pay-per-view offerings, and video production services, and from management commissions associated with fighter purses, personal brand sponsorships and ancillary activities from SuckerPunch.

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016(1)
Revenue	100%	100%
Cost of revenues	64	65
Gross Margin	36	35
Operating expenses:
General and administrative	193	750
Intangible impairment	21	-
Goodwill impairment	58	-
Litigation settlement	6	-
Professional and consulting fees	26	115
Total operating expenses	303	865
Loss from operations	267	830
Other expense	-	1
Loss before benefit from income taxes	268	831
Benefit from income taxes	16	128
Net loss	284	703

(1)	For the period from inception to September 30, 2016, revenue was zero as the Company commenced business operations following the completion of the IPO and acquisitions.

Revenue for the year ended December 31, 2017 was $4.2 million, compared to $591,000 in the same period 2016 as the Company commenced operations on September 30, 2016 with the completion of our IPO and acquisition of CFFC, HFC, COGA, Shogun, V3, IT Fight Series, CageTix, and GFL. As a result, 2017 includes a full year of operating results whereas in 2016, the Company realized revenue only in the fourth quarter. In 2017, revenue from promotions was $3.1 million, ticket services related revenue totaled $221,000, and revenue from fighter-related commission was $934,000. We expect revenues to increase as we continue to enhance the revenue opportunities for our promotions and related businesses. In 2016, revenue from promotions was $591,000.

Expenses

General and administrative expenses increased approximately $3.7 million to $8.1 million for the year ended December 31, 2017 compared to $4.4 million in the same period of 2016. The increase in general and administrative expense was primarily a result of a full year of expenses compared to one quarter in 2016. Salary and wages increased $2.8 million as we acquired more businesses in 2017 to establish our MMA platform. Sales and marketing increased $598,000 as we developed our marketing and branding strategy. $310,000 increase in contingent consideration related to the Shogun earnout. Fees increased $307,000 and travel increased $541,000 to support the integration of the acquired businesses. Amortization increased $296,000 and depreciation increased $137,000 as 2017 had a full year of amortization and depreciation and additional assets were acquired in 2017. Insurance increased $132,000, IT supplies increased $172,000, lease expense increased $118,000 as 2017 had a full year of these activities. These increases were offset by a decrease in stock-based compensation of $1.7 million related to fully vested equity awards in 2016.

Impairment charges increased approximately $3.3 million for the year ended December 31, 2017 compared to $0 in the same period of 2016 as we impaired certain intangible assets amounting to a charge of $893,000 and goodwill of $2.4 million.

Litigation settlement expense increased $250,000 to $250,000 for the year ended December 31, 2017 compared to $0 in the same period of 2016 due to the settlement of the securities class action complaint. The carrier for the director and officers liability insurance policy has agreed to cover Alliance’s financial obligations under the settlement arrangement, including legal fees, less a deductible of $250,000, which was expensed in 2017.

Professional and consulting expenses increased approximate $399,000 to $1.1 million for the year ended December 31, 2017 compared to $681,000 in the same period of 2016 primarily as a result of a $272,000 increase in accounting services, $131,000 increase in legal fees related to due diligence efforts to evaluate acquisition targets, fees related to the class action lawsuit and general legal consulting, and $78,000 increase in investor relations and public relations activities offset by a decrease of $69,000 in MMA-related consulting fees incurred in 2016.

Income tax increased $1.4 million to $688,000 compared to a $755,000 benefit in the same period of 2016. On December 22, 2017, the Tax Act was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on us include the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for global intangible low-taxed income (“GILTI”), deduction for foreign-derived intangible income (“FDII”), repeal of corporate alternative minimum tax, limitation of various business deductions, modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision, and limitation on the deductibility of executive compensation. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017.

We continue to examine the impact of certain provisions of the Tax Act that will become applicable in calendar year 2018 related to base erosion anti-abuse tax (“BEAT”), GILTI, deduction for FDII, and other provisions that could affect our effective tax rate in the future. Also, because there may be additional state income tax implications, we will continue to monitor changes in state and local tax laws to determine if state and local taxing authorities intend to conform or deviate from changes to U.S. federal tax legislation as a result of the Tax Act. The prospects of supplemental legislation or regulatory processes to address questions that arise because of the Tax Act, or evolving technical interpretations of the tax law, may cause the final impact from the Tax Act to differ from the provisional recorded amounts. We expect to complete our analysis within the measurement period allowed by Staff Accounting Bulletin (“SAB”) No.118, no later than the fourth quarter of calendar year 2018.

The provision for income taxes for the year ended December 31, 2017 of $688,000 is primarily related to the income tax benefit for the year ended December 31, 2016 of $755,000 and release of the valuation allowance against the Company’s deferred tax assets.

The benefit for income tax for the year ended December 31, 2016 of $755,000 was primarily related to the release of the valuation allowance against the Company’s deferred tax assets.

Liquidity and Capital Resources

Our primary source of cash has been from the issuance of common stock in conjunction with our IPO completed in October 2016, sales of our common stock and warrants to purchase common stock issued in private placements in July, August and October 2017, and advances under our notes payable.

In order for us to grow and execute our business plan successfully, we will need additional financing. The Company has an accumulated deficit of $16.5 million and historical operating losses indicating a substantial doubt with respect to our ability to continue as a going concern for at least one year from the date of this report.

As of December 31, 2017, our cash balance was $348,197, which consists primarily of cash on deposit with banks. In 2017, our principal uses of cash consisted of paying for operating expenses and acquiring capital assets. As noted above, we may not be able to maintain sufficient capital resources to continue our operations.

	Year Ended
	2017	2016
Consolidated statements of cash flows data:
Net cash used in operating activities	$(5,570,642)	$(2,018,144)
Net cash used in investing activities	(1,072,134)	(1,851,121)
Net cash provided by financing activities	2,312,500	8,547,738
Net (decrease) increase in cash	$(4,330,276)	$4,678,473

The operations of Alliance to date have resulted in losses. During the first quarter of 2018, the Company began a cost reduction plan resulting in the termination of employment of a number of executives and other personnel, renegotiating or terminating contracts and similar cost cutting activities. Management is focused not only on these cost reduction measures but also revenue expansion and improvements in venues and event economics.

Operating Activities

Cash used in operating activities was $2.0 million for the year ended December 31, 2016, mainly related to the net loss of $4.2 million, increase of $756,000 in deferred income taxes in relation to goodwill from our acquisition of GFL, increase in prepaid assets of $131,000 related to prepaid consulting arrangements, decrease in accounts payable of $69,000, offset by non-cash stock based compensation expense of $2.6 million, non-cash depreciation of $13,000, non-cash amortization of $384,000, accounts receivable of $28,000 and deferred offering costs of $25,000.

Cash used in operating activities was $5.6 million for the year ended December 31, 2017, mainly related to the net loss of $12.0 million, increase in accounts receivable of $185,000, offset by non-cash depreciation of $150,000, non-cash impairment charge of $3.3 million related to the impairment of goodwill and certain intangible assets, non-cash amortization of $681,000 related to amortization of acquired intangible assets, non-cash stock-based compensation of $944,000 related to various equity awards to employees and non-employees, deferred income tax expense of $688,000, increase in prepaids of $63,000 and increase in accounts payable of $746,000.

Investing Activities

Cash used in investing activities was $1.9 million for the year ended December 31, 2016, related to the acquisitions of CFFC, HFC, COGA, Shogun, V3, ITFS, CageTix, GFL and video library assets, totaling $1.7 million in the aggregate. Additionally, we acquired certain intellectual property rights to the Alliance MMA brand for $70,000, and acquired capital assets of $112,000.

Cash used in investing activities was $1.1 million for the year ended December 31, 2017, related to the acquisitions of Sucker Punch, Fight Time, NFC, Fight Club OC, Victory Fighting Championship and Sheffield video library assets totaling $835,000 in the aggregate and capital assets of $237,000.

Financing Activities

Cash provided by financing activities was $8.5 million for the year ended December 31, 2016, primarily related to our IPO which provided $8.9 million of capital, additional borrowings of $524,000 under our Note Payable - Related Party, offset by the repayment of our Note Payable - Related Party of $877,000.

Cash provided by financing activities was $2.3 million for the year ended December 31, 2017, primarily related to the sale of common stock and warrants to purchase common stock with proceeds of $2.0 million and $300,000 from borrowings on a note payable.

In January 2018, the Company completed a public offering of 2,150,000 units for $1.00 per unit. Each unit included one share of Alliance MMA common stock and 0.9 warrants to purchase common stock, totaling 1,935,000 warrants. The gross proceeds to the Company was approximately $2,150,000 before underwriter discounts, commissions and offering expenses.

Contractual Cash Obligations

	Payments Due by Period
	Total	2018	2019

Operating lease obligations	$218,286	$151,296	$66,990

The amounts reflected in the table above for operating lease obligations represent aggregate future minimum lease payments under non-cancelable facility leases.

See Note 7— “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, range of possible outcomes of acquisition earn-out accruals, the assessment of useful lives and the recoverability of property, plant and equipment, the valuation and recognition of stock-based compensation expense, the valuation of investments, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and others. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. See Note 2— “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of our accounting policies.

Revenue Recognition

Promotion Revenue

The Company records revenue from ticket sales and sponsorships upon the successful completion of the related event, at which time services have been deemed rendered, the sales price is fixed and determinable and collectability is reasonably assured. Customer deposits consist of amounts received from the customer for event and entertainment services to be provided in the future, typically less than 12 months. The Company receives these funds and recognizes them as a liability until the services are provided and revenue can be recognized.

The Company produces live MMA content from our events which is offered on a pay per view (“PPV”) basis. The Company records revenue on PPV transactions upon receipt of payment from credit processing partners. The Company charges viewers a fee per PPV purchase transaction for entitling a viewer to watch the desired video. The Company generates revenues from video production services, and recognizes this revenue upon completion of the video production project.

Ticket Service Revenue

The Company acts as an agent for ticket sales for promoters and records revenue upon receipt of cash from the credit card companies and accrues for approved credit card transactions which have not been deposited into our bank account. The Company charges a fee per transaction for collecting the cash on ticket sales and remits the remaining net amount to the promoter upon completion of the event or request from the promoter. The Company’s fee is non-refundable and is recognized immediately as it is not tied to the completion of the event. The Company recognizes revenue upon receipt from the credit card companies and for approved transactions pending deposit since the fee is fixed and determined, the service of collecting the cash for the promoter has been rendered and collection has occurred.

Fighter Commission Revenue

The Company records fighter commission revenue upon the completion of the contracted athlete’s related event including sponsor support, at which time the fighter’s services have been deemed rendered, the contractual amount due to the fighter is known and the commission due to the Company related to these activities is fixed and determinable and collectability is reasonably assured.

Business Combinations

The Company includes the results of operations of the businesses that it has acquired in its consolidated results as of the respective dates of acquisition.

The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired businesses and Alliance as well as the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. The fair value of contingent consideration associated with acquisitions is remeasured each reporting period and adjusted accordingly. Acquisition and integration related costs are recognized separately from the business combination and are expensed as incurred.

For additional information regarding the Company's acquisitions, refer to “Note 4–Business Combinations.”

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Goodwill also includes acquired assembled workforce, which does not qualify as an identifiable intangible asset. The Company reviews impairment of goodwill annually in the fourth quarter, or more frequently if events or circumstances indicate that the goodwill might be impaired. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary. If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company proceeds to perform the quantitative goodwill impairment test. The Company first determines the fair value of a reporting unit using weighted results derived from an income approach and a market approach. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future revenue growth rates, new product and technology introductions, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. The market approach estimates the fair value of the Company’s equity by utilizing the market comparable method which is based on revenue multiples from comparable companies in similar lines of business. The Company then compares the derived fair value of a reporting unit with its carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

For the year ended December 31, 2017, the Company recorded a goodwill impairment of $2.4 million within the Company’s promotion segment in relation to the GFL and Fight Time reporting units. The impairment was identified as part of management’s review of impairment indicators in the fourth quarter. Accordingly, it was determined that the recoverable value of the reporting units was less than the carrying value and, therefore, an impairment loss was recorded.

Purchased Identified Intangible Assets

Identified finite-lived intangible assets consist of acquired video library intellectual property, venue contracts/relationships, ticketing software, tradenames, fighter contracts, promoter relationships and sponsor relationships resulting from business combinations. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to ten years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. The Company evaluates the carrying value of indefinite-lived intangible assets on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value. For further discussion of goodwill and identified intangible assets, see “Note 5–Goodwill and Purchased Identified Intangible Assets.”

For the year ended December 31, 2017, the Company recorded an intangible impairment of $893,000 related to the impairment of all video library assets acquired from GFL, the promotion businesses, and asset purchases, as well as the venue relationship and trade-name of the Fight Time Promotion.

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

Loss Contingencies

We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in the notes to the consolidated financial statements. We review the developments in our contingencies that could affect the amount of the provisions that has been previously recorded, and the matters and related possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with the authoritative guidance on share-based payments. The Company early adopted ASU No. 2017-11, Earnings per share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). Under the provisions of the guidance, stock-based compensation expense is measured at the grant date based on the fair value of the option or warrant using a Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of the Company’s stock awards for non-employees is estimated based on the fair market value on each vesting date, accounted for under the variable-accounting method.

The authoritative guidance on share-based payments also requires that the Company measure and recognize stock-based compensation expense upon modification of the term of the stock award. The stock-based compensation expense for such modification is the sum of any unamortized expense of the award before modification and the modification expense. The modification expense is the incremental amount of the fair value of the award before the modification and the fair value of the award after the modification, measured on the date of modification. In the case when the modification results in a longer requisite period than in the original award, the Company has elected to apply the pool method where the aggregate of the unamortized expense and the modification expense is amortized over the new requisite period on a straight-line basis. In addition, any forfeiture will be based on the original requisite period prior to the modification.

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

24

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of December 31, 2017, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Management Report on Internal Controls over Financial Reporting

Our management has identified material weaknesses in our internal controls related to deficiencies in the design of internal controls and segregation of duties. Management is planning to meet with the Audit Committee to discuss remediation efforts, which are expected to continue through 2018 until such time as management is able to conclude that its remediation efforts are operating and effective.

Notwithstanding the foregoing, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

We may in the future identify other material weaknesses or significant deficiencies in connection with our internal control over financial reporting. Material weaknesses and significant deficiencies that may be identified in the future will need to be addressed as part of our quarterly and annual evaluations of our internal controls over financial reporting under Sections 302 and 404 of the Sarbanes-Oxley Act. Any future disclosures of a material weakness, or errors as a result of a material weakness, could result in a negative reaction in the financial markets and a decrease in the price of our common stock.

Changes in Internal Control over Financial Reporting.

During the quarter ended December 31, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position(s)
Current
Robert L. Mazzeo	64	Chief Executive Officer
Ira S. Rainess	51	President
John Price	48	Chief Financial Officer
Paul K. Danner, III	60	Chairman and Secretary of the Board of Directors and Former Chief Executive Officer
Joseph Gamberale	52	Director
Renzo Gracie	49	Director
Joel D. Tracy	57	Director
Burt Watson	69	Director
Former
Robert Haydak	46	Former President
Mark D. Shefts	59	Former Director - resigned October 24, 2017

Background of officers and directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert L. Mazzeo

Mr. Mazzeo, 64, is our Chief Executive Officer, which he became in February 2018. Mr. Mazzeo has served as the Company’s corporate counsel since 2016.  Mr. Mazzeo was a partner in the law firm of Mazzeo Song P.C. from 2005 through February 2018, where his practice primarily involved securities transactions and mergers and acquisitions. Mr. Mazzeo has also served as Chief Executive Officer of Enclave Capital LLC, a brokerage and investment banking firm registered with the Securities and Exchange Commission, and as a Director/Capital Markets for Salomon Smith Barney. Mr. Mazzeo is a graduate of Brown University and Yale Law School.

Ira S. Rainess

Ira S. Rainess, 51, is our President, which he became in February 2018. Mr. Rainess has served as the Company’s Executive Vice President, Business Affairs since May 2017 and, prior to that, acted as a consultant to the Company. Mr. Rainess has served as the head of the Sports & Entertainment Law practice at Silverman, Thompson, Slutkin & White for the past 13 years. A member of the Maryland Bar, he is a graduate of the University of Maryland’s Robert H. Smith School of Business and the University of Baltimore School of Law.

John Price

Mr. Price, 48, is our Chief Financial Officer, which he became in August 2016. Prior to joining us in 2016, Mr. Price was Chief Financial Officer of MusclePharm Corporation, a publicly-traded nutritional supplement company. Prior to joining MusclePharm in 2013, Mr. Price served as vice president of finance—North America at Opera Software, a Norwegian public company focused on digital advertising. From 2011 to 2013, he served as vice president of finance and corporate controller GCT Semiconductor. From 2004 to 2011, Mr. Price served in various roles at Tessera Technologies including VP of Finance & Corporate Controller. Prior to Tessera Technologies, Mr. Price served various roles at Ernst &Young LLP. Mr. Price served nearly three years in the San Jose, California office and nearly five years in the Pittsburgh, Pennsylvania office. Mr. Price has been a certified public accountant (currently inactive) since 2000 and attended Pennsylvania State University, where he earned a Bachelor’s of Science Degree in Accounting.

Paul K. Danner, III

Mr. Danner, 58, is our Chairman of the Board of Directors and Secretary, and served as our Chief Executive Officer until February 2018. Prior to joining the Company in 2016, Mr. Danner served as the Managing Director of Destiny Partners Worldwide, a global organizational management and business operations consultancy, from 2006 to 2016. From 2008 to 2010, Mr. Danner was also the Chief Executive Officer of China Crescent Enterprises, a publicly traded information technologies company headquartered in Shanghai, China. Previously, he served as Chairman and Chief Executive Officer of Paragon Financial Corporation, a publicly traded financial services firm listed on NASDAQ, from 2002 to 2006. From January 1998 to 2001, Mr. Danner was employed in various roles at MyTurn.com, Inc., a NASDAQ listed company, including as Chief Executive Officer. Mr. Danner served as a Naval Aviator flying the F-14 Tomcat, and subsequently as an Aerospace Engineering Duty Officer supporting the Naval Air Systems Command, for eight years on active duty plus 22 years with the reserve component of the United States Navy. Mr. Danner retired from the Navy in 2009 with the rank of Captain. Mr. Danner holds a BS in Business Finance from Colorado State University and an MBA from Old Dominion University and has completed curricula at the Naval War College, Defense Acquisition University and the National Defense University. The Board of Directors believes that Mr. Danner is qualified to serve as a director because of his management and leadership experience, particularly in growth stage and roll-up companies, and his experience as an officer and director of several private and public companies.

Joseph Gamberale

Mr. Gamberale, 52, has served as a director since our formation in February, 2015. Mr. Gamberale serves as the chairman of our compensation committee and a member of our audit and nominating committees. Prior to founding Alliance, Mr. Gamberale was the founder and managing member of Ivy Equity Investors, LLC, a New York-based private investment firm launched in 2014. From 2011 to 2014, Mr. Gamberale was a private investor. In 2001, Mr. Gamberale co-founded Centurion Capital Hedge Fund, a multi-strategy investment firm which he actively managed until his retirement in 2011. From 1996 through 2001, Mr. Gamberale oversaw the Athletes and Entertainers Private Client Group at Merrill Lynch where he advised clients on a wide spectrum of securities and industries, particularly involving roll-up transactions in fragmented businesses. From 1991 to 1996, Mr. Gamberale was a financial advisor at Salomon Smith Barney. Mr. Gamberale is a member of the Central Park Conservatory, Columbus Citizens Foundation, and Grand Havana Room and politically active in supporting numerous charitable organizations. Mr. Gamberale is a graduate of Rutgers University. The Board believes that Mr. Gamberale is qualified to serve as a director because of his extensive experience as an executive in the financial services industry, particularly as such experience relates to roll-up transactions.

Renzo Gracie

Mr. Gracie, 49, has served as a director since September 30, 2016. One of the true martial arts legends, Renzo Gracie is a Jiu-Jitsu black belt from the famous Gracie family. Born in Rio de Janeiro, Brazil, Mr. Gracie is the grandson of Gracie Jiu Jitsu founder Carlos Gracie and son of 9th Dan BJJ black belt Robson Gracie, brother to Ralph and Ryan Gracie. Like most men in the Gracie family, Renzo started training Jiu Jitsu as an infant. He had formal instruction from many of the Gracie patriarchs, but two of his biggest influences were the legendary Rolls Gracie and Carlos Gracie Jr. (the man who later awarded him his black belt). Mr. Gracie has won numerous competitions, the most prestigious being the Abu Dhabi Combat Club (ADCC), in which he is a two-time champion. Mr. Gracie’s name is also synonymous with Vale-Tudo, the famous “no holds barred” style of fighting in Brazil that is credited with originating modern MMA. Mr. Gracie has fought all over the world for organizations such as Pride FC and the UFC. Mr. Gracie pioneered Brazilian Jiu-Jitsu in America in the 1990’s when he founded Renzo Gracie Academy in New York City, one of the cornerstones of Brazilian Jiu-Jitsu in America. Mr. Gracie is recognized as one of the sports best teachers and mentors. With his signature combination of charisma and intelligence, Mr. Gracie has guided students such as Matt Serra, a former UFC Champion, Roger Gracie a ten-times Jiu Jitsu world champion, John Danaher, the Jiu-Jitsu Coach to black belt level for fighters such as Shawn Williams, Ricardo Almeida, and former UFC Champions Georges St-Pierre and Chris Weidman. The Board believes that Mr. Gracie is qualified to serve as a director because of his substantial experience in the MMA industry.

Joel D. Tracy

Mr. Tracy, 57, has served as a director since September 30, 2016 and is a member of our audit and nominating committees. Mr. Tracy has been self-employed as a Certified Public Accountant since 1989, specializing in tax and estate planning for high net worth individuals. From 2004 to 2016, Mr. Tracy was the managing member of ABT Realty, LLC, a privately held real estate company. From 2008 to 2016, Mr. Tracy was the managing member of Vista Bridge Associates, LLC, a privately held company lending money for personal injury settlements. Previously, from 1980 to 2000, Mr. Tracy was the President of Auto-Rite Supply Company, Inc., a family owned auto parts store chain. He has been involved in various local and community organizations including the American Institute of Certified Public Accountants and Optimists International, a not-for-profit organization for children. Mr. Tracy holds a Bachelor of Science in Commerce from Rider College, Lawrenceville, New Jersey. The Board of Directors believe that Mr. Tracy is qualified to serve as a director because of his substantial experience as a certified public accountant and financial services professional and his experience as an officer and director of several private and public companies.

Burt Watson

Mr. Watson, 69, has served as a director since September 30, 2016. Mr. Watson began his decades long career in boxing and MMA as business manager to the legendary “Smokin” Joe Frazier where he handled all aspects of administrative support from contract negotiations and personal appearances to television interviews and public relations. As one of the industry’s most sought after event coordinators, Mr. Watson has worked with boxing greats Muhammad Ali, Larry Holmes, George Foreman, Ken Norton, Mike Tyson and Oscar De La Hoya. As an independent site coordinator Mr. Watson has assisted some of boxing’s most notable promoters, including Don King, Lou Duva, Frank Warren Sports of London, and Univision. In 2001, Mr. Watson began his career in MMA when UFC President Dana White recruited Mr. Watson to the UFC. During his tenure at the UFC from 2001 until 2015, Mr. Watson served as event and athlete relations coordinator. With extensive television relations, Mr. Watson has organized championship fights and boxing events on such networks as ESPN, Showtime, HBO, CBS and ABC. The Board believes that Mr. Watson is qualified to serve as a director because of his substantial experience and perspective in the MMA industry.

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

Board Composition

The Board of Directors consists of five directors. Each director will serve in office until our 2018 annual meeting of stockholders or until their successors have been duly elected and qualified, or until the earlier of their respective deaths, resignations, or retirements.

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

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee has authority to review our financial records, engage with our independent auditors, recommend policies with respect to financial reporting to the Board of Directors and investigate all aspects of our business. The members of the audit committee are Mr. Tracy and Mr. Gamberale. The audit committee consists exclusively of directors who are financially literate. In addition, Mr. Tracy will be considered an “audit committee financial expert” as defined by the SEC’s rules and regulations. All members of the Audit Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

In November 13, 2017, the Company received notice from the NASDAQ that, as a result of the departure of Mr. Shefts from the Board on October 24, 2017, the Company does not meet the NASDAQ listing requirements of a minimum of three audit committee members. The Company has until the earlier of its next annual shareholders meeting or one year from the occurrence of the event that caused the failure to comply with this requirement.

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. As a result of the departure of Mr. Shefts from the Board on October 24, 2017, Mr. Gamberale is the sole member of the Compensation Committee, and therefore the Company does not meet the NASDAQ listing requirements of a minimum of two independent Compensation Committee members. The Company has until the earlier of its next annual stockholders meeting or one year from the occurrence of the event that caused the failure to comply with this requirement.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee identifies and nominates candidates for membership on the Board of Directors, oversees Board of Directors’ committees, advises the Board of Directors on corporate governance matters and any related matters required by the federal securities laws. The members of the Nominating Committee are Mr. Gamberale, Mr. Tracy and Mr. Watson. Mr. Gamberale and Mr. Tracy currently satisfy the independence requirements and other established criteria of NASDAQ.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, and without conducting an independent investigation of our own, we believe that with respect to the fiscal year ended December 31, 2017, our officers and directors, and all of the persons known to us to beneficially own more than 10% of our common stock filed all required reports on a timely basis, other than a Form 4 filed by director Joel Tracy to report an open market purchase of 45,872 shares of common stock, a Form 4 filed by director Joseph Gamberale to report an open market purchase of 220,183 shares of common stock, a Form 4 filed by former director Mark Shefts to report an open market purchase of 183,486 shares of common stock, a Form 3 filed by Robert Mazzeo reflecting his employment as the Company’s Chief Executive Officer on February 7, 2018, and a Form 3 filed by Ira Rainess reflecting his employment as the Company’s President on February 15, 2018.

Item 11. Executive Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2017 and 2016 awarded to, earned by or paid to our executive officers. The value attributable to any option awards and stock awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 8 - Stockholders’ Equity to our consolidated year-end financial statements, the assumptions made in the valuation of these option awards and stock awards is set forth therein.

Name and Principal Position	Year	Salary	Bonus Payments	Stock Awards	Option Awards	Non-Equity Plan Compensation	All Other Compensation	Total
Current		($)	($)	($)	($)	($)	($)	($)
Robert L. Mazzeo (1)	2017	—	—	—	77,500	—	200,545	278,045
CEO	2016	—	—	—	—	—	30,000	30,000
Ira S. Rainess (2)	2017	75,462	10,000	—	53,306	—	12,500	151,268
President	2016	—	—	—	—	—	5,000	5,000
John Price (3)	2017	175,000	100,000	—	—	—	—	275,000
Chief Financial Officer	2016	67,257	—	—	364,326	—	—	431,583
Former
Paul K. Danner, III (4)	2017	179,375	—	—	—	—	—	179,375
Former CEO, Chairman and Secretary	2016	44,423	102,083	420,000	—	—	—	566,506
Robert Haydak (5)	2017	170,000	—	—	—	—	—	170,000
Former President	2016	41,757	—	289,335	—	—	—	331,092

(1)	Mr. Mazzeo was appointed CEO on February 7, 2018. Prior to this date, Mr. Mazzeo served as legal counsel and received monthly legal consulting fees which are included in All Other Compensation.
(2)	Mr. Rainess was hired as Executive Vice President, Business Affairs on May 15, 2017 and appointed President on February 15, 2018. Prior to the date, Mr. Rainess served as an independent consultant and received monthly legal consulting fees which are included in All Other Compensation.

(3)	Mr. Price was appointed CFO on August 3, 2016.

(4)	Mr. Danner was appointed CEO on May 11, 2016 and resigned as CEO on February 7, 2018.

(5)	Mr. Haydak was appointed President on September 30, 2016. On February 7, 2018, the Company terminated Mr. Haydak’s employment agreement. Mr. Haydak received 103,334 common shares from an affiliate of the Company in June 2016 for consulting services. These shares had a deemed fair value of $289,335, which is included in Stock Awards in the table above.

Employment Agreements

Current

On August 3, 2016, we entered into an employment agreement with John Price (the “Price Employment Agreement”), whereby Mr. Price agreed to serve as our Chief Financial Officer for a period of three years, subject to renewal, in consideration for an annual salary of $175,000. Additionally, under the terms of the Price Employment Agreement, Mr. Price is eligible for merit-based increases to his compensation as established by the Board of Directors in its sole discretion. The Price Employment Agreement also provides for discretionary performance-based bonuses provided that in his first year of employment the bonus totalled $25,000 per quarter.

Former

On May 1, 2016, we entered into an employment agreement with Paul K. Danner III (the “Danner Employment Agreement”), whereby Mr. Danner agreed to serve as our Chief Executive Officer for a period of two years, subject to renewal, in consideration for an annual salary of $175,000. Mr. Danner resigned as CEO on February 7, 2018 and remains as the Company’s Secretary and Chairman of the Board of Directors.

On July 18, 2016, we entered into an employment agreement with Robert J. Haydak (the “Haydak Employment Agreement”), whereby Mr. Haydak agreed to serve as our President for a period of three years commencing on September 30, 2016 (the initial closing date of our initial public offering), subject to renewal, in consideration for an annual salary of $170,000. Mr. Haydak employment was terminated by the Company on February 7, 2018 and the Company believes that it has no further obligations to Mr. Haydak under the Haydak Employment Agreement.

On February 1, 2017, we entered into an employment agreement with James Byrne (the “Byrne Employment Agreement”), whereby Mr. Byrne agreed to serve as our Chief Marketing Officer for a period of three years, subject to renewal, in consideration for an annual salary of $150,000. As further consideration for his services, Mr. Byrne received a five-year option award to purchase an aggregate of 100,000 shares of our common stock with an exercise price of $3.55 per share, which was fully-vested on the date of Mr. Byrne’s employment agreement. Mr. Byrne’s employment was terminated by the Company on February 7, 2018.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2017 and 2016 awarded to, earned by or paid to our directors. The value attributable to any stock option awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718.

		Fees Earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)
Current
Joseph Gamberale (1)	2017	—	—	—	—	—	—	—
Director	2016	—	—	—	—	—	—	—
Renzo Gracie (2)	2017	—	—	—	—	—	—	—
Director	2016	100,000	186,667	—	—	—	—	286,667
Joel D. Tracy (3)	2017	—	—	—	—	—	—	—
Director	2016	—	46,668	—	—	—	—	46,668
Burt Watson (4)	2017	133,200	—	—	—	—	—	133,200
Director	2016	18,000	46,668	—	—	—	—	64,668
Former
Mark D. Shefts (5)	2017	—	—	—	—	—	—	—
Former Director	2016	—	108,888	—	—	—	—	108,888

(1)	Joseph Gamberale was appointed as a Director on February 12, 2015.

(2)	Renzo Gracie was appointed as a Director on September 30, 2016.

(3)	Joel Tracy was appointed as a Director on September 30, 2016.

(4)	Burt Watson was appointed as a Director on September 30, 2016.

(5)	Mark Shefts was appointed as a Director on September 30, 2016 and resigned from the board on October 24, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 30, 2018: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 30, 2018, there were 14,862,974 shares of our common stock outstanding.

Amount and Nature of Beneficial Ownership as of March 30, 2018 (1)

Named Executive Officers and Directors	Common Stock	Options/Warrants	Total	Percentage Ownership
Current
Robert L. Mazzeo	—	125,000	125,000	*
Ira S. Rainess	—	50,000	50,000	*
John Price	—	66,667	66,667	*
Paul K. Danner, III	150,000	—	150,000	1.0
Joseph Gamberale (2)	621,193	242,683	863,876	5.8
Renzo Gracie	66,667	—	66,667	*
Joel D. Tracy (3)	334,860	170,872	505,732	3.4
Burt Watson	16,667	—	16,667	*
Directors and Executive Officers as a Group (7 persons)	1,189,387	655,222	1,844,609	12.4%
Former
Robert J. Haydak, Jr (4)	257,834	—	257,834	1.7
Mark D. Shefts (5)	373,763	227,932	601,695	4.0
5% Stockholders Not Mentioned Above	—	—	—	—

*	Represents beneficial ownership of less than 1% of our outstanding stock.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock that may be acquired upon the exercise of stock options within 60 days of March 30, 2018. In determining the percent of common stock owned by a person or entity on March 30, 2018, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days of March 30, 2018 upon the exercise of stock options, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 30, 2018 and (ii) the total number of shares that the beneficial owner may acquire upon exercise of stock options within 60 days of March 30, 2018. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Alliance MMA, Inc., 590 Madison Avenue, 21st Floor, New York, New York 10022.

(2)

In addition to the 261,850 shares of common stock held directly, also includes 359,343 shares held by Ivy Equity Investors, LLC. Mr. Gamberale has voting and dispositive power over the shares held by Ivy Equity Investors, LLC. The address of Ivy Equity Investors, LLC is 2 East 55th Street, Suite 1111, New York, New York 10022. Mr. Gamberale has voting and dispositive power over the shares held by Ivy Equity Investors, LLC.

(3)	In addition to the 184,860 shares of common stock held directly, also includes 150,000 shares of common stock held by a relation of Mr. Tracy. Mr. Tracy has voting and disposition power over the shares.

(4)	In addition to the 103,334 shares of common stock held directly, also includes 154,500 shares of common stock held by the BRH Trust. The sole trustee of the BRH Trust is Mr. Haydak’s spouse, Maria Haydak. The sole beneficiary of the BRH Trust is Mr. Haydak’s minor child. Mr. Haydak disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.

(5)	In addition to the 222,374 shares of common stock held directly, also includes 151,389 shares held by the Rushcap Group, Inc., of which Mr. Shefts and his spouse, Wanda Shefts, are the sole stockholders. Mr. Shefts has voting and dispositive power over the shares held by the Rushcap Group, Inc.

Employee Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

Prior to the completion of our initial public offering, our Board of Directors adopted the Alliance MMA 2016 Equity Incentive Plan (the “2016 Plan”) pursuant to which the Company may grant shares of our common stock to the Company’s directors, officers, employees or consultants. Our stockholders approved the 2016 Plan at our annual meeting of stockholders held September 1, 2017. Unless earlier terminated by the Board of Directors, the 2016 Plan will terminate, and no further awards may be granted, after July 30, 2026.

As of December 31, 2017, the following sets forth the stock option awards to officers of the Company.

Outstanding Equity Awards at December 31, 2017

	Equity Awards
	Equity compensation plans not approved by shareholders		Equity compensation plans approved by shareholders
	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options not exercisable (#)	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options not exercisable	Options exercise price ($)	Option expiration date
Current
Robert L. Mazzeo	—	—	125,000	—	$1.50	December 2020

Ira S. Rainess	—	—	—	100,000	$1.30	May 2020

John Price	66,667	133,333	—	—	4.50	August 2026

Former
James Byrne	—	—	100,000	—	$3.55	February 1, 2022

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In February 2015, the Company entered into a loan agreement for up to $1,000,000 with Ivy Equity Investors, LLC, which is wholly-owned by one of the Company’s founders and current board member, Joseph Gamberale, under which Ivy Equity funded the Company’s organizational and offering expenses in connection with the IPO. At the time the loan agreement was executed, Mr. Gamberale was the Company’s sole director. On September 30, 2016, the Company completed the first tranche of its initial public offering, and repaid the outstanding balance of the loan to Ivy Equity in the amount of $877,000.

Note Payable-Related Party

On April 10, 2018, the Company borrowed a total of $300,000 from two of its board members, Joseph Gamberale and Joey Tracy, pursuant to promissory notes of $150,000, respectively. The notes bear interest at 12% annually and mature May 21, 2018. Joseph Gamberale personally guaranteed Mr. Tracy’s note.

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

Our Board of Directors undertook a review of the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors other than Mr. Danner and Mr. Watson is independent based on the definition of independence in the Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors has selected Friedman LLP (“Friedman”), an independent registered public accounting firm, to audit the financial statements of the Company for the year ending December 31, 2017. Friedman has served as our independent registered public accounting firm since January 2016.

Principal Accountant Fees and Services

During 2017 and 2016, fees for services provided by Friedman were as follows:

	2017	2016
Audit Fees	$367,795	$378,493
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$367,795	$378,493

Audit Fees include amounts related to the audit of the Company’s annual financial statements and internal control over financial reporting, and quarterly review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Audit Related Fees include amounts related to accounting consultations and services.

Tax Fees include fees billed for tax compliance, tax advice and tax planning services.

All Other Fees

There were no other fees billed by Friedman for services rendered to the Company, other than the services described above, in 2017 and 2016. The Audit Committee has determined that the rendering of non-audit services by Friedman was compatible with maintaining their independence.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During 2016, services provided by Friedman were pre-approved by the Audit Committee in accordance with this policy.

PART IV

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliance MMA, Inc.

By:	/s/ Robert L. Mazzeo
Robert L. Mazzeo Chief Executive Officer
April 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Robert L. Mazzeo
Robert L. Mazzeo Chief Executive Officer (Principal Executive Officer)
April 16, 2018

/s/ John Price
John Price, Chief Financial Officer (Principal Accounting and Financial Officer)
April 16, 2018

/s/ Joseph Gamberale
Joseph Gamberale, Director
April 16, 2018

/s/ Renzo Gracie
Renzo Gracie, Director
April 16, 2018

/s/ Paul K. Danner, III
Paul K. Danner, III, Director and Chairman of the Board
April 16, 2018

/s/ Joel D. Tracy
Joel D. Tracy, Director
April 16, 2018

/s/ Burt A. Watson
Burt A. Watson, Director
April 16, 2018

Index to Consolidated Financial Statements

ALLIANCE MMA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alliance MMA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliance MMA, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has operated at a loss since inception with a current period loss of $12.0 million, has an accumulated deficit of $16.5 million as of December 31, 2017 and has negative cash flows from operations of $5.6 million. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Friedman LLP

We have served as the Company’s auditor since 2016.

East Hanover, New Jersey

April 16, 2018

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance MMA, Inc.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$348,197	$4,678,473
Accounts receivable, net	225,787	8,450
Prepaid and other assets	71,250	134,852
Total current assets	645,234	4,821,775

Property and equipment, net	259,463	122,312
Intangible assets, net	2,887,094	5,780,213
Goodwill	5,963,537	3,271,815
TOTAL ASSETS	$9,755,328	$13,996,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$930,168	$284,361
Customer deposits	56,738	—
Earn out liability	310,000	—
Note payable	300,000	—
Total current liabilities	1,596,906	284,361
Long-term deferred tax liabilities	23,943	—
TOTAL LIABILITIES	1,620,849	284,361

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 45,000,000 shares authorized; 12,662,974 and 9,022,308 shares issued and outstanding, respectively	12,663	9,022
Additional paid-in capital	24,646,229	18,248,582
Accumulated deficit	(16,524,413)	(4,545,850)
TOTAL STOCKHOLDERS’ EQUITY	8,134,479	13,711,754
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,755,328	$13,996,115

The accompanying notes are an integral part of these consolidated financial statements.

Alliance MMA, Inc.

Consolidated Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Revenue, net	$4,217,704	$591,439
Cost of revenue	2,691,398	384,424
Gross margin	1,526,306	207,015
Operating expenses:
General and administrative	8,141,113	4,437,576
Impairment - intangible assets	893,483	—
Impairment - goodwill	2,435,298	—
Litigation settlement	250,000	—
Professional and consulting fees	1,080,011	681,135
Total operating expenses	12,799,905	5,118,711
Loss from operations	(11,273,599)	(4,911,696)
Other expense	16,858	3,345
Loss before income tax/benefit from income taxes	(11,290,457)	(4,915,041)
(Income tax)/benefit from income taxes	(688,106)	755,647
Net loss	$(11,978,563)	$(4,159,394)

Net loss per share, basic and diluted	$(1.12)	$(0.75)
Weighted average shares used to compute net loss per share, basic and diluted	10,679,898	5,520,801

The accompanying notes are an integral part of these consolidated financial statements.

Alliance MMA, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2015	—	$—	5,289,136	$5,289	$—	$(386,456)	$(381,167)
Issuance of common stock related to IPO, net	—	—	2,222,308	2,222	8,898,966	—	8,901,188
Issuance of common stock related to acquisition of Initial Business Units and Acquired Assets	—	—	1,377,531	1,378	6,197,511	—	6,198,889
Issuance of common stock related to acquisition of Iron Tiger Fight Series	—	—	133,333	133	506,532	—	506,665
Stock based compensation related to employee stock option grant	—	—	—	—	50,573	—	50,573
Stock based compensation related to common stock issued to non-employees by an affiliate	—	—	—	—	2,595,000	—	2,595,000
Net loss	—	—	—	—	—	(4,159,394)	(4,159,394)
Balance—December 31, 2016	—	$—	9,022,308	$9,022	$18,248,582	$(4,545,850)	$13,711,754
Stock based compensation related to employee stock option grants	—	—	—	—	548,597	—	548,597
Issuance of common stock and warrant related to acquisition of SuckerPunch	—	—	307,487	307	1,328,540	—	1,328,847
Issuance of common stock related to acquisition of Fight Time Promotions	—	—	74,667	75	287,393	—	287,468
Stock based compensation related to warrant issued for consulting services	—	—	—	—	169,401	—	169,401
Issuance of common stock related to acquisition of National Fighting Championships	—	—	273,304	273	365,954	—	366,227
Issuance of common stock related to acquisition of Fight Club OC	—	—	693,000	693	810,117	—	810,810
Issuance of common stock related to acquisition of Sheffield video library	—	—	5,556	6	8,494	—	8,500
Stock based compensation related to common stock issued for consulting services	—	—	150,000	150	148,350	—	148,500
Issuance of common stock units and warrants related to private placement	—	—	1,868,761	1,869	2,010,631	—	2,012,500
Issuance of common stock related to acquisition of Victory Fighting Championship	—	—	267,891	268	642,670	—	642,938
Stock based compensation related to option award for consulting services	—	—	—	—	77,500	—	77,500
Net loss	—	—	—	—	—	(11,978,563)	(11,978,563)
Balance—December 31, 2017	—	$—	12,662,974	$12,663	$24,646,229	$(16,524,413)	$8,134,479

The accompanying notes are an integral part of these consolidated financial statements.

Alliance MMA, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,978,563)	$(4,159,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	149,583	12,950
Impairment of intangible assets and goodwill	3,328,781	—
Amortization of acquired intangibles	680,535	384,487
Stock-based compensation	943,998	2,645,573
Deferred income taxes	680,443	(755,647)
Changes in operating assets and liabilities:
Accounts receivable	(185,157)	28,251
Prepaid and other assets	63,602	(130,749)
Deferred offering cost	—	25,000
Accounts payable and accrued liabilities	746,136	(68,615)
Net cash used in operating activities	(5,570,642)	(2,018,144)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Victory Fighting Championship	(180,000)	—
Purchase of Fight Club OC	(48,900)	—
Purchase of National Fighting Championship	(140,000)	—
Purchase of Fight Time Promotions	(84,000)	—
Purchase of SuckerPunch	(357,500)	—
Purchase of Sheffield Video Library	(25,000)	—
Purchase of Iron Tiger Fight Series	—	(148,284)
Purchase of CFFC, HFC, Shogun, V3, Cagetix, GFL, Hoss and Louis Neglia assets	—	(1,521,236)
Purchase of Alliance MMA brand	—	(70,000)
Purchase of fixed assets	(236,734)	(111,601)
Net cash used in investing activities	(1,072,134)	(1,851,121)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	2,012,500	—
Proceeds from note payable	300,000	—
Proceeds from note payable – related party	—	523,550
Repayments of note payable – related party	—	(877,000)
Net proceeds from IPO	—	8,901,188
Net cash provided by financing activities	2,312,500	8,547,738
NET (DECREASE)/INCREASE IN CASH	(4,330,276)	4,678,473
CASH — BEGINNING OF PERIOD	4,678,473	—
CASH — END OF PERIOD	$348,197	$4,678,473

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$34,014
Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in conjunction with acquisition of Victory Fighting Championship	$642,938	$—
Stock issued in conjunction with acquisition of Fight Club OC	810,810	—
Stock issued in conjunction with acquisition of National Fighting Championships	366,227	—
Stock issued in conjunction with acquisition of Fight Time Promotions	287,468	—
Stock issued in conjunction with acquisition of SuckerPunch	1,328,847	—
Stock issued in conjunction with acquisition of Sheffield Video Library	8,500	—
Stock issued in conjunction with Iron Tiger Fight Series	—	506,665
Stock issued in conjunction with acquisition of CFFC, HFC, COGA, Shogun, V3, Cagetix, and GFL	—	6,198,889

The accompanying notes are an integral part of these consolidated financial statements.

Alliance MMA, Inc.

Notes to Financial Statements

Note 1. Description of Business and Basis of Presentation

Nature of Business

Alliance MMA, Inc. (“Alliance” or the “Company”) is a sports media company combining premier regional mixed martial arts (“MMA”) promotions with event ticketing and fighter management services. Alliance was formed in Delaware in February 2015.

Alliance completed the first tranche of its initial public offering on September 30, 2016, and completed the offering in October 2016. The Company continues to execute its roll-up strategy and has acquired the businesses of additional regional MMA promotions, an MMA ticketing platform, and a fighter management company to form the operations of Alliance. As of December 31, 2017, the Company operates the following businesses:

Promotions

•	CFFC Promotions (“CFFC”);
•	Hoosier Fight Club (“HFC”);
•	COmbat GAmes MMA (“COGA”);
•	Shogun Fights (“Shogun”);
•	V3 Fights (“V3”);
•	Iron Tiger Fight Series (“IT Fight Series” or “ITFS”);
•	Fight Time Promotions (“Fight Time”);
•	National Fighting Championships (“NFC”);
•	Fight Club Orange County (“FCOC” or “Fight Club OC”); and
•	Victory Fighting Championship (“Victory”).

Ticketing

•	CageTix (“CageTix”).

Sports Management

•	Roundtable Creative, Inc. d/b/a SuckerPunch Entertainment (“SuckerPunch”).

As an adjunct to the promotion business, Alliance provides video, distribution and archiving through its acquisition of Go Fight Net, Inc., doing business as Alliance Sports Media (“GFL” or “ASM”). Alliance also has acquired all rights in the existing MMA and kickboxing video libraries of Louis Neglia’s Martial Arts Karate, Inc. (“Louis Neglia”) related to the Louis Neglia’s Ring of Combat and Louis Neglia’s Kickboxing events and shows, a right of first refusal to acquire the rights to all future Louis Neglia MMA and kickboxing events, the MMA video library of Hoss Promotions, LLC related to certain CFFC events and the MMA video library of Sheffield Recordings Limited related to certain Shogun events.

Alliance MMA, Inc.

Notes to Financial Statements

For accounting and reporting purposes, Alliance has been identified as the accounting acquirer of CFFC, HFC, COGA, Shogun, V3, Cagetix and GFL and each has been identified as an accounting co-predecessor to the Company.

Liquidity and Going Concern

The Company’s primary need for liquidity is to fund the working capital needs of the business, planned capital expenditures, potential acquisitions, and general corporate purposes. The Company has incurred losses and experienced negative operating cash flows since the inception of operations in October 2016.

Since completing the IPO in October 2016, the Company has focused primarily on building out a domestic MMA platform, expanding the existing media library of live MMA events, and developing a professional corporate infrastructure to support long-term goals.

In August 2017, the Company completed a capital raise of $1.5 million through the placement of 1.5 million units, which consist of one share of common stock and a warrant to purchase one share of common stock. In October and November 2017, we completed a capital raise of approximately $500,000 through the placement of 390,000 units, which consist of one share of common stock and a warrant to purchase common stock. In January 2018, we completed a capital raise of $2,150,000 gross through the placement of 2,150,000 units, which consist of one common share and .90 of a warrant to purchase common stock, totaling 1,935,000 warrants.

Management continually holds discussions with prospective sponsors and expects sponsorship revenue to increase during 2018.

Additionally, management is in discussions with national and regional casinos to promote MMA events that are anticipated to produce better margins through a reduction in event costs.

Many challenges are associated with successfully executing our business plan. The Company has an accumulated deficit of approximately $16.5 million and historical operating results indicating there is substantial doubt with respect to our ability to continue as a going concern of at least one year from the date of this report. Unless the Company can generate sufficient revenue to cover operating costs, it will need to continue to raise capital by selling shares of common stock or by borrowing funds. Management cannot provide any assurances that the Company will generate sufficient revenue to continue as a going concern or, if it chooses to raise capital, that it will be successful in doing so on commercially reasonable terms or at all.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Alliance MMA, Inc. and its wholly-owned subsidiary, Go Fight Net, Inc. and SuckerPunch Holdings, Inc. Acquisitions are included in the consolidated financial statements from the date of the acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Alliance MMA, Inc.

Notes to Financial Statements

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, range of possible outcomes of acquisition earn-out accruals, the assessment of useful lives and the recoverability of property and equipment, the valuation and recognition of stock-based compensation expense, loss contingencies, and income taxes. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Amounts in excess of the FDIC insured limit was $0.1 million and $4.2 million for the year ended December 31, 2017 and 2016, respectively.

Fair Value of Financial Instruments

Management applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Management defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, management considers the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 - Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability.

Loss Contingencies

We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in the notes to the consolidated financial statements. We review the developments in our contingencies that could affect the amount of the provisions that has been previously recorded, and the matters and related possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount.

Legal costs associated with loss contingencies are accrued based upon legal expenses due at the end of the reporting period.

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

At December 31, 2017 and 2016, the allowance was zero.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the related assets’ estimated useful lives:

Promotion equipment	2 to 3 years
Production equipment	2 to 3 years
Equipment, furniture and other	2 to 3 years
Leasehold improvements	lesser of related lease term or 5 years

Expenditures that materially increase asset life are capitalized, while ordinary maintenance and repairs are expensed as incurred. The Company capitalizes the costs of purchased software licenses and consulting costs to implement the software for internal use. These costs are included in the caption “equipment, furniture and other” in the consolidated balance sheets. Depreciation expense is included in the caption “general and administrative expense” in the consolidated statements of operations.

Revenue Recognition

Promotion Revenue

The Company records revenue from ticket sales and sponsorships upon the successful completion of the related event, at which time services have been deemed rendered, the sales price is fixed and determinable and collectability is reasonably assured. Customer deposits consist of amounts received from the customer for event and entertainment services to be provided in the future, typically less than 12 months. The Company receives these funds and recognizes them as a liability until the services are provided and revenue can be recognized.

The Company produces live MMA content from our events which is offered on a pay per view (“PPV”) basis. The Company records revenue on PPV transactions upon receipt of payment from credit processing partners. The Company charges viewers a fee per PPV purchase transaction for entitling a viewer to watch the desired video. The Company generates revenues from video production services, and recognizes this revenue upon completion of the video production project.

Ticket Service Revenue

The Company acts as an agent for ticket sales for promoters and records revenue upon receipt of cash from the credit card companies and accrues for approved credit card transactions which have not been deposited into our bank account. The Company charges a fee per transaction for collecting the cash on ticket sales and remits the remaining net amount to the promoter upon completion of the event or request from the promoter. The Company’s fee is non-refundable and is recognized immediately as it is not tied to the completion of the event. The Company recognizes revenue upon receipt from the credit card companies and for approved transactions pending deposit due to the following: the fee is fixed and determined and the service of collecting the cash for the promoter has been rendered and collection has occurred.

Fighter Commission Revenue

The Company records fighter commission revenue upon the completion of the contracted athlete’s related event including sponsor support, at which time the fighter’s services have been deemed rendered, the contractual amount due to the fighter is known and the commission due to the Company related to these activities is fixed and determinable and collectability is reasonably assured.

Alliance MMA, Inc.

Notes to Financial Statements

Business Combinations

The Company includes the results of operations of the businesses that it has acquired in its consolidated results as of the respective dates of acquisition.

The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired businesses and Alliance as well as the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. The fair value of contingent consideration associated with acquisitions is remeasured each reporting period and adjusted accordingly. Acquisition and integration related costs are recognized separately from the business combination and are expensed as incurred.

We allocate goodwill to the reporting units of the business that are expected to benefit from the business combination.

For additional information regarding the Company's acquisitions, refer to "Note 4–Business Combinations."

Goodwill and Purchased Identified Intangible Assets

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Goodwill also includes acquired assembled workforce, which does not qualify as an identifiable intangible asset. The Company reviews impairment of goodwill annually in the fourth quarter, or more frequently if events or circumstances indicate that the goodwill might be impaired. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary. If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company proceeds to perform the quantitative goodwill impairment test. The Company first determines the fair value of a reporting unit using weighted results derived from an income approach and a market approach. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future revenue growth rates, new product and technology introductions, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. The market approach estimates the fair value of the Company’s equity by utilizing the market comparable method which is based on revenue multiples from comparable companies in similar lines of business. The Company then compares the derived fair value of a reporting unit with its carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

During the year ended December 31, 2017, the Company recorded a goodwill impairment charge within the promotion segment of $2.4 million.

Purchased Identified Intangible Assets

Identified finite-lived intangible assets consist of acquired video library intellectual property, venue contracts/relationships, ticketing software, tradename, fighter contracts, promoter relationships and sponsor relationships resulting from business combinations. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to ten years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. The Company evaluates the carrying value of indefinite-lived intangible assets on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value. For further discussion of goodwill and identified intangible assets, see “Note 5–Goodwill and Purchased Identified Intangible Assets.”

During the year ended December 31, 2017, the Company recorded an impairment charge of $893,000 related to the impairment of certain video library, venue contracts, and trade name intangible assets.

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

Advertising Costs

Advertising costs, which are expensed as incurred, totaled approximately $161,317 and $20,720 for the years ended December 31, 2017 and 2016.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with the authoritative guidance on share-based payments. Under the provisions of the guidance, stock-based compensation expense is measured at the grant date based on the fair value of the option or warrant using a Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of the Company’s stock awards for non-employees is estimated based on the fair market value on each vesting date, accounted for under the variable-accounting method.

The authoritative guidance on share-based payments also requires that the Company measure and recognize stock-based compensation expense upon modification of the term of the stock award. The stock-based compensation expense for such modification is the sum of any unamortized expense of the award before modification and the modification expense. The modification expense is the incremental amount of the fair value of the award before the modification and the fair value of the award after the modification, measured on the date of modification. In the case when the modification results in a longer requisite period than in the original award, the Company has elected to apply the pool method where the aggregate of the unamortized expense and the modification expense is amortized over the new requisite period on a straight-line basis. In addition, any forfeiture will be based on the original requisite period prior to the modification.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on the life of the underlying award. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the statements of operations and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period. See “Note 8–Stockholders’ Equity” for additional detail.

Segments

Beginning in the fourth quarter of 2017, the Company began reporting its financial results within three reportable segments: (1) Promotions, (2) Ticket Services and (3) Athlete Management. There are certain corporate overhead costs that are not allocated to these reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments. The Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) as defined by the authoritative guidance on segment reporting. The Promotion segment includes all the acquired promotion businesses, video library assets and the video production activities of ASM. The Promotion segment promotes our live MMA events and produces live, PPV, and video on demand content. The Ticket Services segment includes the ticketing services business of CageTix. The Ticketing Services segment provides event ticket services to third parties and AMMA promotions. The Athlete Management Segment includes the acquired athlete management business of SuckerPunch, which provides athlete management services to professional MMA fighters.

The following table sets forth the Company’s segment revenue, operating expenses and operating (loss) for the year ended December 31, 2017.

Year Ended December 31, 2017	Promotion	Ticket Service	Athlete Management	Corporate	Total
Revenue	$3,026,148	$221,183	$934,043	$36,330	$4,217,704
Operating expenses	8,854,001	333,584	1,041,002	5,262,716	15,491,303
Operating loss	$(5,827,853)	$(112,401)	$(106,959)	$(5,226,386)	$(11,273,599)

The Company allocated goodwill to the segments as follows: $6,876,230 Promotion, $1,522,605 Athlete Management. During the year ended December 31, 2017, the Company recorded a goodwill impairment change within the Promotion segment of $2,435,298. As a result, goodwill allocated to the Promotion, net of impairment, totaled $4,440,932.

Revenue is derived from customers within the United States and it is expected to continue to be a significant portion of revenue in future periods. Operating segments do not record inter-segment revenue.

As of December 31, 2017, all assets were held in the United States. The CODM does not evaluate operating segments using discrete asset information and we do not identify or allocate assets by operating segments.

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

F-9

Alliance MMA, Inc.

Notes to Financial Statements

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We will adopt the new standard effective January 1, 2018, using the modified retrospective transition method. We finalized our analysis and the adoption of this guidance will not have a material impact on our consolidated financial statements and our internal controls over financial reporting.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We will adopt the new standard effective January 1, 2019. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in “Note 7 — Commitments and Contingencies”, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We will adopt the new standard effective January 1, 2018, using the retrospective transition approach for all periods presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We will adopt the new standard effective January 1, 2018, on a prospective basis and do not expect the standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09) which provides guidance about which changes to the terms or conditions of a share-based payment awarded require an entity to apply modification accounting. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company intends to adopt the standard prospectively after the effective date and does not expect adoption of this standard will have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260); Distinguishing form Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. Topic 815, Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. The amendments in Part I of this Update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-linked classified financial instruments, the amendments require entities that present earnings per share in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and a reduction of income available to common shareholders in basic earnings per share.

The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that are now presented as pending content in the Codification, to a scope exception. These amendments do not have an accounting effect.

The Company adopted the provisions of the update in its December 31, 2017 consolidated financial statements and elected the retrospective transition method.

In March 2018, the FASB updated the Income Taxes Topic of the Accounting Standards Codification. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

F-10

Alliance MMA, Inc.

Notes to Financial Statements

Note 3. Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2017	2016
Promotion equipment	$83,185	$31,393
Production equipment	115,209	61,209
Equipment, furniture and other	223,602	42,660
Total property and equipment	421,996	135,262
Less accumulated depreciation and amortization	(162,533)	(12,950)
Total property and equipment, net	$259,463	$122,312

Depreciation and amortization expense for the years ended December 31, 2017 and December 31, 2016 amounted to $149,583, and $12,950, respectively.

Note 4. Business Combinations

During the years ended December 31, 2017 and 2016, we completed several business acquisitions. We have included the financial results of these business acquisitions in our consolidated financial statements from their respective dates of acquisition and pro forma financial information of the Company as if the acquisition occurred January 1, 2016, respectively. Goodwill generated from all business acquisitions completed during the years ended December 31, 2017 and 2016 were primarily attributable to expected synergies from future growth and potential monetization opportunities.

All acquisitions have been accounted for as business acquisitions, under the acquisition method of accounting.

In connection with respective asset purchase agreements, the Company entered into trademark license agreements, other than CageTix whose trademark was purchased, to license the trademark used by the underlying MMA business.

The Company completed the following acquisitions during the year December 31, 2017:

SuckerPunch

On January 4, 2017, Alliance MMA acquired the stock of Roundtable Creative, Inc., a Virginia corporation d/b/a SuckerPunch Entertainment, a leading fighter management and marketing company, for an aggregate purchase price of $1,686,347, of which $357,500 was paid in cash and $1,146,927 was paid with the issuance of 307,487 shares of Alliance MMA common stock valued at $3.73 per share, the fair value of Alliance MMA common stock on January 4, 2017 and $181,920 was paid with the issuance of a warrant to acquire 93,583 shares of the Company’s common stock.

Fight Time

On January 18, 2017, Alliance MMA acquired the mixed martial arts promotion business of Fight Time Promotions, LLC (“Fight Time”) for an aggregate consideration of $371,468, of which $84,000 was paid in cash and $287,468 was paid with the issuance of 74,667 shares of the Alliance MMA’s common stock valued at $3.85 per share, the fair value of Alliance MMA common stock on January 18, 2017.

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

Fight Club Orange County

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

F-11

Alliance MMA, Inc.

Notes to Financial Statements

Final Purchase Allocation – SuckerPunch

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

The following table reflects the final allocation of the purchase price for SuckerPunch to identifiable assets, intangible assets, goodwill and identifiable liabilities:

	Preliminary Fair Value	Measurement Period Adjustments	Final Fair Value
Cash	$—	$—	$—
Accounts receivable, net	—	—	—
Intangible assets	1,525,584	(1,315,584)	210,000
Goodwill	160,763	1,361,842	1,522,605
Total identifiable assets	$1,686,347	$46,258	$1,732,605
Total identifiable liabilities	—	(46,258)	(46,258)
Total purchase price	$1,686,347	$—	$1,686,347

Revenue from the acquisition of SuckerPunch totaled $934,000 in 2017.

Final Purchase Allocation – Fight Time Promotions

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

The following table reflects the final allocation of the purchase price for the business of Fight Time to identifiable assets, intangible assets, goodwill and identifiable liabilities:

	Preliminary Fair Value	Measurement Period Adjustments	Final Fair Value
Cash	$—	$—	$—
Accounts receivable	—	—	—
Intangible assets	48,867	91,133	140,000
Goodwill	322,601	(91,133)	231,468
Total identifiable assets	$371,468	$—	$371,468
Total identifiable liabilities	—	—	—
Total purchase price	$371,468	$—	$371,468

Revenue from the acquisition of Fight Time totaled $121,000 in 2017.

F-12

Alliance MMA, Inc.

Notes to Financial Statements

Final Purchase Allocation – National Fighting Championships

As consideration for the acquisition of the MMA promotion business of NFC, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
NFC	$140,000	273,304	$506,227

In connection with the business acquisition, 81,991 shares of the 273,304 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of NFC post-closing. Accordingly, in the event the gross profit of NFC is less than $100,000 during the 12-month period following the acquisition, all 81,991 shares held in escrow will be forfeited.

The following table reflects the final allocation of the purchase price for the business of NFC to identifiable assets, intangible assets, goodwill and identifiable liabilities:

	Preliminary Fair Value	Measurement Period Adjustments	Final Fair Value
Cash	$—	$—	$—
Accounts receivable	—	—	—
Fixed assets	20,000	—	20,000
Intangible assets	120,000	60,000	180,000
Goodwill	366,227	(60,000)	306,227
Total identifiable assets	$506,227	$—	$506,227
Total identifiable liabilities	—	—	—
Total purchase price	$506,227	$—	$506,227

Revenue from the acquisition of NFC totaled $205,000 in 2017.

Final Purchase Allocation – Fight Club OC

As consideration for the acquisition of the MMA promotion business of Fight Club OC, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
Fight Club OC	$207,900	693,000	$1,018,710

In connection with the business acquisition, 258,818 shares of the 693,000 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of Fight Club OC post-closing. Accordingly, in the event the gross profit of Fight Club OC is less than $148,500 during the 12-month period following the acquisition, all 258,818 shares held in escrow will be forfeited. Among the assets purchased is a cash balance of $159,000 related to customer deposits on ticket sales for future 2017 MMA promotion events.

The following table reflects the final allocation of the purchase price for the business of the Fight Club OC to identifiable assets, intangible assets, goodwill and identifiable liabilities, and preliminary pro forma intangible assets and goodwill:

	Preliminary Fair Value	Measurement Period Adjustments	Final Fair Value
Cash	$159,000	$—	$159,000
Accounts receivable	—	—	—
Intangible assets	500,000	(230,000)	270,000
Goodwill	518,710	230,000	748,710
Total identifiable assets	$1,177,710	$—	$1,177,710
Total identifiable liabilities	(159,000)	—	(159,000)
Total purchase price	$1,018,710	$—	$1,018,710

Revenue from the acquisition of Fight Club OC totaled $399,000 in 2017.

Final Purchase Allocation – Victory Fighting Championship

As consideration for the acquisition of the MMA promotion business of Victory, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
Victory Fighting Championship	$180,000	267,891	$822,938

In connection with the business acquisition, 121,699 shares of the 267,891 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of Victory post-closing. Accordingly, in the event the gross profit of Victory is less than $140,000 during the 12-month period following the acquisition, all 121,699 shares held in escrow will be forfeited. Additionally, 146,192 shares were placed into a separate escrow to indemnify the Company for potential additional expenses incurred by Victory prior to the acquisition and to cover any uncollectible accounts receivable.

The following table reflects the final allocation of the purchase price for the business of Victory to identifiable assets, intangible assets, goodwill and identifiable liabilities:

	Preliminary Fair Value	Measurement Period Adjustments	Final Fair Value
Cash	$—	$—	$—
Accounts receivable	32,180	—	32,180
Fixed assets	30,000	—	30,000
Intangible assets	600,000	(310,000)	290,000
Goodwill	268,167	310,000	578,167
Total identifiable assets	$930,347	$—	$930,347
Total identifiable liabilities	(107,409)	—	(107,409)
Total purchase price	$822,938	$—	$822,938

Revenue from the acquisition of Victory totaled $139,000 in 2017.

The Company completed the following acquisitions during the year December 31, 2016:

CFFC

On September 30, 2016 Alliance MMA acquired the mixed martial arts promotion business of CFFC Promotions, LLC d/b/a Cage Fury Fighting Championship for an aggregate consideration of $2,350,000, of which $235,000 was paid in cash and $2,115,000 was paid with the issuance of 470,000 shares of Alliance MMA stock valued at $4.50 per share, the fair value of Alliance MMA stock on September 30, 2016.

Hoosier Fight Club

On September 30, 2016 Alliance MMA acquired the mixed martial arts promotion business of Hoosier Fight Club Promotions, LLC d/b/a Hoosier Fight Club for an aggregate consideration of $600,000, of which $120,000 was paid in cash and $480,000 was paid with the issuance of 106,667 shares of Alliance MMA stock valued at $4.50 per share, the fair value of Alliance MMA stock on September 30, 2016.

Combat Games MMA

On September 30, 2016 Alliance MMA acquired the mixed martial arts promotion business of Punch Drunk, Inc., also known as - Combat Games MMA for an aggregate consideration of $420,000, of which $80,000 was paid in cash and $340,000 was paid with the issuance of 75,556 shares of Alliance MMA stock valued at $4.50 per share, the fair value of Alliance MMA stock on September 30, 2016.

Shogun Fights

On September 30, 2016 Alliance MMA acquired the mixed martial arts promotion business of Bang Time Entertainment, LLC d/b/a Shogun Fights for an aggregate consideration of $750,000, of which $250,000 was paid in cash and $500,000 was paid with the issuance of 111,111 shares of Alliance MMA stock valued at $4.50 per share, the fair value of Alliance MMA stock on September 30, 2016.

Alliance MMA, Inc.

Notes to Financial Statements

V3

On September 30, 2016 Alliance MMA acquired the mixed martial arts business of V3, LLC for an aggregate consideration of $600,000, of which $100,000 was paid in cash and $500,000 was paid with the issuance of 111,111 shares of Alliance MMA stock valued at $4.50 per share, the fair value of Alliance MMA stock on September 30, 2016.

CageTix

On September 30, 2016 Alliance MMA acquired the ticketing business of CageTix LLC for an aggregate consideration of $325,000 of which $150,000 was paid in cash and $175,000 was paid with the issuance of 38,889 shares of Alliance MMA stock valued at $4.50 per share, the fair value of Alliance MMA stock on September 30, 2016.

GFL

On September 30, 2016 Alliance MMA acquired the production and video distribution business of Go Fight Net, Inc. for an aggregate consideration of $2,338,889, of which $450,000 was paid in cash and $1,888,889 was paid with the issuance of 419,753 shares of Alliance MMA stock valued at $4.50 per share, the fair value of Alliance MMA stock on September 30, 2016.

Iron Tiger Fight Series

On December 9, 2016 Alliance MMA acquired the mixed martial arts business of Ohio Fitness and Martial Arts, LLC d/b/a Iron Tiger Fight Series for an aggregate consideration of $656,665, of which $150,000 was paid in cash and $506,665 was paid with the issuance of 133,333 shares of Alliance MMA stock valued at $4.50 per share, the fair value of Alliance MMA stock on December 9, 2016.

Alliance MMA, Inc.

Notes to Financial Statements

Final Purchase Allocation – CFFC

As consideration for the acquisition of CFFC, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
CFFC	$235,000	470,000	$2,350,000

The following table reflects the final allocation of the purchase price for CFFC to identifiable assets, intangible assets, goodwill and identifiable liabilities:

	Preliminary Fair Value	Measurement Period Adjustments	Final Fair Value
Cash	$551	$—	$551
Accounts receivable, net	3,000	—	3,000
Fixed assets	4,448	—	4,448
Intangible assets	1,437,000	(607,000)	830,000
Goodwill	937,101	607,000	1,544,101
Total identifiable assets	$2,382,100	$—	$2,382,100
Total identifiable liabilities	(32,100)	—	(32,100)
Total purchase price	$2,350,000	$—	$2,350,000

Final Purchase Allocation – Hoosier Fight Club

As consideration for the acquisition of HFC, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
HFC	$120,000	106,667	$600,000

The following table reflects the final allocation of the purchase price for HFC to identifiable assets, intangible assets, goodwill and identifiable liabilities:

	Preliminary Fair Value	Measurement Period Adjustments	Final Fair Value
Cash	$11,194	$—	$11,194
Accounts receivable, net	1,096	—	1,096
Fixed assets	—	—	—
Intangible assets	617,880	(97,880)	520,000
Goodwill	—	97,880	97,880
Total identifiable assets	$630,170	$—	$630,170
Total identifiable liabilities	(30,170)	—	(30,170)
Total purchase price	$600,000	$—	$600,000

Alliance MMA, Inc.

Notes to Financial Statements

Final Purchase Allocation – Combat Games MMA

As consideration for the acquisition of COGA, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
COGA	$80,000	75,556	$420,000

The following table reflects the final allocation of the purchase price for COGA to identifiable assets, intangible assets, goodwill and identifiable liabilities:

	Preliminary Fair Value	Measurement Period Adjustments	Final Fair Value
Cash	$2,838	$—	$2,838
Accounts receivable, net	9,000	—	9,000
Fixed assets	6,039	—	6,039
Intangible assets	431,459	(91,459)	340,000
Goodwill	—	91,459	91,459
Total identifiable assets	$449,336	$—	$449,336
Total identifiable liabilities	(29,336)	—	(29,336)
Total purchase price	$420,000	$—	$420,000

Final Purchase Allocation – Shogun Fights

As consideration for the acquisition of Shogun, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
Shogun	$250,000	111,111	$750,000

The following table reflects the final allocation of the purchase price for Shogun to identifiable assets, intangible assets, goodwill and identifiable liabilities:

	Preliminary Fair Value	Measurement Period Adjustments	Final Fair Value
Cash	$13,131	$—	$13,131
Accounts receivable, net	20,603	—	20,603
Fixed assets	—	—	—
Intangible assets	52,500	497,500	550,000
Goodwill	692,951	(497,500)	195,451
Total identifiable assets	$779,185	$—	$779,185
Total identifiable liabilities	(29,185)	—	(29,185)
Total purchase price	$750,000	$—	$750,000

Alliance MMA, Inc.

Notes to Financial Statements

Final Purchase Allocation – V3

As consideration for the acquisition of V3, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
V3	$100,000	111,111	$600,000

The following table reflects the final allocation of the purchase price for V3 to identifiable assets, intangible assets, goodwill and identifiable liabilities:

	Preliminary Fair Value	Measurement Period Adjustments	Final Fair Value
Cash	$—	$—	$—
Accounts receivable, net	—	—	—
Fixed assets	—	—	—
Intangible assets	443,625	(133,625)	310,000
Goodwill	206,568	133,625	340,193
Total identifiable assets	$650,193	$—	$650,193
Total identifiable liabilities	(50,193)	—	(50,193)
Total purchase price	$600,000	$—	$600,000

Final Purchase Allocation – CageTix

As consideration for the acquisition of CageTix, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
CageTix	$150,000	38,889	$325,000

The following table reflects the final allocation of the purchase price for CageTix to identifiable assets, intangible assets, goodwill and identifiable liabilities:

	Preliminary Fair Value	Measurement Period Adjustments	Final Fair Value
Cash	$48,969	$—	$48,969
Accounts receivable, net	—	—	—
Fixed assets	—	—	—
Intangible assets	360,559	6,540	367,099
Goodwill	6,540	(6,540)	—
Total identifiable assets	$416,068	$—	$416,068
Total identifiable liabilities	(91,068)	—	(91,068)
Total purchase price	$325,000	$—	$325,000

Alliance MMA, Inc.

Notes to Financial Statements

Final Purchase Allocation – GFL

As consideration for the acquisition of GFL, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
GFL	$450,000	419,753	$2,338,889

The following table reflects the final allocation of purchase price for GFL to identifiable assets, intangible assets, goodwill and identifiable liabilities:

	Preliminary Fair Value	Measurement Period Adjustments	Final Fair Value
Cash	$42,081	$—	$42,081
Accounts receivable, net	900	—	900
Fixed assets	13,174	—	13,174
Intangible assets	2,041,677	(1,871,677)	170,000
Goodwill	1,034,911	1,168,919	2,203,830
Total identifiable assets	$3,132,743	$(702,758)	$2,429,985
Total identifiable liabilities	(793,854)	702,758	(91,096)
Total purchase price	$2,338,889	$—	$2,338,889

Final Purchase Allocation – ITFS

As consideration for the acquisition of ITFS, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
ITFS	$150,000	133,333	$656,665

The following table reflects the final allocation of purchase price for ITFS to identifiable assets, intangible assets, goodwill and identifiable liabilities:

	Preliminary Fair Value	Measurement Period Adjustments	Final Fair Value
Cash	$1,716	$—	$1,716
Accounts receivable, net	6,205	—	6,205
Fixed assets	—	—	—
Intangible assets	255,000	(145,000)	110,000
Goodwill	393,744	145,000	538,744
Total identifiable assets	$656,665	$—	$656,665
Total identifiable liabilities	—	—	—
Total purchase price	$656,665	$—	$656,665

Alliance MMA, Inc.

Notes to Financial Statements

Supplemental Pro Forma Information (Unaudited)

The following unaudited pro forma financial information assumes CFFC, HFC, COGA, Shogun, V3, IT Fight Series, CageTix, GFL, SuckerPunch, Fight Time, NFC, FCOC, Victory, and Alliance MMA were combined as of January 1, 2016 and includes the impact of purchase accounting. The unaudited pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2016, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below.

The following table presents the pro forma operating results as if the acquisitions had been included in the Company’s consolidated statements of operations as of January 1, 2016 (unaudited, in thousands):

	Revenue	Earnings (Loss)
Actual for the year ended December 31, 2016	$591	$(4,912)
Actual for the year ended December 31, 2017	$4,218	$(11,274)
Supplemental pro forma for the year ended December 31, 2016	$5,111	$(6,102)
Supplemental pro forma for the year ended December 31, 2017	$5,238	$(12,279)

(i)	Amortization of intangible assets. Intangible assets are amortized over their estimated useful lives. The estimated useful lives of acquired intangible assets are based upon the economic benefit expected to be received and the period during which we expect to receive that benefit. For the periods presented amortization expense was approximately $956,000.

Alliance MMA, Inc.

Notes to Financial Statements

Acquired Assets – Video Libraries

The Company also acquired the MMA video libraries of three regional promotions.

Sheffield Recordings Limited (“Sheffield”)

The Company acquired the exclusive rights to the Sheffield fight library for $25,000 in cash and 5,556 shares of Alliance MMA common stock valued at $8,500 in aggregate.

Hoss Promotions, LLC (“Hoss”)

An affiliate of CFFC, Hoss owned the intellectual property rights to approximately 30 MMA events promoted by CFFC. On September 30, 2016 the Company acquired the exclusive rights to the Hoss fighter library, which covers approximately 100 hours of video content for $300,000.

Ring of Combat, LLC (“Ring of Combat”)

On September 30, 2016, the Company acquired the exclusive rights to the Ring of Combat fight library, which includes professional and amateur MMA and kickboxing events and covers approximately 200 hours of video content for $155,000. The Company additionally secured the media rights to all future Ring of Combat promotions.

During the year ended December 31, 2017, the Company impaired all acquired video library intangible assets. See “Note 5 - Goodwill and Purchased Identifiable Intangible Assets” for more information.

Acquired Assets-Intellectual Property

Intellectual property consists of the following:

Alliance MMA Intellectual Property

In October 2016, the Company entered an Asset Purchase Agreement with Eric Del Fierro to acquire certain intellectual property rights to the Alliance MMA brand for $70,000.

Alliance MMA, Inc.

Notes to Financial Statements

Note 5. Goodwill and Purchased Identifiable Intangible Assets

Impairment

During the year ended December 31, 2017, the Company recorded a goodwill impairment charge of $2.4 million within the promotion segment in relation to the GFL and Fight Time reporting units. The impairment was identified as part of management’s review of impairment indicators during the fourth quarter. Accordingly, it was determined that the recoverable value of the reporting units was less than the carrying value and therefore, an impairment loss was recorded.

Additionally, the Company recorded a $893,000 impairment expense related to the write down of all video library intangible assets acquired to date, mainly in relation to the GFL acquisition as well as the venue relationship and trade name intangible assets associated with the acquisition of Fight Time.

Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 is as follows:

Balance as of December 31, 2015	$—
Goodwill acquired	2,516,168
Deferred tax	755,647
Balance as of December 31, 2016	$3,271,815
Goodwill acquired	3,490,552
Final purchase accounting - measurement period adjustments	1,636,468
Impairment	(2,435,298)
Balance as of December 31, 2017	$5,963,537

Intangible Assets

The change in the carrying amount of intangible assets for the year ended December 31, 2017 and 2016 is as follows:

Balance as of December 31, 2015	$—
Intangible assets acquired	6,164,700
Amortization	(384,487)
Balance as of December 31, 2016	$5,780,213
Intangible assets acquired	2,827,951
Final purchase accounting measurement period adjustment	(4,147,052)
Impairment of intangible assets	(1,298,500)
Accumulated amortization related to impaired intangible assets	405,017
Amortization	(680,535)
Balance as of December 31,2017	$2,887,094

Identified intangible assets consist of the following:

		December 31, 2017
Intangible assets	Useful Life	Gross Assets	Accumulated Amortization	Net
Video library	4 years	$—	$—	$—
Venue relationships	7 years	2,410,000	(363,767)	2,046,233
Ticketing software	3 years	90,000	(37,500)	52,500
Trademark and brand	3 years	610,000	(208,056)	401,944
Fighter contracts	3 years	140,000	(14,000)	126,000
Promoter relationships	6 years	277,099	(31,682)	245,417
Sponsor relationships		20,000	(5,000)	15,000
Total intangible assets, gross		$3,547,099	$(660,005)	$2,887,094

During the year ended December 31, 2017, the Company completed the final purchase accounting of all acquisitions, resulting in a reallocation of intangible assets and goodwill.

During the year ended December 31, 2017, the Company recorded impairment charges of approximately $800,000 related to all video library, and 93,000 related to the Fight Time venue relationship and trade name intangible assets.

		December 31, 2016
Intangible assets	Useful Life	Gross Assets	Accumulated Amortization	Net
Video library	4 years	$3,512,741	$(181,824)	$3,330,917
Venue relationships	7 years	1,966,400	(163,867)	1,802,533
Ticketing software	3 years	360,559	(30,047)	330,512
Trademark and brand	3 years	325,000	(8,749)	316,251
Fighter contracts	3 years	—	—	—
Promoter relationships	6 years	—	—	—
Total intangible assets, gross		$6,164,700	$(384,487)	$5,780,213

Amortization expense for the years ended December 31, 2017 and 2016, was $680,535 and $384,487, respectively.

As of December 31, 2017, estimated amortization expense for the unamortized acquired intangible assets over the next five years and thereafter is as follows:

2018	$647,257
2019	609,119
2020	441,897
2021	409,952
2022	397,036
Thereafter	381,833
$2,887,094

Alliance MMA, Inc.

Notes to Financial Statements

Note 6. Debt

Note Payable

In December 2017, the Company entered into a promissory note with an individual for $300,000 of borrowings for operating capital leading up to our public offering in January 2018. The note had a maturity of 30 days and was paid in full at maturity in January 2018 including interest of $45,000. The note was personally guaranteed by Joseph Gamberale, one of our board members.

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

In May 2016, the loan agreement was amended to permit up to $600,000 of aggregate borrowings for startup expenses.

In July 2016, the loan agreement was amended to permit up to $1,000,000 of aggregate borrowings for startup expenses.

Upon the completion of the IPO on September 30, 2016, a portion of the proceeds were utilized to pay the balance of all amounts due under the loan, or $877,000. As of December 31, 2017 and December 31, 2016, the outstanding borrowings under the loan were $0 and $0, respectively. The loan bore interest at 6% per annum and matured on the earlier of the closing of the IPO, or January 1, 2017.

Note 7. Commitments and Contingencies

Operating Leases

The Company does not own any real property. The Company’s principal executive offices are located at an office complex in New York, New York, which includes approximately twenty thousand square feet of shared office space and services that we are leasing.  The lease had an original one-year term that commenced on December 1, 2015, which was renewed until November 30, 2018. The lease allows for the limited use of private offices, conference rooms, mail handling, videoconferencing, and certain other business services.

In November 2016, the Company entered a sublease agreement for office and video production space in Cherry Hill, New Jersey. The lease expires on June 30, 2019.

With the acquisition of FCOC, the Company assumed a lease for office space in Orange County, California. The lease expires in September 2018.

Each of the acquired business operate from home offices or shared office space arrangements.

Rent expense was $124,629 and $10,389 for the year ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the aggregate minimum lease payments for the years ending December 31, 2018 and 2019 were:

Lease Obligation
2018	$151,296
2019	66,990
$218,286

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

In April and May 2017, two purported securities class action complaints—Shapiro v. Alliance MMA, Inc., No. 1:17-cv-2583 (D.N.J.), and Shulman v. Alliance MMA, Inc., No. 1:17-cv-3282 (S.D.N.Y.)—were filed against the Company and certain of its officers in the United States District Court for the District of New Jersey and the United States District Court for the Southern District of New York, respectively. The complaints alleged that the defendants violated certain provisions of the federal securities laws, and purported to seek damages in an amount to be alleged on behalf of a class of shareholders who purchased the Company’s common stock pursuant or traceable to the Company’s initial public offering. In July 2017, the plaintiffs in the New York action voluntarily dismissed their claim and, on March 8, 2018, the parties reached a settlement to the New Jersey action in which the insurance carrier for our directors and officers liability insurance policy has agreed to cover Alliance’s financial obligations under the settlement arrangement, less a deductible of $250,000.

Earn Out

Management evaluated the financial performance of CFFC, COGA, HFC, Shogun, V3, CageTix, and SuckerPunch in 2017 compared to the earn out thresholds as described in the respective Asset Purchase Agreements. Based upon management’s estimates, the Company recorded an earn out liability during 2017 of approximately $310,000 related to Shogun’s financial results. This estimated amount is subject to revisions as provided in the related Asset Purchase Agreement.

Subsequent to year end, the company determined the target earn out threshold of IT Fight Series, SuckerPunch and Fight Time were not met and as a result management anticipates the shares issued in conjunction with the earn out to be returned to the Company, subject to the terms of the respective asset purchase agreements.

Alliance MMA, Inc.

Notes to Financial Statements

Note 8. Stockholders’ Equity

Common Stock Private Placements

In July 2017, the board of directors approved the issuance of up to $2.5 million of our common stock in one or more private placements.

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

In October and November 2017, the Company solicited subscription agreements from third parties for 390,000 units at $1.25 per unit. Each unit sold in the placement consists of one restricted share of AMMA common stock and a warrant to acquire one share of common stock at an exercise price of $1.75 per share.

Common Stock Grant

In February 2017, the Company entered a consulting arrangement with DC Consulting for management consulting services with a term of one year and included the grant of 150,000 shares subject to board of director approval. In July 2017, the Company issued the 150,000 restricted shares to DC Consulting under the arrangement and recognized stock-based compensation of approximately $148,000, the fair value of the shares on the date of issuance, in relation to the common stock grant.

Option Grants

In August 2016, the Company entered into an employment agreement with John Price as the Company’s Chief Financial Officer. In connection with Mr. Price’s employment he was awarded a stock option grant to acquire 200,000 shares of the Company’s common stock. The Stock option has a term of 10 years, an exercise price of $4.50, and a grant date fair value of $364,326, and vests one third of the shares on the one year anniversary of the grant date and one third annually thereafter.

Stock Option Plan

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

On May 15, 2017, the Company entered into an employment agreement with Ira Rainess as the Company’s EVP of Business Affairs. In connection with Mr. Rainess’ employment, in September 2017, he was awarded a stock option grant to acquire 100,000 shares of the Company’s common stock. The stock option has a term of 3 years, an exercise price of $1.30, and a grant date fair value of $53,306, and vests one half of the shares on the one year anniversary of the grant date and one half on the second anniversary. The Company determined the fair value of the stock option using the Black-Scholes model.

On December 17, 2017, the Company awarded Robert Mazzeo, the Company’s external General Counsel at that time, a stock option grant to acquire 125,000 shares of the Company’s common stock. The option has a term of three years, an exercise price of $1.50, and a grant date fair value of $77,500, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

Warrant Grants

On January 4, 2017, in connection with the acquisition of SuckerPunch, the Company entered an employment agreement with Bryan Hamper as Managing Director. Mr. Hamper was awarded a warrant to acquire 93,583 shares of the Company’s common stock. The warrant has a term of 5 years, an exercise price of $3.74, and a grant date fair value of $181,920, and was fully-vested upon grant and is included as a component of the SuckerPunch purchase price. The Company determined the fair value of the warrant using the Black-Scholes model.

Alliance MMA, Inc.

Notes to Financial Statements

On March 10, 2017, the Company entered into a service agreement with World Wide Holdings and issued a warrant to acquire 250,000 shares of the Company’s common stock. The warrant has an exercise price of $4.50, term of three years and vest in equal one third increments on April 1, July 1 and October 1, 2017. During the year ended December 31, 2017, the Company recognized stock-based compensation expense of $169,401.

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of December 31, 2017 are:

	Warrant Grants		Stock Option Grants
	Number of Shares Subject to Warrants	Weighted-Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted-Average Exercise Price Per Share
Balance at December 31, 2015	—	—	—	—
Granted	222,230	$7.43	200,000	$4.50
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance at December 31, 2016	222,230	$7.43	200,000	$4.50
Granted	2,017,344	2.00	525,000	2.64
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance at December 31, 2017	2,239,574	$2.54	725,000	$3.15
Exercisable at December 31, 2017	565,813	$5.53	358,333	$3.01

As of December 31, 2017 and 2016, the total unrecognized expense for unvested stock options, net of expected forfeitures, was approximately $564,184 and $313,753, respectively.

Stock-based compensation expense for the year ended December 31, 2017 and 2016 is as follows:

	Year Ended
	December 31, 2017	December 31, 2016
General and administrative expense	$943,998	$2,645,573

Stock-based compensation expense categorized by the equity components for the year ended December 31, 2017 and 2016 is as follows:

	Year Ended
	December 31, 2017	December 31, 2016
Employee stock options	$626,097	$50,573
Warrants	169,401	—
Common stock	148,500	2,595,000
	$943,998	$2,645,573

Alliance MMA, Inc.

Notes to Financial Statements

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Year Ended December 31,
	2017	2016
Net loss	$(11,978,563)	$(4,159,394)

Weighted-average common shares used in computing net loss per share, basic and diluted	10,679,989	5,520,801

Net loss per share, basic and diluted	$(1.12)	$(0.75)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of December 31,
	2017	2016
Stock options (exercise price - $1.30 to $4.50 per share)	725,000	200,000
Warrants (exercise price - $1.50 to $7.43 per share)	2,239,574	222,230
Total common stock equivalents	2,964,574	422,230

Note 10. Income Taxes

The components of Loss before benefit from income taxes for the years ended December 31, 2017 and 2016 are as follows:

	Years ended December 31,
	2017	2016
Domestic	$(11,290,457)	$(4,915,041)
Foreign	—	—
Loss before benefit from income taxes	$(11,290,457)	$(4,915,041)

The Company incurred income tax expense of $688,073 and income tax benefit $755,647 for the years ended December 31, 2017 and 2016, respectively. The income tax expense (benefit) for the year ended December 31, 2017 and 2016 includes the following:

	Year Ended December 31,
	2017	2016
Current income tax expense:
U.S. Federal	$—	$—
U.S. State	7,696	—
Total current	7,696	—

Deferred:
U.S. Federal	617,310	(647,889)
U.S. State	63,100	(107,758)
Total deferred	680,410	(755,647)

Total expense (benefit) from income taxes	$688,106	$(755,647)

Alliance MMA, Inc.

Notes to Financial Statements

The income tax expense (benefit) differs from those computed using the statutory federal tax rate of 34% due to the following:

	Year Ended December 31,
	2017	2016
Expected provision at statutory federal rate	$(3,838,755)	$(1,671,113)
State tax-net of federal benefit	70,763	(71,120)
Change in valuation allowance	2,161,264	915,172
IPO related costs	—	54,313
Rate change	1,434,079	—
Goodwill impairment	751,433	—
Other	109,290	17,101
	$688,074	$(755,647)

The effect of temporary differences that gave rise to significant portions of deferred tax assets as of December 31, 2017 and 2016, are as follows:

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$2,145,809	$456,551
Accruals	—	16,587
Share based compensation	272,645	19,913
Start-up costs	248,348	382,648
Fixed assets	8,206	—
Intangibles	370,681	—
Other	32	51
Gross deferred tax assets	3,045,721	875,750
Valuation allowance	(3,045,721)	(175,644)
Net deferred tax assets	—	700,106
Fixed assets	—	(9,352)
Intangibles	—	(690,754)
Other	(23,942)	—
Deferred tax liability	(23,942)	(700,106)
Net deferred tax liability	$(23,942)	$—

As of December 31, 2017, the Company has a federal net operating loss carry-forward of $7.8 million available to offset future taxable income. The Company has state loss carry-forwards of $6.9 million. Future utilization of net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These net operating loss carry-forwards have expiration dates starting in 2031 through 2037.

The valuation allowance as of December 31, 2017 was $3.0 million. The net change in valuation allowance for the year ended December 31, 2017 was an increase of $1.8 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2017.

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. For the year ended December 31, 2017, the Company recognized a provision for income tax of $0.7 million, of which $1.4 million was considered a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. The Company’s provisional estimate of $1.4 million relates to the impact of remeasuring the Company’s deferred tax balances to reflect the new tax rate.

Alliance MMA, Inc.

Notes to Financial Statements

Note 11. Related Party

Note Payable

In December 2017, leading up to our offering of units in January 2018, the Company entered into a short-term promissory note with an individual for $300,000 which was personally guaranteed by Joseph Gamberale, one of our board members.

Notes Payable – Related Party

In February 2015, the Company obtained a loan from Ivy Equity Investors, LLC, which is an affiliate of the Company’s founder and current board member, Mr. Gamberale, who at the time was the Company’s sole director. On September 30, 2016 the Company completed its initial public offering, and the outstanding balance of the loan, $877,000, was repaid to Ivy Equity Investors, LLC. See Note 6 Debt, for additional information.

Note 12. Subsequent Events

Stock Offering

On January 9, 2018, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC, acting as sole book-running manager (the “Underwriter”), for a public offering (the “Offering”) of a combination of 2,150,000 shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company, and 1,935,000 warrants to purchase 1,935,000 shares of Common Stock (the “Warrants”). Each share of Common Stock was sold in combination with a Warrant to purchase 0.90 shares of Common Stock. The Warrants have a five-year term and an exercise price of $1.10 per share. The Offering price was $1.00 per share of Common Stock and related Warrant and the Underwriter has agreed to purchase the shares of Common Stock and related Warrants from the Company at a 7.0% discount to the Offering price. In addition, the Company granted to the Underwriter a 45-day option to purchase up to an additional 322,500 shares of Common Stock and/or 290,250 Warrants to purchase 290,250 shares of Common Stock at the same price to cover over-allotments, if any. The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriter, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions.

The gross proceeds to the Company from the Offering were approximately $2,150,000 before underwriting discounts and commissions and other estimated offering expenses.

The Offering was made pursuant to an effective shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on December 1, 2017 and a prospectus supplement, dated January 9, 2018, together with the accompanying base prospectus.

Management Change

On February 7, 2018, Alliance MMA announced that its Chief Executive Officer, Paul K. Danner III, resigned as an officer of the Company, effective immediately. Mr. Danner will stay on as Chairman of the Company’s Board of Directors through May 1, 2018. The Company also terminated the employment of the Company’s President, Robert Haydak, and its Chief Marketing Officer, James Byrne.

Robert L. Mazzeo will serve as the Company’s acting Chief Executive Officer effective immediately. Mr. Mazzeo, age 64, has served as the Company’s corporate counsel since 2016. Mr. Mazzeo was a partner in the law firm of Mazzeo Song P.C. from 2005 through February 2018, where his practice is primarily involved in securities transactions and mergers and acquisitions. Mr. Mazzeo has also served as Chief Executive Officer of Enclave Capital LLC, a brokerage and investment banking firm registered with the Securities and Exchange Commission. Mr. Mazzeo is a graduate of Brown University and Yale Law School.

The terms of Mr. Mazzeo’s compensation have not yet been determined.

February 15, 2018, Alliance MMA announced it appointed Ira S. Rainess as the Company’s President.

Mr. Rainess, age 51, has served as the Company’s Executive Vice President, Business Affairs since May 2017 and, prior to that, acted as a consultant to the Company. Mr. Rainess has served as the head of the Sports & Entertainment Law practice at Silverman, Thompson, Slutkin & White for the past 13 years. A member of the Maryland Bar, he is a graduate of the University of Maryland’s Robert H. Smith School of Business and the University of Baltimore School of Law.

The terms of Mr. Rainess’s compensation have not yet been determined.

NASDAQ Notice

On February 22, 2018, Alliance MMA received a letter (the “Notification Letter”) from The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share. Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company no longer meets the minimum bid price requirement.

The Notification Letter does not impact the Company’s listing on the Nasdaq Capital Market at this time. In accordance with Nasdaq Listing Rule 5810(c)(3) (A), the Company has been provided 180 calendar days, or until August 21, 2018, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the Company’s common stock must have a closing bid price of at least $1.00 for a minimum of 10 consecutive business days. In the event the Company does not regain compliance by August 21, 2018, the Company may be eligible for an additional period of 180 days within which to regain compliance.

Stock Option Award

In March 2018, the Board of Directors approved a stock option grant to Robert Mazzeo, CEO and Ira Rainess. Mr. Mazzeo’s award was for 250,000 options with an exercise price of $0.53 and vests upon grant. Mr. Rainess’ award was for 250,000 shares with an exercise price of $0.53 and vests upon grant.

Litigation Settlement

On March 8, 2018, Alliance MMA entered into a binding term sheet to settle a stockholder class action lawsuit initially filed in April 2017 against the Company, certain of its current and former officers and directors, and the underwriter in the Company’s initial public offering. The litigation is pending in the United States District Court for the District of New Jersey. Pursuant to the term sheet and subject to certain conditions, including the approval of the settlement terms by the District Court, the settling parties have agreed to submit a formal, binding stipulation of settlement to the District Court to resolve all claims brought against the defendants. The settlement will provide for a payment to the class of $1,550,000, of which the insurer will pay $1,520,000 and the underwriter in the IPO will contribute $30,000. The Company will be obligated to pay a deductible of $250,000, of which the Company has paid $137,761 in the form of legal fees and expenses incurred in connection with defending the lawsuit.

Note Payable-Related Party

On April 10, 2018, the Company borrowed a total of $300,000 from two of its board members, Joseph Gamberale and Joey Tracy, pursuant to promissory notes of $150,000, respectively. The notes bear interest at 12% annually and mature May 21, 2018. Joseph Gamberale personally guaranteed Mr. Tracy’s note.

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

Exhibit Number	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
3.2	Certificate of Correction to Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
4.1	Form of Selling Agent Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.1	Alliance MMA, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.2	Asset Purchase Agreement by and among Alliance MMA, Inc., CageTix LLC, and Jay Schneider dated February 23, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.3	Asset Purchase Agreement by and among Alliance MMA, Inc., CFFC Promotions, LLC, Robert J. Haydak, and Michael V. Constantino dated February 23, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.4	Asset Purchase Agreement by and between Alliance MMA, Inc., Punch Drunk, Inc., d/b/a Combat Games MMA, Joe DeRobbio and Jason Robinett dated February 23, 2016 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.5	Asset Purchase Agreement by and among Alliance MMA, Inc., Hoosier Fight Club Promotions, LLC, Danielle L. Vale and Paul Vale dated February 23, 2016 (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.6	Asset Purchase Agreement by and among Alliance MMA, Inc., Bang Time Entertainment, LLC, d/b/a Shogun Fights, and John Rallo dated March 18, 2016 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.7	Asset Purchase Agreement by and among Alliance MMA, Inc., V3, LLC, and Nick Harmeier dated February 23, 2016 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.8	Fight Library Copyright Purchase Agreement by and between Alliance MMA, Inc. and Louis Neglia’s Martial Arts Karate, Inc. dated September 15, 2015 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.9	Fight Library Copyright Purchase Agreement by and between Alliance MMA, Inc. and Hoss Promotions, Inc. dated February 23, 2016 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.10	Agreement and Plan of Merger by and among Alliance MMA, Inc., GFL Acquisition Co., Inc., Go Fight Net, Inc., and David Klarman dated March 1, 2016 (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.11	Executive Employment Agreement between Alliance MMA, Inc. and Paul K. Danner dated May 1, 2016 (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.12	Executive Employment Agreement between Alliance MMA, Inc. and John Price dated August 3, 2016 (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.13	Agreement by and between CFFC and Marina District Development Company, LLC d/b/a/ Borgata Hotel Casino & Spa dated October 8, 2014, as amended by Addendum dated November 4, 2015 (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.14	Programming Agreement by and between CSTV Networks, Inc., d/b/a CBS Sports Network and CFFC dated January 14, 2016 (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)

EX-1

10.15	Agreement by and between Blue Chip Casino, LLC and Hoosier Fight Club dated December 21, 2015 (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.16	Executive Employment Agreement between Alliance MMA, Inc. and Robert Haydak dated July 18, 2016 (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.17	Form of Lock-Up Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 30, 2016)
10.18	Executive Employment Agreement between Alliance MMA, Inc. and James Byrne dated February 1, 2017*
10.19	Advisory Services Agreement between Alliance MMA, Inc. and Jason Robinette dated October 24, 2016*
10.20	Asset Purchase Agreement between Alliance MMA, Inc., and Ohio Fitness and Martial Arts, LLC, d/b/a IT Fight Series, dated December 9, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on December 13, 2016)
10.21	Merger Agreement between and among Alliance MMA, Inc., Roundtable Creative Inc., d/b/a SuckerPunch Entertainment, and Brian Butler-Au, dated January 4, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed with the SEC on January 10, 2017)
10.22	Asset Purchase Agreement by and among Alliance MMA, Inc., Fight Time Promotions, LLC, and Karla Guadamuz-Davis, dated January 18, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on January 24, 2017)
10.23	Asset Purchase Agreement between Alliance MMA, Inc., and Undisputed Productions, LLC, a/k/a “National Fighting Championships”, “NFC”, dated May 2, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on May 4, 2017)
10.24	Asset Purchase Agreement between and among Alliance MMA, Inc., The Englebrecht Company, Inc., d/b/a Roy Englebrecht Promotions, and Roy Englebrecht, dated June 14, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on June 16, 2017)
10.25	Asset Purchase Agreement between and among Alliance MMA, Inc., Victory FC, Inc., Ryan Stoddard, and Daniel White, dated September 22, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on September 29, 2017)
21.1	Subsidiaries of the Registrant*
23.1	Consent of Friedman LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*
101	The following materials from Alliance MMA, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language):
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Document*

*	Filed herewith

EX-2