Form 10-Q
period 2018-03-31
Alliance MMA, Inc.
filed 2018-05-15
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of the registrant’s common stock outstanding at May 15, 2018: 14,862,974.

Alliance MMA

Form 10-Q

Cautionary Statement Regarding Forward-Looking Statements

 Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning Private Securities Litigation Reform Act of 1995, and of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Form 10-Q are forward-looking statements. These statements, among other things, relate to our business strategy, goals and expectations concerning our future operations, prospects, plans and objectives of management. The words “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, and similar terms and phrases are used to identify forward-looking statements in this presentation.

We operate in a very competitive and rapidly changing environment. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements in this Form 10-Q include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Form 10-Q. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

•	Our ability to obtain and maintain sufficient working capital financing on acceptable terms to continue as a going concern;
•	Our ability to sustain our innovative business model in the MMA industry;
•	Our ability to maintain our expansion strategy, acquire additional regional MMA promotion companies and continue organic growth in the market;
•	Our ability to conduct future acquisitions without potentially dilutive issuances of equity securities, the incurrence of indebtedness or an increased amortization expense;
•	Our ability to meet continuing listing standards on the NASDAQ Capital Market, including its requirement that the minimum bid price for our common stock be at or above $1.00; a standard we are not currently meeting;
•	Our ability to secure sponsorships for our fighters, and for our live and televised events;
•	Our ability to keep pace with the extremely competitive market for live and televised MMA events and for MMA video content;
•	Our ability to attract and retain successful professional fighters for the promotion of events that are appealing to fans and sponsors;
•	Our ability to promote a sufficiently large number of events and bouts so that fighters are incentivized to commit to multi-fight agreements;
•	Our ability to command the attention of the UFC and other premier MMA promotions seeking professional fighters to promote on a national and/or international platform;
•	Our ability to produce high-quality media content on a consistent basis to secure television and other media distribution arrangements; and
•	Our ability to increase brand awareness and market acceptance in the relevant geographic market.

Although we believe that the expectations reflected in the forward-looking statements contained in this Form 10-Q are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. In light of inherent risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Except as required by law, we are under no duty to update or revise any of such forward-looking statements, whether as a result of new information, future events, or otherwise, after the date of this Form 10-Q.

You should read this Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

All references to “Alliance,” “Alliance MMA,” “we,” “us,” “our” or the “Company” mean Alliance MMA, Inc., a Delaware corporation, and where appropriate, its wholly owned subsidiaries.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance MMA, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$155,315	$348,197
Accounts receivable, net	262,420	225,787
Prepaid and other assets	68,799	71,250
Total current assets	486,534	645,234

Property and equipment, net	241,402	259,463
Intangible assets, net	2,725,022	2,887,094
Goodwill	3,334,312	5,963,537
TOTAL ASSETS	$6,787,270	$9,755,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$514,382	$930,168
Customer deposits	269,819	56,738
Earn out liability	310,000	310,000
Note payable	-	300,000
Total current liabilities	1,094,201	1,596,906
Long-term deferred tax liabilities	-	23,943
TOTAL LIABILITIES	1,094,201	1,620,849

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued and outstanding	-	-
Common stock, $.001 par value; 45,000,000 shares authorized at March 31, 2018 and December 31, 2017; 14,862,974 and 12,662,974 shares issued and outstanding, respectively	14,863	12,663
Additional paid-in capital	26,706,539	24,646,229
Accumulated deficit	(21,028,333)	(16,524,413)
TOTAL STOCKHOLDERS’ EQUITY	5,693,069	8,134,479
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,787,270	$9,755,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue, net	$1,081,759	$754,830
Cost of revenue	650,802	470,572
Gross margin	430,957	284,258
Operating expenses:
General and administrative	1,924,238	2,225,404
Impairment - goodwill	2,629,225	-
Professional and consulting fees	405,357	428,288
Total operating expenses	4,958,820	2,653,692
Loss from operations	(4,527,863)	(2,369,434)
Other expense	-	399
Loss before income tax benefit	(4,527,863)	(2,369,833)
Income tax benefit	23,943	-
Net loss	$(4,503,920)	$(2,369,833)
Net loss per share, basic and diluted	$(0.31)	$(0.25)
Weighted average shares used to compute net loss per share, basic and diluted	14,595,196	9,344,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statement of Changes In Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2016	—	$—	9,022,308	$9,022	$18,248,582	$(4,545,850)	$13,711,754
Stock based compensation related to employee stock option grants	—	—	—	—	548,597	—	548,597
Issuance of common stock and warrant related to acquisition of SuckerPunch	—	—	307,487	307	1,328,540	—	1,328,847
Issuance of common stock related to acquisition of Fight Time Promotions	—	—	74,667	75	287,393	—	287,468
Stock based compensation related to warrant issued for consulting services	—	—	—	—	169,401	—	169,401
Issuance of common stock related to acquisition of National Fighting Championships	—	—	273,304	273	365,954	—	366,227
Issuance of common stock related to acquisition of Fight Club OC	—	—	693,000	693	810,117	—	810,810
Issuance of common stock related to acquisition of Sheffield video library	—	—	5,556	6	8,494	—	8,500
Stock based compensation related to common stock issued for consulting services	—	—	150,000	150	148,350	—	148,500
Issuance of common stock units and warrants related to private placement	—	—	1,868,761	1,869	2,010,631	—	2,012,500
Issuance of common stock related to acquisition of Victory Fighting Championship	—	—	267,891	268	642,670	—	642,938
Stock based compensation related to option award for consulting services	—	—	—	—	77,500	—	77,500
Net loss	—	—	—	—	—	(11,978,563)	(11,978,563)
Balance—December 31, 2017	—	$—	12,662,974	$12,663	$24,646,229	$(16,524,413)	$8,134,479
Stock based compensation related to employee stock option grants	—	—	—	—	78,510	—	78,510
Stock based compensation related to warrant issued for consulting services	—	—	—	—	38,000	—	38,000
Issuance of common stock related to public offering	—	—	2,200,000	2,200	1,943,800	—	1,946,000
Net loss	—	—	—	—	—	(4,503,920)	(4,503,920)
Balance—March 31, 2018	—	$—	14,862,974	$14,863	26,706,539	$(21,028,333)	$5,693,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,503,920)	$(2,369,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	116,510	319,729
Amortization of acquired intangibles	162,072	517,376
Impairment - goodwill	2,629,225	-
Depreciation of fixed assets	44,757	22,920
Changes in operating assets and liabilities:
Accounts receivable	(36,633)	(190,123)
Prepaid and other assets	2,451	18,386
Accounts payable and accrued liabilities	(226,648)	424,922
Net cash used in operating activities	(1,812,186)	(1,256,623)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of SuckerPunch	-	(357,500)
Purchase of Fight Time Promotions	-	(84,000)
Purchase of Sheffield video library	-	(25,000)
Purchase of fixed assets	(26,696)	(58,151)
Net cash used in investing activities	(26,696)	(524,651)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,946,000	-
Payment on loan payable	(300,000)	-
Net cash provided by financing activities	1,646,000	-
NET DECREASE IN CASH	(192,882)	(1,781,274)
CASH - BEGINNING OF PERIOD	348,197	4,678,473
CASH - END OF PERIOD	$155,315	$2,897,199
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$45,000	$-
Cash paid for taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in conjunction with acquisition of SuckerPunch	$-	$1,328,847
Stock issued in conjunction with acquisition of Fight Time Promotions	$-	$287,468

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

During 2017, the Company executed its roll-up strategy and acquired the businesses of additional regional MMA promotions, an MMA ticketing platform, and a fighter management company to form the operations of Alliance. As of March 31, 2018, the Company operates the following businesses:

Promotions

•	CFFC Promotions (“CFFC”);
•	Hoosier Fight Club (“HFC”);
•	COmbat GAmes MMA (“COGA”);
•	Shogun Fights (“Shogun”);
•	V3 Fights (“V3”);
•	Iron Tiger Fight Series (“IT Fight Series” or “ITFS”);
•	Fight Time Promotions (“Fight Time”);
•	National Fighting Championships (“NFC”);
•	Fight Club Orange County (“FCOC” or “Fight Club OC”); and
•	Victory Fighting Championship (“Victory”).

Ticketing

•	CageTix.

Sports Management

•	SuckerPunch Holdings, Inc. (“SuckerPunch”).

As an adjunct to the promotion business, Alliance provides video, distribution and archiving through Alliance Sports Media (“ASM”).

Change of Management

In February 2018, the Company’s Chief Executive Officer resigned his position but remained Chairman of the board and Director through May 1, 2018. The Company terminated the employment of the Company’s President, Robert Haydak, and its Chief Marketing Officer, James Byrne. Robert Mazzeo became the Company’s acting Chief Executive Officer effective February 7, 2018.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In August 2017, the Company completed a capital raise of $1.5 million through the private placement of 1,500,000 units, which consist of one share of common stock and a warrant to purchase one share of common stock for $1.50.

In October and November 2017, the Company completed a capital raise of $487,500 through the private placement of 390,000 units, which consist of one share of common stock and a warrant to purchase common stock for $1.75.

In January 2018, the Company completed a capital raise of $2,150,000 gross, through the public placement of 2,150,000 units, which consist of one common share and .90 of a warrant to purchase common stock, totaling 1,935,000 warrants. The warrants have a five-year term and an exercise price of $1.10 per share.

In February 2018, the underwriter exercised their overallotment option resulting in the sale of an additional 50,000 shares for $50,000 and issuance of an additional 272,500 warrants.

Management continually holds discussions with prospective sponsors and is endeavouring to increase sponsorship revenue during 2018. Additionally, management is in discussions with national and regional casinos to promote MMA events that are anticipated to produce better margins through a reduction in event costs.

Many challenges are associated with successfully executing our business plan. The Company currently has virtually no cash on hand, has an accumulated deficit of approximately $21.0 million, has consistently experienced quarterly net losses and negative cash flows, and is operating with negative working capital, all indicating there is substantial doubt with respect to our ability to continue as a going concern. As of the date of this report, the Company has insufficient cash to support the business for at least one year from the date of this report. Unless the Company can generate sufficient revenue to cover operating costs, which it has not been able to do, it will need to continue to raise capital by selling shares of common stock or by borrowing funds. Management cannot provide any assurances that the Company will generate sufficient revenue to continue as a going concern or that it will be successful in raising capital on commercially reasonable terms or at all.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2017 have been derived from the Company’s annual audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations, changes in stockholders’ equity and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on April 16, 2018 (the “Form 10-K”). The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any future period and the Company makes no representations related thereto.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, range of possible outcomes of acquisition earn-out accruals, the assessment of useful lives and the recoverability of property and equipment, the valuation and recognition of stock-based compensation expense, loss contingencies, and income taxes. Actual results could differ materially from those estimates.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenue Recognition

Promotion Revenue

The Company recognizes revenue, net of sales tax, when it satisfies a performance obligation by transferring control over a product or service to a customer. Revenue from admission, sponsorship, pay per view (“PPV”), apparel, and concession are recognized at a point in time when an event is exhibited to a customer live or PPV, and when a customer takes possession of apparel or food and beverage offerings.

Ticket Service Revenue

The Company acts as a ticket agent for third-party and in-house ticket sales and charges a fee per transaction for collecting the cash on ticket sales and remits the remaining net amount to the third-party promoter upon completion of the event or request from the promoter. The Company’s ticket service fee is recognized when it satisfies the performance obligation by transferring control of the purchased ticket to a customer.

Fighter Commission Revenue

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The Company recognizes commission revenue upon the completion of a contracted athletes performance.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For additional information regarding the Company's acquisitions, refer to "Note 4 Business Combinations."

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

During the three months ended March 31, 2018, the Company recorded a goodwill impairment charge within the promotion segment of $2.6 million.

Purchased Identified Intangible Assets

Identified finite-lived intangible assets consist of venue relationships, ticketing software, tradename and brand, fighter contracts, promoter relationships and sponsor relationships, resulting from business combinations. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to ten years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. The Company evaluates the carrying value of indefinite-lived intangible assets on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value. For further discussion of goodwill and identified intangible assets, see “Note 5-Goodwill and Purchased Identifiable Intangible Assets.”

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Advertising Costs

Advertising costs, which are expensed as incurred, totaled approximately $61,000 and $31,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on the life of the underlying award. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the statements of operations and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period. See “Note 8-Stockholders’ Equity” for additional detail.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table sets forth the Company’s segment revenue, operating expenses and operating (loss) / income for the three months ended March 31, 2018.

	Promotion	Ticket Service	Athlete Management	Corporate	Total
Revenue	$774,184	$91,333	$191,242	$25,000	$1,081,759
Operating expenses	1,727,621	89,813	162,102	3,630,086	5,609,622
Operating (loss)/income	$(953,437)	$1,520	$29,140	$(3,605,086)	$(4,527,863)

During the first quarter of 2018, the Company recorded a goodwill impairment charge within the Promotion segment of $2,629,225. Goodwill allocated to the Promotion segment, net of impairment, totaled $1,811,707, and to the Athlete Management segment totaled $1,522,605, at March 31, 2018.

Revenue is derived from customers within the United States and it is expected to continue to be a significant portion of revenue in future periods. Operating segments do not record inter-segment revenue.

As of March 31, 2018, all assets were held in the United States. The CODM does not evaluate operating segments using discrete asset information and we do not identify or allocate assets by operating segments.

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

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We adopted the new standard effective January 1, 2018, using the modified retrospective transition method. The adoption of this guidance did not have a material impact on our unaudited condensed consolidated financial statements, did not impact our previously reported financial statements in any prior period, nor did it result in a cumulative effect adjustment to retained earnings nor effect our internal controls over financial reporting.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard effective January 1, 2018, using the retrospective transition approach for all periods presented. The adoption of this guidance did not have a material impact on our unaudited condensed consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We adopted the new standard effective January 1, 2018, on a prospective basis. The adoption of this guidance did not have a material impact on our unaudited condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09) which provides guidance about which changes to the terms or conditions of a share-based payment awarded require an entity to apply modification accounting. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted the standard prospectively after the effective date. The adoption of this standard did not have a material impact on its unaudited condensed consolidated financial statements.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 34% to 21% effective January 1, 2018. Accordingly, for the year ended December 31, 2017, we recorded a provisional decrease to deferred tax assets of approximately $1.4 million, the vast majority of which was correspondingly offset by a decrease to our federal valuation allowance. The deferred tax remeasurement is considered a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. As of March 31, 2018, no adjustments have been made to the provisional net tax benefit reported as of the year ended December 31, 2017. The provisional amount is subject to revision as the Company completes its analysis of the Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, and other standard-setting bodies. The Company anticipates its accounting for the tax effects of the Act will be completed in 2018.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. Property and Equipment

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2018	2017
Promotion equipment	$83,185	$83,185
Production equipment	131,534	115,209
Equipment, furniture and other	233,973	223,602
Total property and equipment	448,692	421,976
Less accumulated depreciation and amortization	(207,290)	(162,533)
Total property and equipment, net	$241,402	$259,463

Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 was $44,757 and $22,920, respectively.

Note 4. Business Combinations

During 2017, we completed several business acquisitions. We have included the financial results of these business acquisitions in our unaudited condensed consolidated financial statements from their respective dates of acquisition and pro forma financial information of the Company as if all the acquisitions occurred January 1, 2017. Goodwill generated from all business acquisitions was primarily attributable to expected synergies from future growth and potential monetization opportunities.

All acquisitions have been accounted for as business acquisitions, under the acquisition method of accounting.

In connection with respective asset purchase agreements, the Company entered into trademark license agreements to license the trademark used by the underlying MMA business.

The Company completed no acquisitions during the three months ended March 31, 2018.

The following acquisitions were completed during 2017:

SuckerPunch

On January 4, 2017, Alliance MMA acquired the stock of Roundtable Creative, Inc., a Virginia corporation d/b/a SuckerPunch Entertainment, a leading fighter management and marketing company, for an aggregate purchase price of $1,686,347, of which $357,500 was paid in cash, $1,146,927 was paid with the issuance of 307,487 shares of Alliance MMA common stock valued at $3.73 per share, the fair value of Alliance MMA common stock on January 4, 2017, and $181,920 was paid with the issuance of a warrant to acquire 93,583 shares of the Company’s common stock.

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

Fight Club Orange County

On June 14, 2017, Alliance MMA acquired the mixed martial arts promotion business of The Englebrecht Company, Inc., doing business as Roy Englebrecht Promotions and Fight Club Orange County, for an aggregate consideration of $1,018,710, of which $207,900 was paid in cash and $810,810 was paid with the issuance of 693,000 shares of the Company’s common stock valued at $1.17 per share, the fair value of Alliance MMA common stock on June 14, 2017.

Victory Fighting Championship

On September 28, 2017, Alliance MMA acquired the mixed martial arts promotion business of Victory Fighting Championship, LLC, doing business as Victory Fighting Championship, for an aggregate consideration of $822,938, of which $180,000 was paid in cash and $642,938 was paid with the issuance of 267,891 shares of the Company’s common stock valued at $2.40 per share, the fair value of Alliance MMA common stock on September 28, 2017.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Final Purchase Allocation – SuckerPunch

As consideration for the acquisition of SuckerPunch, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Warrant Grant	Consideration Paid
SuckerPunch	$357,500	307,487	93,583	$1,686,347

In connection with the acquisition, 108,289 shares of the 307,487 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of SuckerPunch post-closing. Accordingly, if the gross profit was less than $265,000 during fiscal year 2017, all 108,289 shares held in escrow will be forfeited. During the first quarter 2018, Management determined the target earn out threshold was not met and as a result, Management anticipates the shares issued in conjunction with the earn out will be returned to the Company, subject to the terms of the respective purchase agreement.

The following table reflects the final allocation of the purchase price for SuckerPunch to identifiable assets, intangible assets, goodwill and identifiable liabilities:

Final Fair Value
Cash	$—
Accounts receivable, net	—
Intangible assets	210,000
Goodwill	1,522,605
Total identifiable assets	$1,732,605
Total identifiable liabilities	(46,258)
Total purchase price	$1,686,347

Final Purchase Allocation – Fight Time Promotions

As consideration for the acquisition of the MMA promotion business of Fight Time, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
Fight Time	$84,000	74,667	$371,468

In connection with the business acquisition, 28,000 shares of the 74,667 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of Fight Time post-closing. Accordingly, if the gross profit of Fight Time was less than $60,000 during fiscal year 2017, all 28,000 shares held in escrow will be forfeited. During the first quarter 2018, Management entered a separation agreement with the former owner of Fight Time and released the shares held under escrow.

The following table reflects the final allocation of the purchase price for the business of Fight Time to identifiable assets, intangible assets, goodwill and identifiable liabilities:

Final Fair Value
Cash	$—
Accounts receivable	—
Intangible assets	140,000
Goodwill	231,468
Total identifiable assets	$371,468
Total identifiable liabilities	—
Total purchase price	$371,468

During the year ended December 31, 2017 the Company recognized an impairment charge of the intangible assets and goodwill and fully wrote off these assets.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Final Purchase Allocation – National Fighting Championships

As consideration for the acquisition of the MMA promotion business of NFC, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
NFC	$140,000	273,304	$506,227

In connection with the business acquisition, 81,991 shares of the 273,304 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of NFC post-closing. Accordingly, if the gross profit of NFC was less than $100,000 during the 12-month period following the acquisition, all 81,991 shares held in escrow will be forfeited.

The following table reflects the final allocation of the purchase price for the business of NFC to identifiable assets, intangible assets, goodwill and identifiable liabilities:

Final Fair Value
Cash	$—
Accounts receivable	—
Fixed assets	20,000
Intangible assets	180,000
Goodwill	306,227
Total identifiable assets	$506,227
Total identifiable liabilities	—
Total purchase price	$506,227

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

The following table reflects the final allocation of the purchase price for the business of the Fight Club OC to identifiable assets, intangible assets, goodwill and identifiable liabilities, and preliminary pro forma intangible assets and goodwill:

Final Fair Value
Cash	$159,000
Accounts receivable	—
Intangible assets	270,000
Goodwill	748,710
Total identifiable assets	$1,177,710
Total identifiable liabilities	(159,000)
Total purchase price	$1,018,710

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table reflects the final allocation of the purchase price for the business of Victory to identifiable assets, intangible assets, goodwill and identifiable liabilities:

Final Fair Value
Cash	$—
Accounts receivable	32,180
Fixed assets	30,000
Intangible assets	290,000
Goodwill	578,167
Total identifiable assets	$930,347
Total identifiable liabilities	(107,409)
Total purchase price	$822,938

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental Pro Forma Information

The following unaudited pro forma financial information assumes SuckerPunch, Fight Time, NFC, FCOC and Victory were combined with Alliance MMA as of January 1, 2017 and includes the impact of purchase accounting. The unaudited pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2017, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below.

The following table presents the pro forma operating results for the three months ended March 31, 2017, as if the acquisitions had been included in the Company’s condensed consolidated statements of operations as of January 1, 2017 (unaudited, in thousands):

	Revenue	Earnings (Loss)
Actual for the three months ended March 31, 2017	$0.8	$(2.4)
Supplemental pro forma for the three months ended March 31, 2017	$1.1	$(4.4)

(i)	Amortization of intangible assets. Intangible assets are amortized over their estimated useful lives. The estimated useful lives of acquired intangible assets are based upon the economic benefit expected to be received and the period during which we expect to receive that benefit. For the periods presented amortization expense was approximately $517,000 offset by proforma adjustments of $355,000 related to the final valuation adjustments.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Goodwill and Purchased Identifiable Intangible Assets

Impairment

During the three months ended March 31, 2018, the Company recorded a goodwill impairment charge of $2.6 million within the promotion segment. The impairment was identified as part of management’s review of impairment indicators. Accordingly, it was determined that the recoverable value of the reporting units was less than the carrying value and therefore, an impairment loss was recorded.

Goodwill

The change in the carrying amount of goodwill for the three months ended March 31, 2018 is as follows:

Balance as of December 31, 2017	$5,963,537
Impairment – goodwill	(2,629,225)
Balance as of March 31, 2018	$3,334,312

Intangible Assets

The change in the carrying amount of intangible assets for the three months ended March 31, 2018 is as follows:

Balance as of December 31, 2017	$2,887,094
Amortization	(162,072)
Balance as of March 31, 2018	$2,725,022

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identified intangible assets consist of the following:

		March 31, 2018
Intangible assets	Useful Life	Gross Assets	Accumulated Amortization	Net
Venue relationships	7 years	$2,410,000	$(449,839)	$1,960,161
Ticketing software	3 years	90,000	(45,000)	45,000
Trademark and brand	3 years	610,000	(258,889)	351,111
Fighter contracts	3 years	140,000	(17,500)	122,500
Promoter relationships	6 years	277,099	(44,599)	232,500
Sponsor relationships	4 years	20,000	(6,250)	13,750
Total intangible assets, gross		$3,547,099	$(822,077)	$2,725,022

Amortization expense for the three months ended March 31, 2018 and 2017, was $162,072 and $517,376, respectively.

As of March 31, 2018, estimated amortization expense for the unamortized acquired intangible assets over the next five years and thereafter is as follows:

Remainder of 2018	$486,214
2019	609,119
2020	441,897
2021	409,952
2022	397,036
Thereafter	380,804
$2,725,022

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

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Rent expense was $39,051 and $29,137 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the aggregate minimum lease payments for the years ending December 31, 2018 and 2019 were:

Lease Obligation
Remainder of 2018	$112,275
2019	66,990
$179,265

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contingencies

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

Earn Out

Management evaluated the financial performance of CFFC, COGA, HFC, Shogun, V3, CageTix, and IT Fight Series in 2017 compared to the earn out thresholds as described in the respective Asset Purchase Agreements. Based upon management’s estimates, the Company recorded an earn out liability in 2017 of approximately $310,000 related to Shogun’s financial results. This estimated amount is subject to revisions as provided in the related Asset Purchase Agreement.

During the first quarter 2018, Management determined the target earn out threshold of SuckerPunch was not met and as a result, management anticipates the shares issued in conjunction with the earn out to be returned to the Company, subject to the terms of the respective asset purchase agreements.

Note 8. Stockholders’ Equity

Stock Offering

On January 9, 2018, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC, acting as sole book-running manager (the “Underwriter”), for a public offering (the “Offering”) of a combination of 2,150,000 shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company, and 1,935,000 warrants to purchase 1,935,000 shares of Common Stock (the “Warrants”). Each share of Common Stock was sold in combination with a Warrant to purchase 0.90 shares of Common Stock. The Warrants have a five-year term and an exercise price of $1.10 per share. The Offering price was $1.00 per share of Common Stock and related Warrant and the Underwriter had agreed to purchase the shares of Common Stock and related Warrants from the Company at a 7.0% discount to the Offering price. In addition, the Company granted to the Underwriter a 45-day option to purchase up to an additional 322,500 shares of Common Stock and/or 290,250 Warrants to purchase 290,250 shares of Common Stock at the same price to cover over-allotments, if any. The underwriter exercised this option is February 2018 resulting in an additional $50,000 from the sale and issuance of 50,000 shares and 272,500 warrants. The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriter, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions.

The gross proceeds to the Company from the Offering and overallotment were approximately $2.2 million before underwriting discounts and commissions and other offering expenses.

The Offering was made pursuant to an effective shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on December 1, 2017 and a prospectus supplement, dated January 9, 2018, together with the accompanying base prospectus.

One of our board members, Joseph Gamberale, participated in the offering and acquired 25,000 units which included 22,500 warrants.

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

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In March 2018, the Board of Directors approved a stock option grant to Robert Mazzeo, CEO and Ira Rainess. Mr. Mazzeo’s award was for 250,000 shares with an exercise price of $0.53 and vests upon grant. Mr. Rainess’ award was for 250,000 shares with an exercise price of $0.53 and vests upon grant. As of March 31,2018 the option agreements had not been issued.

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

On January 12, 2018, the Company entered into a service agreement with National Services, LLC (“National”), and issued a warrant to acquire 100,000 shares of the Company’s common stock. The warrant has an exercise price of $1.10, term of five years and was vested upon grant. For the three months ended March 31, 2018, the Company recognized $38,000 of stock based compensation expense in relation to this warrant. The service agreement allows National to earn up to 300,000 additional warrants, each with an exercise price of $1.10 and five-year term, based upon achieving certain designated milestones.

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of March 31, 2018 are:

	Warrant Grants		Stock Option Grants
	Number of Shares Subject to Warrants	Weighted-Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted-Average Exercise Price Per Share
Balance at December 31, 2017	2,239,574	$2.54	725,000	$3.15
Granted	2,307,250	1.10	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at March 31, 2018	4,546,824	$1.81	725,000	$3.15
Exercisable at March 31, 2018	4,351,824	$1.81	358,333	$3.01

As of March 31, 2018 and 2017, the total unrecognized expense for unvested stock options, net of expected forfeitures, was approximately $485,673 and $739,745, respectively.

Stock-based compensation expense for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31
	2018	2017
General and administrative expense	$116,510	$319,729

Stock-based compensation expense categorized by the equity components for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31
	2018	2017
Employee stock options	$78,510	$319,729
Warrants	38,000	-
Common stock	-	-
	$116,510	$319,729

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2018	2017
Net loss	$4,503,920	$(2,369,833)

Weighted-average common shares used in computing net loss per share, basic and diluted	14,595,196	9,344,226

Net loss per share, basic and diluted	$(0.31)	$(0.25)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Stock options (exercise price $1.30 - $4.50 per share)	725,000	500,000
Warrants (exercise price $1.10 - $7.43)	4,546,824	565,813
Total common stock equivalents	5,271,824	1,065,813

Note 10. Income Taxes

For the three months ended March 31, 2018 and March 31, 2017, the Company recorded an income tax benefit of $24,000 and zero, respectively. Income taxes are provided for the tax effects of transactions reported in the unaudited condensed consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of March 31, 2018.

Note 11. Subsequent Events

Related Party Promissory Notes

On April 10, 2018, the Company borrowed a total of $300,000 from two of its board members, Joseph Gamberale and Joel Tracy, pursuant to promissory notes of $150,000, respectively. The notes bear interest at 12% annually and mature May 21, 2018. Mr. Gamberale personally guaranteed Mr. Tracy’s Note.

Promissory Note

On May 9, 2018, the Company borrowed $200,000 from a third party shareholder pursuant to a promissory note. The note bears interest at 40% annually and matures on June 25, 2018. Mr. Gamberale personally guaranteed the note and Mr. Gamberale and Mr. Tracy agree to subordinate their existing notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes included in Item 1, “Financial Statements” of this Form 10-Q. In addition to our historical unaudited condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs which involves risk, uncertainty and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q.

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

Our Promotions

In the first quarter 2018, our regional promotions held 14 events with a number of those events being televised on cable and network stations and/or streamed live via the Internet. In providing fighters the opportunity to demonstrate their talents and move toward more lucrative fights, we also stress the importance of maintaining strong personal values such as integrity, respect and discipline, as we believe that these attributes to be as important to a fighter’s success as his or her physical talents and skills.

Our promotions generate revenue through ticket and concession sales at live MMA events. In addition, we distribute our original content on television, cable networks, pay-per-view broadcasts and streaming over the internet. We also receive sponsorship fees for live and tape-delayed MMA events.

Our current promotional businesses are as follows:

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

Ticketing

CageTix – founded in 2009, CageTix focusses its ticket sales service on the MMA industry. In addition to providing ticket services for our events, CageTix presently services many of the industry’s top U.S. mixed martial arts events.

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

Securing Premier Venues

We intend to migrate our promotional events from paid venue arrangements to venues that will compensate the promotions for hosting events, such as community sponsored civic auditoriums and casinos. We expect that the relocation of our events to higher quality venues will enable us more easily to obtain content distribution arrangements with national broadcasters and others.

Distribution and Licensing our Original Content

We produce high quality MMA programming at the events we promote, and we monetize our content through distribution and licensing arrangements. A number of our promotions have established live and delayed television arrangements with national networks, including CBS Sports Network and Comcast Sports Net.

Obtaining National Sponsorships

In addition to local and regional sponsors for live events, we are seeking to identify and establish sponsorship and advertising arrangements with larger nationally-recognized brands. SuckerPunch actively pursues local, regional and national sponsorships for fighters under management, under which management commissions are earned.

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

Results of Operations - Alliance MMA

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

Revenue for the three months ended March 31, 2018 was $1.1 million. Revenue from promotions was $774,000, ticket services related revenue totaled $91,000, and revenue from fighter-related commission was $191,000.

Revenue for the three months ended March 31, 2017 was $755,000. Revenue from promotions was $506,000 million, ticket services related revenue totaled $60,000 and revenue from fighter-related commission was $189,000.

The increase in revenue is primarily related to two additional events held in 2018 compared to 2017. The increase in events in 2018 was the result of acquisitions completed subsequent to the first quarter of 2017, partially offset by a reduction in the number of events held by promotions which were acquired during or prior to the first quarter 2017. Also during the first quarter 2018, we partnered with the Arnold Sports Festival, a sports nutrition tradeshow and our first event at a tradeshow, resulting in additional ticket and sponsorship revenue.

Expenses

General and administrative expenses decreased approximately $300,000 to $1.9 million for the three months ended March 31, 2018 compared to $2.2 million in the same period of 2017. Salary and wages increased $28,000 as we acquired businesses and added headcount during 2017 to establish our MMA platform. Sales and marketing increased $156,000 as we develop our marketing and branding strategy. Depreciation increased $22,000 as additional assets were acquired during 2017 and depreciated in 2018. Insurance increased $15,000, IT supplies increased $25,000, lease expense increased $13,000. These increases were partially offset by a decrease in stock-based compensation of $203,000. Amortization decreased $356,000 based upon the final valuation completed in 2017, and fees decreased 17,000.

Professional and consulting expenses decreased approximate $23,000 to $405,000 for the three months ended March 31, 2018 compared to $428,000 in the same period of 2017. The decrease in these expenses was due primarily to a decrease of $74,000 in legal fees as we resolved outstanding litigation and a $60,000 reduction in accounting services, partially offset by a $54,000 increase in IR and PR related activities and $54,000 in NASDAQ related expenses.

Impairment charges increased approximately $2.6 million for the three months ended March 31, 2018 compared to $0 in the same period of 2017, as we impaired goodwill associate with the Promotion Segment.

Liquidity and Capital Resources

Our operations have generated negative cash flows since inception, Consequently, our primary source of cash has been from the issuance of common stock in conjunction with our IPO completed in October 2016, sales of our common stock and warrants to purchase common stock issued in private placements in July, August and October 2017 and public offering in January 2018 as well as advances in April and May 2018 under promissory notes with two of our board members and a shareholder, respectively. In spite of having completed these financing transactions, due to our operations generating significant negative cash flows, we currently have virtually no cash on hand. Consequently, in order for us to continue as a going concern, we need to raise additional capital almost immediately. In order to alleviate this capital deficiency, we are actively seeking additional financing in the form of additional debt and/or equity. We cannot assure you that we will be able to raise sufficient additional funds in a timely fashion, or at all, to enable us to continue as a going concern. Nor can we assure you that any funds we are able to raise will be on commercially reasonable terms.

In order for us to grow and execute our business plan successfully, in addition to short term capital needed to maintain our status as a going concern, we will need substantial additional financing in the near term. The Company currently has virtually no cash on hand, an accumulated deficit of $21.0 million, historical operating losses and, since inception, consistently negative operating cash flows, indicating a substantial doubt with respect to our ability to continue as a going concern for at least one year from the date of this report. The Company estimates its operations will use approximately $1 million and $3.5 million in the next three and twelve months, respectively. However, Management is continuing its effort to reduce operating expenses. We intend to fund the operating deficits through debt and or equity financings until such time as we are able generate positive cash flows from operating activities. We can not assure you we will be able to secure addition debt and or equity financing on commercially reasonable terms or at all.

As of March 31, 2018, our cash balance was $155,315 which consists primarily of cash on deposit with banks. As of the filing of this report, we had virtually no cash on hand. During the first quarter of 2018, our principal uses of cash consisted of paying off a note and paying for operating expenses and outstanding payables. As noted above, we currently do not have sufficient capital resources to continue our operations, and thus we have an immediate and urgent need for additional capital.

	3 Months Ended March 31,
	2018	2017
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,812,186)	$(1,256,623)
Net cash used in investing activities	(26,696)	(524,651)
Net cash provided by financing activities	1,646,000	-
Net decrease in cash	$(192,882)	$(1,781,274)

The operations of Alliance to date have resulted in losses and negative operating cash flows. During the first quarter of 2018, the Company began a cost reduction plan resulting in the termination of employment of several executives and other personnel, renegotiating or terminating contracts and similar cost cutting activities. Management is focused not only on these cost reduction measures but also revenue expansion and improvements in venues and event economics.

Operating Activities

Cash used in operating activities was $1.8 million for the three months ended March 31, 2018 (about $600,000 per month), mainly related to the net loss of $4.5 million, an increase of $37,000 in accounts receivable, and a decrease in accounts payable of $227,000, offset by non-cash stock based compensation expense of $117,000, non-cash depreciation of $45,000 , non-cash amortization of $162,000 and non-cash impairment of $2.6 million.

Cash used in operating activities was $1.3 million for the three months ended March 31, 2017 (about $433,000 per month), mainly related to the net loss of $2.4 million, an increase in accounts receivable of $190,000 and an increase in prepaids of $18,000, offset by non-cash depreciation of $23,000, non-cash amortization of $517,000 related to amortization of acquired intangible assets, non-cash stock-based compensation of $320,000 related to various equity awards to employees and non-employees, and increase in accounts payable of $425,000.

The $555,563 increase in cash used in operations mainly relates to the $2.1 million increase in loss, decrease in accounts payable and accrued liabilities of $652,000 offset by an increase in non-cash impairment of $2.6 million, increase in non-cash stock based compensation of $203,000, decrease in non-cash amortization of $355,000, and increase in non-cash depreciation of $21,000.

Investing Activities

Cash used in investing activities was $27,000 for the three months ended March 31, 2018, related to the acquisition of capital assets of $27,000.

Cash used in investing activities was $525,000 for the three months ended March 31, 2017, due primarily to the acquisitions of Sucker Punch and Fight Time, and Sheffield video library assets totaling $466,500 in the aggregate and capital asset purchases of $58,000.

Financing Activities

Cash provided by financing activities was $1.6 million for the three months ended March 31, 2018, primarily related to a registered public offering of our securities, which provided $1.6 million of capital. In January 2018, the Company completed a public offering of 2,150,000 units for $1.00 per unit. Each unit included one share of Alliance MMA common stock and 0.9 warrants to purchase common stock, totaling 1,935,000 warrants. The gross proceeds to the Company was approximately $2,150,000 before underwriter discounts, commissions and offering expenses. This increase was offset by the repayment of our note payable of $300,000.

Cash provided by financing activities was $0 for the three months ended March 31, 2017.

Contractual Cash Obligations

	Payments Due by Period
	Total	Remainder of 2018	2019
Operating lease obligations	$179,265	$112,275	$66,990

The amounts reflected in the table above for operating lease obligations represent aggregate future minimum lease payments under non-cancelable facility leases.

See Note 7- “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2018 there was a change to our revenue recognition policy. See Note 2 - “Summary of Significant Accounting Policies” of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Recent Accounting Pronouncements

See Note 2- “Recent Accounting Pronouncements” of the Notes to Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of March 31, 2018, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

Notwithstanding the foregoing, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

On May 9, 2018, the company borrowed $200,000 from a third-party shareholder pursuant to a promissory note. The notes bear interest at 40% annually and mature June 25, 2018. Repayment of the note is subject to acceleration in the event of a breach of the repayment provisions or if a bankruptcy or similar proceeding for the benefit of our creditors is instituted against the Company. Mr. Gamberale, a director and significant shareholder, personally guaranteed the note and Mr. Gamberale and Mr. Tracy, a director and significant shareholder, agreed to subordinate their notes.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Promissory Note of the Company in favor of Joseph Gamberale

10.2	Promissory Note of the Company in favor of Joel Tracy

10.3	Promissory Note of the Company in favor of Steven Wallitt

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1 (1)*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Document*

*	Filed Herewith

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE MMA, INC

Date: May 15, 2018	By:	/s/ Robert Mazzeo
	Name:	Robert Mazzeo
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

