Form 10-Q
period 2018-06-30
Alliance MMA, Inc.
filed 2018-09-05
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Number of shares of the registrant’s common stock outstanding at August 31, 2018: 15,327,974.

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

We operate in a very competitive and rapidly changing environment. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements in this Form 10-Q include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, increased operating expenses.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Form 10-Q. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

•	Our ability to obtain and maintain sufficient working capital financing on acceptable terms to continue as a going concern;
•	Our ability to sustain our innovative business model in both the athlete management and MMA ticket service industries;
•	Our ability to meet continuing listing standards on the NASDAQ Capital Market, including its requirement that the minimum bid price for our common stock be at or above $1.00; and it’s required that we have minimum capital of $2.5 million; standards we are not currently meeting;
•	Our ability to secure sponsorships for fighters we manage;
•	Our ability to keep pace with the extremely competitive market for athlete management;
•	Our ability to attract and retain successful professional athlete management staff and executives;
•	Our ability to increase brand awareness and market acceptance in the relevant geographic market and continue to sign new athletes;
•	Our ability to secure new, and maintain existing relationship with MMA promoters utilizing our ticket platform;
•	Our ability to keep pace with technology advancements impacting our ticketing platform and advancements adopted by our competitors.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance MMA, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$455,989	$257,424
Accounts receivable, net	98,186	117,339
Prepaid and other assets	25,058	71,250
Current assets - discontinued operations	—	199,221
Total current assets	579,233	645,234

Intangible assets, net	—	472,250
Goodwill	—	1,522,605
Long-term assets - discontinued operations	—	7,115,239
TOTAL ASSETS	$579,233	$9,755,328
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,010,705	$914,204
Notes payable - related party	300,000	—
Notes payable	754,375	300,000
Current liabilities - discontinued operations	413,766	382,702
Total current liabilities	2,478,846	1,596,906
Long-term liabilities - discontinued operations	—	23,943
TOTAL LIABILITIES	2,478,846	1,620,849

Commitments and contingencies

Stockholders' (deficit) equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding	—	—
Common stock, $.001 par value; 45,000,000 shares authorized at June 30, 2018 and December 31, 2017; 14,862,974 and 12,662,974 shares issued and outstanding, respectively	14,863	12,663
Additional paid-in capital	27,242,458	24,646,229
Accumulated deficit	(29,156,934)	(16,524,413)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,899,613)	8,134,479
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$579,233	$9,755,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue, net	$180,657	$358,598	$488,232	$621,638
Cost of revenue	105,293	189,540	149,329	313,021
Gross margin	75,364	169,058	338,903	308,617
Operating expenses:
General and administrative	1,062,057	1,250,494	1,958,416	2,088,970
Impairment — intangible assets	413,583	—	413,583	—
Impairment — goodwill	1,522,605	—	1,522,605	—
Professional and consulting fees	431,731	266,159	836,163	693,976
Total operating expenses	3,429,976	1,516,653	4,730,767	2,782,946
Loss from operations	(3,354,612)	(1,347,595)	(4,391,864)	(2,474,329)
Loss before income tax benefit	(3,354,612)	(1,347,595)	(4,391,864)	(2,474,329)
Income tax benefit	—	—	—	—
Net loss from continuing operations	(3,354,612)	(1,347,595)	(4,391,864)	(2,474,329)
Net loss from discontinued operations, net of tax	(4,573,989)	(956,480)	(8,040,657)	(2,199,579)
Net loss	$(7,928,601)	$(2,304,075)	$(12,432,521)	$(4,673,908)
Loss per share:
Loss from continuing operations:
Basic and diluted	$(0.24)	$(0.14)	$(0.31)	$(0.26)

Loss from discontinued operations:
Basic and diluted	$(0.31)	$(0.10)	$(0.55)	$(0.24)

Net Loss:
Basic and diluted	$(0.55)	$(0.24)	$(0.86)	$(0.50)

Weighted average number of shares used in per share calculation, basic and diluted	14,862,974	9,510,460	14,729,825	9,400,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statement of Changes In Stockholders’ (Deficit) Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2016	—	$—	9,022,308	$9,022	$18,248,582	$(4,545,850)	$13,711,754
Stock based compensation related to employee stock option grants	—	—	—	—	259,229	—	259,229
Stock based compensation related to employee stock option grant - discontinued operations	—	—	—	—	289,368	—	289,368
Issuance of common stock related to acquisition of discontinued operations	—	—	1,314,418	1,315	2,114,628	—	2,115,943
Issuance of common stock and warrant related to acquisition of SuckerPunch	—	—	307,487	307	1,328,540	—	1,328,847
Stock based compensation related to warrant issued for consulting services	—	—	—	—	169,401	—	169,401
Stock based compensation related to common stock issued for consulting services	—	—	150,000	150	148,350	—	148,500
Issuance of common stock units and warrants related to private placement	—	—	1,868,761	1,869	2,010,631	—	2,012,500
Stock based compensation related to option award for consulting services	—	—	—	—	77,500	—	77,500
Net loss	—	—	—	—	—	(11,978,563)	(11,978,563)
Balance—December 31, 2017	—	$—	12,662,974	$12,663	$24,646,229	$(16,524,413)	$8,134,479
Stock based compensation related to employee and board of directors stock option grants	—	—	—	—	270,719	—	270,719
Stock based compensation related to discontinued operations	—	—	—	—	118,130	—	118,130
Stock based compensation related to warrants issued for consulting services	—	—	—	—	63,580	—	63,580
Non-cash dividend	—	—	—	—	200,000	(200,000)	—
Issuance of common stock related to public offering	—	—	2,200,000	2,200	1,943,800	—	1,946,000
Net loss	—	—	—	—	—	(12,432,521)	(12,432,521)
Balance—June 30, 2018	—	$—	14,862,974	$14,863	$27,242,458	$(29,156,934)	$(1,899,613)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,432,521)	$(4,673,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	334,299	560,978
Amortization of acquired intangibles	58,667	314,357
Impairment — intangible assets	413,583	—
Impairment — goodwiill	1,522,605	—
Loss from discontinued operations	8,040,657	2,199,579
Changes in operating assets and liabilities:
Accounts receivable	19,153	(211,600)
Prepaid and other assets	46,192	33,102
Accounts payable and accrued liabilities	96,501	288,815
Net cash (used in) operating activities of continuing operations	(1,900,864)	(1,488,677)
Net cash (used in) operating activities of discontinued operations	(579,097)	(1,647,452)
Net cash used in operating activities	(2,479,961)	(3,136,129)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of SuckerPunch	—	(357,500)
Net cash (used in) investing activities of continuing operations	—	(357,500)
Net cash (used in) investing activities of discontinued operations	(21,849)	(403,762)
Net cash used in investing activities	(21,849)	(761,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,946,000	—
Proceeds from notes payable	844,375	—
Proceeds from notes payable - related party	300,000	—
Payment on loan payable	(390,000)	—
Net cash provided by financing activities of continuing operations	2,700,375	—
Net cash provided by financing activities of discontinued operations	—	—
Net cash provided by financing activities	2,700,375	—
NET INCREASE (DECREASE) IN CASH	198,565	(3,897,391)
CASH - BEGINNING OF PERIOD	257,424	4,567,575
CASH - END OF PERIOD	$455,989	$670,184
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$45,625	$—
Cash paid for taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in conjunction with acquisition of SuckerPunch	$—	$1,328,847
Stock issued in conjunction with acquisition of Fight Time Promotions	—	287,468
Stock issued in conjunction with acquisition of National Fighting Championships	—	366,227
Stock issued in conjunction with acquisition of Fight Club OC	—	810,810
Stock issued in conjunction with acquisition of Sheffield video Library	—	8,500
Non-cash dividend	200,000	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Nature of Business

Alliance MMA, Inc. (“Alliance” or the “Company”) is a sports media company formed in Delaware in February 2015. The Company completed its Initial Public Offering (“IPO”) in October 2016 and began to execute its initial business strategy to acquire regional MMA promotions to form a professional MMA fight league. A total of ten regional MMA promotions were acquired. Additionally, the Company acquired a ticketing software business focused on the MMA industry, an athlete management business, and video production and distribution company to compliment the MMA fight league.

Alliance MMA acquired the following businesses to execute its initial business strategy:

Promotions

•	CFFC Promotions (“CFFC”);
•	Hoosier Fight Club (“HFC”);
•	COmbat GAmes MMA (“COGA”);
•	Shogun Fights (“Shogun”);
•	V3 Fights (“V3”);
•	Iron Tiger Fight Series (“IT Fight Series” or “ITFS”);
•	Fight Time Promotions (“Fight Time”);
•	National Fighting Championships (“NFC”);
•	Fight Club Orange County (“FCOC” or “Fight Club OC”); and
•	Victory Fighting Championship (“Victory”).

Ticketing

•	CageTix.

Sports Management

•	SuckerPunch Holdings, Inc. (“SuckerPunch”).

Video Production and Distribution

•	Go Fight Net, Inc. (“GFL”)

As an adjunct to the promotion business, Alliance provided video distribution and media archiving through Alliance Sports Media (“ASM”) formerly GFL.

Change in Management and Cessation of MMA operations

On February 7, 2018, the Company’s Chief Executive Officer, Paul Danner, resigned his position but remained Chairman of the Board and Director through May 1, 2018. Also on February 7, 2018, the Company terminated the employment of the Company’s President, Robert Haydak, and its Chief Marketing Officer, James Byrne and named Robert Mazzeo as the Company’s acting Chief Executive Officer. Effective May 23, 2018, board of directors member, Renzo Gracie, resigned. On May 24, 2018, Robert Mazzeo resigned as Chief Executive Officer. On May 25, 2018, management and the Board of Directors, committed the Company to an exit/disposal plan of the MMA promotion business because it did not believe the MMA business unit could generate sufficient operating cash flows to fund the ongoing operations. On June 6, 2018, the Company’s board of directors appointed John Price, the Company’s CFO, Co-President of the Company.

As of the date of this filing, the Company has disposed of the following promotion businesses:

•	CFFC
•	HFC
•	COGA
•	Shogun
•	V3
•	ITFS
•	FCOC
•	NFC
•	Fight Time

As of the date of this filing, the Company owns the rights to the Victory Promotion. Refer to “Note 11 Subsequent Events”.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity and Going Concern

The Company’s primary need for liquidity is to fund the working capital needs of the business, and general corporate purposes. The Company has incurred losses and experienced negative operating cash flows since the inception of operations in October 2016.

In August 2017, the Company completed a capital raise of $1.5 million through the private placement of 1,500,000 units, which consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.50. The funds were used for operating capital and a business acquisition.

In October and November 2017, the Company completed a capital raise of $487,500 through the private placement of 390,000 units, which consisted of one share of common stock and 0.50 of a warrant to purchase one share common stock at an exercise price of $1.75, (an aggregate of 195,000 warrants). The funds were used for operating capital.

In December 2017, the Company entered into a promissory note with an individual for $300,000 of borrowings for operating capital leading up to our public offering in January 2018.

In January 2018, the Company completed a capital raise of $2.15 million gross, through the public placement of 2,150,000 units, which consisted of one share of common stock and .90 of a warrant to purchase common stock at an exercise price of $1.10, (an aggregate of 1,935,000 warrants). The warrant exercise price ratcheted down to $0.31 in June 2018 and down to $0.29 in July 2018. The funds were used for operating capital.

In February 2018, the underwriter exercised their overallotment option resulting in the sale of an additional 50,000 shares for $50,000 and issuance of an additional 272,500 warrants.

In January 2018, the Company paid $345,000 to the promissory note holder of December 2017 as full payment of principal and interest.

In April 2018, the Company entered into promissory note agreements with each of Joseph Gamberale and Joel Tracy, board members, for $150,000, respectively, for total borrowings of $300,000. The funds were used for operating capital.

In May 2018, the Company entered into a promissory note with an individual for $200,000 of borrowings for operating capital.

In June 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with SC Worx Acquisition Corp. (n/k/a SCWorx Corp), under which it agreed to sell up to $1 million in principal amount of convertible notes and warrants to purchase up to 671,142 shares of common stock. The note is convertible into shares of common stock at a conversion price of $0.3725 and the warrants have an exercise price of $0.3725. On June 29, 2018, the Company sold SCWorx convertible notes in the principal amount of $500,000 and warrants to purchase 335,570 shares of common stock, for an aggregate purchase price of $500,000. The Note bears interest at 10% annually and matures on June 27, 2019. SCWorx has agreed in the SPA to fund (i) a second tranche of $250,000 upon the signing of a merger agreement with the Purchaser and (ii) a third tranche of $250,000 upon mutual agreement of the Purchaser and Company. Refer to “Note 11 Subsequent Events”.

The Company currently has virtually no cash on hand, has an accumulated deficit of approximately $29 million, has consistently experienced quarterly net losses and negative cash flows, and is operating with negative working capital, all indicating there is substantial doubt with respect to our ability to continue as a going concern. As of the date of this report, the Company has insufficient cash to support the business for at least one year from the date of this report. Unless the Company can generate sufficient revenue to cover operating costs, which it has not been able to do, it will need to continue to raise capital by selling shares of common stock or by borrowing funds. Management cannot provide any assurances that the Company will generate sufficient revenue to continue as a going concern or that it will be successful in raising capital on commercially reasonable terms or at all.

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2017 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations, changes in stockholders’ equity and cash flows as of and for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on April 16, 2018 (the “Form 10-K”). The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2018 or any future period and the Company makes no representations related thereto.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, the valuation and recognition of stock-based compensation expense, loss contingencies, discontinued operations and income taxes. Actual results could differ materially from those estimates.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2018, as compared to the Significant accounting policies described in the Form 10-K with the exception of the revenue recognition policy.

Revenue Recognition

Promotion Revenue

The Company recognized revenue, net of sales tax, when it satisfies a performance obligation by transferring control over a product or service to a customer. Revenue from admission, sponsorship, pay per view (“PPV”), apparel, and concession are recognized at a point in time when an event is exhibited to a customer live or PPV, and when a customer takes possession of apparel or food and beverage offerings. Promotion revenue is a component of discontinued operations.

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

During the three and six months ended June 30, 2018, the Company recorded a goodwill impairment charge within the Athlete Management segment of $1.5 million.

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

During the three and six months ended June 30, 2018, the Company recorded an intangible impairment charge of $413,583.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. Discontinued Operations

On May 25, 2018, the Company commenced cessation of all the professional MMA promotion operations and supporting functions including ASM and began a plan of disposition. This action included the termination of all promotion and support employees. As of June 30, 2018, all the MMA promotions were either disposed or ceased operations.

The Company has reported the results of operations and financial position of the discontinued professional MMA business in discontinued operations within the condensed consolidated statements of operations and condensed consolidated balance sheets for all periods presented.

The results from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June	June 30,	June 30,
	2018	2017	2018	2017
Revenue, net	$517,106	$755,782	$1,291,290	$1,247,572
Cost of revenue	356,229	446,370	962,995	793,461
Gross margin	160,877	309,412	328,295	454,111
Operating expenses:
General and administrative	729,124	1,265,836	1,600,322	2,652,764
Professional and consulting fees	—	—	925	471
Other expense	—	56	—	455
Total operating expenses	729,124	1,265,892	1,601,247	2,653,690
Loss from operations	(568,247)	(956,480)	(1,272,952)	(2,199,579)
Gain on disposal	515,546	—	515,546	—
Loss on disposal	(4,521,288)	—	(7,307,194)	—
Loss before income tax benefit	(4,573,989)	(956,480)	(8,064,600)	(2,199,579)
Income tax benefit	—	—	23,943	—
Loss from discontinued operations	$(4,573,989)	$(956,480)	$(8,040,657)	$(2,199,579)

In May 2018, the Company announced the cessation of the professional MMA promotion business. As part of these actions, the Company defaulted on the lease obligation for the Cherry Hill, New Jersey office, refer to “Note 7 Commitments and contingencies”.

As part of the cessation of its professional MMA promotion business, the Company disposed of all long-lived fixed assets and realized a loss on disposal of approximately $223,000.

The Company sold all the professional MMA promotion businesses, with the exception of Victory, to the former business owners and terminated/settled existing employment agreements with these former AMMA employees. In relation to the disposal of HFC, COGA, Shogun, V3, ITFS, and FCOC, the Company disposed of the MMA assets, recorded a $15,000 receivable related to the sale of a business, incurred approximately $246,000 of additional liabilities related to severance payments to former employees, settled the $310,000 earn-out liability related to the Shogun acquisition with the issuance of 366,072 common stock options with a Black-Scholes value of $94,000, issued 30,000 common stock options to a promoter as severance, and agreed to issue 75,000 common stock options to a former employee in connection with termination. The Company realized a gain of approximately $160,000 related to the settlement of outstanding accounts payable and $273,000 related to settlement with a promoter of customer payments. Additionally, the Company has abandoned the Cherry Hill, New Jersey promotion office and recorded a $167,500 charge for the remaining contractual lease payments.

The current assets, long-term assets, current liabilities and long-term liabilities of discontinued operations were as follows:

	June 30, 2018	December 31, 2017
Cash	$—	$90,772
Accounts receivable, net	—	101,195
Other receivables	—	7,254
Current assets - discontinued operations	$—	$199,221

	June 30, 2018	December 31, 2017

Property and equipment, net	$—	$259,463
Intangible assets, net	—	2,414,844
Goodwill	—	4,440,932
Long-term assets - discontinued operations	$—	$7,115,239

	June 30, 2018	December 31, 2017

Accounts payable	$—	$11,022
Accrued liabilities	413,766	371,680
Current liabilities - discontinued operations	$413,766	$382,702

	June 30, 2018	December 31, 2017

Long-term deferred tax liability	$—	$23,943
Long-term liabilities - discontinued operations	$—	$23,943

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Business Combinations

During 2017, we completed several business acquisitions. We have included the financial results of these business acquisitions in our unaudited condensed consolidated financial statements from their respective dates of acquisition. Goodwill generated from all business acquisitions was primarily attributable to expected synergies from future growth and potential monetization opportunities.

All acquisitions have been accounted for as business acquisitions, under the acquisition method of accounting.

In connection with respective asset purchase agreements, the Company entered into trademark license agreements to license the trademark used by the underlying MMA business.

The Company completed no acquisitions during the six months ended June 30, 2018.

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

During the three months ended June 30, 2018, the Company recognized an impairment charge of the net intangible assets and goodwill and fully wrote off these assets.

Final Purchase Allocation – Fight Time Promotions

As consideration for the acquisition of the MMA promotion business of Fight Time, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
Fight Time	$84,000	74,667	$371,468

In connection with the business acquisition, 28,000 shares of the 74,667 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of Fight Time post-closing. If the gross profit of Fight Time was less than $60,000 during fiscal year 2017, all 28,000 shares held in escrow were to be forfeited. During the first quarter 2018, Management entered a separation agreement with the former owner of Fight Time and released the shares held under escrow.

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

In connection with the business acquisition, 81,991 shares of the 273,304 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of NFC post-closing. Accordingly, if the gross profit of NFC was less than $100,000 during the 12-month period following the acquisition, all 81,991 shares held in escrow will be forfeited. Management determined the target earn out threshold was not met and as a result, Management anticipates the shares issued in conjunction with the earn out will be returned to the Company, subject to the respective purchase agreement.

The following table reflects the final allocation of the purchase price for the business of NFC to identifiable assets, intangible assets, goodwill and identifiable liabilities:

Final Fair Value
Cash	$—
Accounts receivable	—
Fixed assets	20,000
Intangible assets	180,000
Goodwill	306,227
Total identifiable assets	$506,227
Total identifiable liabilities	—
Total purchase price	$506,227

In conjunction with the cessation of the MMA operations, the Company wrote off the residual intangible and tangible assets which is included as a component of discontinued operations – loss on disposal.

Final Purchase Allocation – Fight Club OC

As consideration for the acquisition of the MMA promotion business of Fight Club OC, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
Fight Club OC	$207,900	693,000	$1,018,710

In connection with the business acquisition, 258,818 shares of the 693,000 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of Fight Club OC post-closing. Accordingly, in the event the gross profit of Fight Club OC is less than $148,500 during the 12-month period following the acquisition, all 258,818 shares held in escrow will be forfeited. In conjunction with the settlement with the former owner of Fight Club OC, Roy Englebrecht, the shares held in escrow were released as part of the separation agreement. Among the assets purchased is a cash balance of $159,000 related to customer deposits on ticket sales for future 2017 MMA promotion events.

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

In conjunction with the cessation of the MMA operations, the Company wrote off the residual intangible and tangible assets which is included as a component of discontinued operations – loss on disposal.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Final Purchase Allocation – Victory Fighting Championship

As consideration for the acquisition of the MMA promotion business of Victory, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
Victory Fighting Championship	$180,000	267,891	$822,938

In connection with the business acquisition, 121,699 shares of the 267,891 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of Victory post-closing. Accordingly, in the event the gross profit of Victory is less than $140,000 during the 12-month period following the acquisition, all 121,699 shares held in escrow will be forfeited. Additionally, 146,192 shares were placed into a separate escrow to indemnify the Company for potential additional expenses incurred by Victory prior to the acquisition and to cover any uncollectible accounts receivable. Management determined the target earn out threshold was not met and as a result, management anticipates the shares issued in conjunction with the earn out will be returned to the Company, subject to the respective purchase agreement.

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

In conjunction with the cessation of the MMA operations, the Company wrote off the residual intangible and tangible assets which is included as a component of discontinued operations – loss on disposal.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Goodwill and Purchased Identifiable Intangible Assets

Goodwill

In May 2018, the Company ceased all professional MMA promotion operations and committed to an exit/disposal plan of the promotion businesses. In conjuction with the discontinued operations, $4,440,932 of Goodwill was classified as Long term assets - discontinued operations within the December 31, 2017, condensed consolidated balance sheet, which was disposed of during the second quarter 2018. Refer to “Note 3 Discontinued Operations".

During the three and six months ended June 30, 2018, the Company recorded a goodwill impairment of $1.5 million within the Athlete Management Segment. The impairment was identified as part of Management’s review of impairment indicators. Accordingly, it was determined that the recoverable value of the reporting unit was less than the carrying value and therefore, an impairment loss was recorded.

Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2018 is as follows:

Balance as of December 31, 2017	$1,522,605
Impairment – goodwill	(1,522,605)
Balance as of June 30, 2018	$—

Intangible Assets

During the three and six months ended June 30, 2018, the Company recorded an intangible impairment charge of $413,583 related to the write down of the ticketing software, trademark and brand, fighter contracts, promoter relationships and sponsor relationships acquired intangible assets from the CageTix and SuckerPunch business acquisitions.

The change in the carrying amounts of intangible assets for the six months ended June 30, 2018 is as follows:

Balance as of December 31, 2017	$472,250
Amortization	58,667
Impairment – intangibles	413,583
Balance as of June 30, 2018	$—

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identified intangible assets consist of the following:

		June 30, 2018				December 31, 2017
Intangible assets	Useful Life	Gross Assets	Accumulated Amortization	Impairment	Net	Gross Assets	Accumulated Amortization	Net
Ticketing software	3 years	$90,000	$(52,500)	$37,500	$—	$90,000	$(37,500)	$52,500
Trademark and brand	3 years	50,000	(25,000)	25,000	—	50,000	(16,667)	33,333
Fighter contracts	3 years	140,000	(21,000)	119,000	—	140,000	(14,000)	126,000
Promoter relationships	6 years	277,099	(57,516)	219,583	—	277,099	(31,682)	245,417
Sponsor relationships	4 years	20,000	(7,500)	12,500	—	20,000	(5,000)	15,000
Total intangible assets, gross		$577,099	$(163,516)	$413,583	$—	$577,099	$(104,849)	$472,250

Amortization expense for the three months ended June 30, 2018 and 2017, was $29,333 and $29,333, respectively.

Amortization expense for the six months ended June 30, 2018 and 2017, was $58,667 and $58,667, respectively.

In May 2018, the Company ceased all professional MMA promotion operations and committed to an exit/disposal plan of the promotion business. In conjunction with the discontinued operations, $2.4 million of intangible assets, net, were classified as long term assets - discontinued operations within the December 31, 2017, condensed consolidated balance sheet, which were disposed of during the second quarter 2018.

As of June 30, 2018, the balance of intangible assets was $0.

Note 6. Debt

Notes Payable

In December 2017, the Company issued a promissory note to an individual for $300,000 of borrowings for operating capital leading up to our public offering in January 2018. The note had a maturity of 30 days and was paid in full at maturity in January 2018 including interest of $45,000. The note was personally guaranteed by Joseph Gamberale, one of our board members.

In May 2018, the Company issued a promissory note to an individual for $90,000 of borrowings for operating capital. The note had a maturity of June 30, 2018 and was paid in full in June 2018, including interest of $625. The note was secured by our common shares in Round Table Creative, Inc., (d/b/a “SuckerPunch Entertainment”).

On May 9, 2018, the Company borrowed $200,000 from an individual pursuant to a promissory note. The note bears interest at 40% annually and initially matured on June 25, 2018. In June 2018, the note holder agreed to extend the maturity to December 31, 2018. Mr. Gamberale personally guaranteed the note and Mr. Gamberale and Mr. Tracy agreed to subordinate their existing notes to the repayment of this note.

On June 28, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with SCWorx Acquisition Corp. (“Purchaser”), under which the Company agreed to sell up to $1M in principal amount of convertible notes and Warrants to purchase up to 671,142 shares of common stock. The Note is convertible into shares of common stock at a conversion price of $0.3725 and the Warrants are exercisable for shares of common stock at an exercise price of $0.3725.

On June 29, 2018, the Company sold the Purchaser convertible notes in the principal amount of $500,000 and warrants to purchase 335,570 shares of common stock, for an aggregate purchase price of $500,000. The Note bears interest at 10% annually and matures on June 27, 2019. The Purchaser has agreed in the SPA to fund (i) a second tranche of $250,000 upon the signing of a merger agreement with the Purchaser and (ii) a third tranche of $250,000 upon mutual agreement of the Purchaser and Company. Refer to Note 11 - Subsequent Events.

Repayment of the note is subject to acceleration in certain circumstances. In the event of a default under the Note, the Company is required to pay an amount equal to 110% of all amounts due under the Note. Negative covenants in the Note include restrictions on incurring additional indebtedness and sales of assets without approval of the outside directors. The note may be prepaid at any time following issuance, subject to payment of a variable premium ranging between 10% (redemption within 90 days of issuance) and 20% (redemption after 90 days). If the Company enters into a merger/acquisition transaction or change of control transaction with a party other than the Purchaser, then the Purchaser shall have the option to have the outstanding Notes and Warrants redeemed for an amount of cash equal to their “Black Scholes Value.”

The Company applied a portion of the proceeds of the $500,000 note to repay the aforementioned $90,000 promissory note. Accordingly, the lien on the capital stock of SuckerPunch Entertainment has been released and the Company now owns that capital stock free and clear of all liens.

As of June 30, 2018, the Company received $554,375 under the agreement, of which $54,375 was remitted back to the purchaser in July 2018 as it was erroneously funded.

Related Party Promissory Notes

On April 10, 2018, the Company borrowed a total of $300,000 from two of its board members, Joseph Gamberale and Joel Tracy, pursuant to promissory notes of $150,000, respectively. The notes bear interest at 12% annually and mature May 21, 2018. Mr. Gamberale personally guaranteed Mr. Tracy’s Note.

On May 21, 2018 Mr. Gamberale agreed to extend the maturity to August 31, 2018. The repayment of this note is subordinate to the $200,000 promissory note of May 9, 2018. In July 2018, Mr. Gamberale agreed to convert his note to common shares (at a rate of $.3725 per share) and warrants (25% warrant coverage with an exercise price of $.3725 per share) (same terms as the SCWorx investment).

On May 21, 2018 Mr. Tracy agreed to extend the maturity to December 31, 2018.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Commitments and Contingencies

Operating Leases

The Company does not own any real property. The Company’s principal executive offices are located at an office complex in New York, New York, comprised of approximately twenty thousand square feet of shared office space and services that we are leasing.  The lease had an original one-year term that commenced on December 1, 2015, which was renewed until November 30, 2018. The lease allows for the limited use of private offices, conference rooms, mail handling, videoconferencing, and certain other business services.

In November 2016, the Company entered a sublease agreement for office and video production space in Cherry Hill, New Jersey. The lease originally expired on June 30, 2019. In June 2018, the Company abandoned the facility and on June 21, 2018 the sub-landlord filed suit against the Company for non-payment of rent. Currently the Company is in negotiations to settle the remaining payments due under the leases and has accrued the remaining amount due of $167,475, at June 30, 2018, within current liabilities - discontinued operations of the condensed consolidated balance sheet.

With the acquisition of FCOC, the Company assumed a lease for office space in Orange County, California. The lease originally expires in September 2018. In conjunction with the discontinued operations the Company agreed to sell Fight Club OC to the former owner Roy Englebrecht which included the Orange County, California office lease.

Lease expense for the Cherry Hill, New Jersey and Orange County, CA facilities is included as a component of discontinued operation - general and administrative expense.

Each of the acquired businesses operated from home offices or shared office space arrangements.

Warrants

In conjunction with the stock offering completed in January 2018, the Company issued warrants with a provision requiring the Company to pay the warrant holder the Black - Scholes value of the warrant upon a fundamental transaction. On August 20, 2018, the Company entered into a stock Exchange Agreement with SC Work Corp. which upon closing will qualify as a fundamental transaction within the warrant agreement. For illustration purposes only, if the stock price at closing was $0.67, the Black - Scholes value world approximate $0.53 per share based upon todays volatility and risk-free interest rate. As of August 30, 2018, there were 1,742,250 warrants outstanding which are subject to this Black – Scholes payout provision.

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

In April and May 2017, respectively, two purported securities class action complaints—Shapiro v. Alliance MMA, Inc., No. 1:17-cv-2583 (D.N.J.), and Shulman v. Alliance MMA, Inc., No. 1:17-cv-3282 (S.D.N.Y.)—were filed against the Company and certain of its officers in the United States District Court for the District of New Jersey and the United States District Court for the Southern District of New York, respectively. The complaints alleged that the defendants violated certain provisions of the federal securities laws, and purported to seek damages in an amount to be alleged on behalf of a class of shareholders who purchased the Company’s common stock pursuant or traceable to the Company’s initial public offering. In July 2017, the plaintiffs in the New York action voluntarily dismissed their claim and, on March 8, 2018, the parties reached a settlement to the New Jersey action in which the carrier for our directors and officers liability insurance policy has agreed to cover Alliance’s financial obligations, including legal fees, under the settlement arrangement, subject to our payment of a deductible of $250,000, of which approximately $103,000 is included within accounts payable. The complaint is scheduled for final dismissal in October 2018.

In October 2017, a shareholder derivative claim based on the same facts that were alleged in the class action complaints was filed against the directors of the Company in the District Court for the District New Jersey; however, a complaint was not served on the defendants and, on February 2, 2018 the claim was dismissed by the District Court.

In June 2018, the landlord of our Cherry Hill, New Jersey office filed suit against the Company for non-payment of rent. Currently the Company is in negotiations to settle the remaining payments due under the lease. The Company recorded $167,000 of expense related to the lease within discontinued operations - general and administrative for the cost of the remaining payments under the lease agreement. This amount is accrued for at June 30, 2018 within the current liabilities - discontinued operations balance.

In June 2018, the Company’s former President, Robert Haydak, filed suit against the Company. The Company and Mr. Haydak resolved the suit effective July 2018 with the Company agreeing on a cash settlement of $50,000, and delivery of certain MMA promotion fixed assets. The Company has accrued the settlement as of June 30, 2018 which is included within discontinued operations - general and administrative expense and current liabilities - discontinued operations balance.

Earn Out

Management evaluated the financial performance of CFFC, COGA, HFC, Shogun, V3, CageTix, and IT Fight Series in 2017 compared to the earn out thresholds as described in the respective Asset Purchase Agreements. Based upon management’s estimates, the Company recorded an earn out liability in 2017 of approximately $310,000 related to Shogun’s financial results. In conjunction with the cessation of the professional MMA promotions, the Company sold the Shogun promotion to the former owner and settled the earn out liability with the issuance of 366,072 options with an exercise price of $0.35 per option and Black-Scholes value of $94,000.

Note 8. Stockholders’ Equity

Stock Offering

On January 9, 2018, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC, acting as sole book-running manager (the “Underwriter”), for a secondary public offering (the “Offering”) of a combination of 2,150,000 shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company, and 1,935,000 warrants to purchase 1,935,000 shares of Common Stock (the “Warrants”). Each share of Common Stock was sold in combination with a Warrant to purchase 0.90 shares of Common Stock. The Warrants have a five-year term and an original exercise price of $1.10 per share.

The warrants have a price provision (“ratchet”) in cases where the Company sells common stock or settles liabilities with equity. During June, July and August, the Company completed qualifying transactions under the SCWorx note resulting in the warrant exercise price being adjusted to $0.31 in June and $0.29, the floor exercise price, in July. Based upon ASU 2017-11, the decrease in the exercise price of the warrant has been fair valued at approximately $190,000 and accounted for as a non-cash dividend within the condensed consolidated balance sheet. The warrant also has a provision requiring the Company to pay the warrant holders the Black-Scholes value of the warrant upon consummation of a fundamental transaction. On August 20, 2018, the Company entered a stock exchange agreement with SCWorx which, upon closing, meets this definition.

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

In October and November 2017, the Company solicited subscription agreements from third parties for 390,000 units at $1.25 per unit. Each unit sold in the placement consists of one restricted share of AMMA common stock and a warrant to acquire one half a share of common stock, 195,000 shares in total, at an exercise price of $1.75 per share.

The warrant issued with the October common stock placement included a ratchet provision for cases where the Company sells common stock or settles liabilities with equity. The Company completed a transaction which resulted in the warrant exercise price being adjusted to $1.10. Based upon ASU 2017-11, the decrease in the exercise price of the warrant has been fair valued at approximately $10,000 and accounted for as a non-cash dividend within the condensed consolidated balance sheet.

Common Stock Grant

In February 2017, the Company entered a consulting arrangement with DC Consulting for management consulting services with a term of one year and included the grant of 150,000 shares subject to board of director approval. In July 2017, the Company issued the 150,000 restricted shares to DC Consulting under the arrangement and recognized stock-based compensation of approximately $148,000, the fair value of the shares on the date of issuance.

Option Grants

In August 2016, the Company entered into an employment agreement with John Price as the Company’s Chief Financial Officer. In connection with Mr. Price’s employment he was awarded a stock option grant to acquire 200,000 shares of the Company’s common stock. The stock option had a term of ten years, an exercise price of $4.50, and a grant date fair value of $364,326, and vested one third of the shares on the one year anniversary of the grant date and one third annually thereafter. The Company recognized $61,000 of stock-based compensation expense during the six months ended June 30, 2018. On June 6, 2018, the Company cancelled the original stock option grant and issued a new stock option grant to acquire 200,000 shares of the Company’s common stock. The stock option has a term of five years, an exercise price of $0.36, was vested upon grant, and had a grant date fair value of $42,000. The Company determined the fair value of the stock option using the Black - Scholes model.

On February 1, 2017, the Company entered into an employment agreement with James Byrne as the Company’s Chief Marketing Officer. In connection with Mr. Byrne’s employment he was awarded a stock option grant to acquire 100,000 shares of the Company’s common stock. The stock option has a term of 5 years, an exercise price of $3.55, and a grant date fair value of $247,882, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model. In February 2018, Mr. Byrne was terminated, and in May 2018, the Company entered a separation agreement for $25,000 and agreed to cancel Mr. Byrne’s existing stock option grant and issue a new award. On June 27, 2018, the Company issued a stock option grant outside the 2016 Equity Incentive Plan to acquire 100,000 shares of the Company’s common stock. The stock option has a term of 5 years, an exercise price of $0.31 per share, was vested upon grant, and had a grant date fair value of $17,000. The Company determined the fair value of the stock option using the Black- Scholes model.

On May 25, 2018, the Company commenced the cessation of the professional MMA promotion business. In relation to the disposal of the Iron Tiger Fight Series promotion, the Company awarded the former owner, Scott Sheeley, a stock option grant to acquire 30,000 shares of the Company’s common stock. The stock option has a term of five years, and on exercise price of $0.35 and a Black - scholes value of $7,674, which is included as a component of discontinued operations - general and administrative expense.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Option Plan

On December 19, 2016, the Board of Directors of the Company awarded stock option grants under the 2016 Equity Incentive Plan to four employees to acquire an aggregate of 200,000 shares of the Company’s common stock. The stock options have a term of 10 years and an exercise price of $3.56 per share, vest annually over three years in three equal tranches and have a grant date fair value of $497,840. The Company determined the fair value of the stock options using the Black-Scholes model. Each award was accepted by the recipient during the first quarter 2017 at which point the Company began to recognize stock-based compensation expense. In May 2018, in conjunction with the cessation of the professional MMA business, three of the employees were terminated, and 100,000 unvested options were returned to the plan. The Company recognized $21,000 and $62,000 of stock-based compensation expense during the six months ended June 30, 2018 and 2017, respectively. The Company recognized a net benefit of ($10,400) from the forfeiture of stock options during the three months ended June 30, 2018 and $31,100 of expense for the three months ended June 30, 2017.

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

In March 2018, the Board of Directors authorized a stock option grant to Robert Mazzeo, CEO and Ira Rainess EVP of Business Affairs. Mr. Mazzeo’s award was for 250,000 shares with an exercise price of $0.53 and vests upon grant. Mr. Rainess’ award was for 250,000 shares with an exercise price of $0.53 and vests upon grant. As of the date of this report the option agreements had not been issued.

On May 25, 2018, the Company commenced cessation of the professional MMA promotion business. In relation to the disposal of the Shogun promotion, the Company awarded the former owner, John Rallo, a stock option grant to acquire 366,072 shares of the Company’s common stock. The stock option was vested upon grant, has a term of five years, an exercise price of $0.35 and a Black-Scholes value of $94,000. The option award was issued as settlement of the $310,000 earn-out, the Company realized a gain of $216,000, which is included as a component of discontinued operations - general and administrative expense.

On June 6, 2018, the Company awarded Joe Gamberale, the Company’s board member, a stock option grant to acquire 150,000 shares of the Company’s common stock. The option has a term of five years, an exercise price of $0.36, and a grant date fair value of $38,000, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

On June 6, 2018, the Company awarded Joel Tracy, the Company’s board member, a stock option grant to acquire 150,000 shares of the Company’s common stock. The option has a term of five years, an exercise price of $0.36, and a grant date fair value of $38,000, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

On June 6, 2018, the Company awarded Burt Watson, the Company’s board member, a stock option grant to acquire 150,000 shares of the Company’s common stock. The option has a term of five years, an exercise price of $0.36, and a grant date fair value of $38,000, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

On June 6, 2018, the Company awarded Burt Watson, the Company’s Vice President of Operations, a stock option grant to acquire 75,000 shares of the Company’s common stock. The option has a term of five years, an exercise price of $.036, and a grant date fair value of $19,100, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

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

On March 10, 2017, the Company entered into a service agreement with World Wide Holdings and issued a warrant to acquire 250,000 shares of the Company’s common stock. The warrant has an exercise price of $4.50, term of three years and vest in equal one third increments on April 1, July 1 and October 1, 2017. The Company determined the fair value of the warrant to be $169,000 which was expensed in the second quarter 2017. The Company determined the fair value of the warrant using the Black-Scholes model.

On January 12, 2018, the Company entered into a service agreement with National Services, LLC (“National”), and issued a warrant to acquire 100,000 shares of the Company’s common stock. The warrant has an exercise price of $1.10, term of five years and was vested upon grant. The service agreement allowed National to earn up to 300,000 additional warrants, each with an exercise price of $1.10 and five-year term, based upon achieving certain designated milestones. The Company is in negotiations to terminate the agreement. The Company determined the fair value of the warrant to be $38,000 which was expensed in the first quarter 2018. The Company determined the fair value of the warrant using the Black-Scholes model.

On April 11, 2018, the Company entered into a service agreement with a consultant, and issued a warrant to acquire 100,000 shares of the Company’s common stock. The warrant has an exercise price of $1.10, term of five years and was vested upon grant. The Company determined the fair value of the warrant using the Black-Scholes model and determined the value to be $25,580, which was expensed during the second quarter 2018.

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of June 30, 2018 are:

	Warrant Grants		Stock Option Grants
	Number of Shares Subject to Warrants	Weighted-Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted-Average Exercise Price Per Share
Balance at December 31, 2017	2,239,574	$2.54	725,000	$3.15
Granted	2,742,820	0.38	1,221,072	0.35
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	(400,000)	4.03
Balance at June 30, 2018	4,982,394	$1.33	1,546,072	$0.71
Exercisable at June 30, 2018	4,982,394	$1.33	1,462,739	$0.38

As of June 30, 2018 and 2017, the total unrecognized expense for unvested stock options, net of expected forfeitures, was approximately $220,000 and $668,000, respectively. None of the unrecognized expense is related to our discontinued operations.

Stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General and administrative expense	$228,161	$230,877	$334,299	$292,353

Stock-based compensation expense included in discontinued operations for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General and administrative expense	$107,759	$10,372	$118,130	$268,625

Stock-based compensation expense categorized by the equity components for the three months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee stock options	$202,581	$61,476	$270,719	$122,952
Warrants	25,580	169,401	63,580	169,401
Common stock	-	-	-	-
	$228,161	$230,877	$334,299	$292,353

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

The following table sets forth the computation of the Company’s basic and diluted net loss from continuing operations per share and net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss from continuing operations	$(3,354,612)	$(1,347,595)	$(4,391,864)	$(2,474,329)
Non-cash dividend	200,000	—	200,000	—
Adjusted net loss from continuing operations for common shareholders	$(3,554,612)	$(1,347,595)	$(4,591,864)	$(2,474,329)
Weighted-average common shares used in computing net loss per share, basic and diluted	14,862,974	9,510,460	14,729,825	9,400,339

Net loss per share, basic and diluted	$(0.24)	$(0.14)	$(0.31)	$(0.26)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(7,928,601)	$(2,304,075)	$(12,432,521)	$(4,673,908)
Non-cash dividend	200,000	—	200,000	—
Adjusted net loss for common shareholders	$(8,128,601)	$(2,304,075)	$(12,632,521)	$(4,673,908)
Weighted-average common shares used in computing net loss per share, basic and diluted	14,862,974	9,510,460	14,729,825	9,400,339

Net loss per share, basic and diluted	$(0.55)	$(0.24)	$(0.86)	$(0.50)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options (exercise price $0.31 - $4.50 per share)	1,546,072	500,000	1,546,072	500,000
Warrants (exercise price $0.31 - $7.43)	4,646,824	565,813	4,646,824	565,813
Total common stock equivalents	6,192,896	1,065,813	6,192,896	1,065,813

Note 10. Segments

Beginning in the fourth quarter of 2017, the Company began reporting its financial results within two reportable segments: (1) Ticket Services and (2) Athlete Management. There are certain corporate overhead costs that are not allocated to these reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments. The Chief Financial Officer is the Chief Operating Decision Maker (“CODM”) as defined by the authoritative guidance on segment reporting. The Ticket Services segment includes the ticketing services business of CageTix. The Ticketing Services segment provides event ticket services to third parties promotions. The Athlete Management Segment includes the acquired athlete management business of SuckerPunch, which provides athlete management services to professional MMA fighters.

The following table sets forth the Company’s segment revenue, operating expenses and operating (loss) / income for the periods indicated:

	Three Months, Ended June 30, 2018
	Ticket Service	Athlete Management	Corporate	Total
Revenue	$24,807	$155,850	$—	$180,657
Operating expenses	37,575	176,274	3,321,420	3,535,269
Operating (loss)	$(12,768)	$(20,424)	$(3,321,420)	$(3,354,612)

	Six Months, Ended June 30, 2018
	Ticket Service	Athlete Management	Corporate	Total
Revenue	$116,140	$347,092	$25,000	$488,232
Operating expenses	78,553	302,143	4,499,400	4,880,096
Operating (loss)/income	$37,587	$44,949	$(4,474,400)	$(4,391,864)

Revenue is derived from customers within the United States and it is expected to continue to be a significant portion of revenue in future periods. Operating segments do not record inter-segment revenue.

As of June 30, 2018, all assets were held in the United States. The CODM does not evaluate operating segments using discrete asset information and we do not identify or allocate assets by operating segments.

Note 11. Subsequent Events

Legal Settlement – Robert Haydak

In June 2018, the Company’s former President, Robert Haydak, filed suit against the Company. The Company and Mr. Haydak resolved the suit effective July 2018 with the Company agreeing on a cash settlement of $50,000 and delivery of certain MMA promotion fixed assets. The Company has accrued the settlement as of June 30, 2018 which is included within discontinued operations - general and administrative expense.

Related Party Note Payable

On July 5, 2018, Joe Gamberale, a director of the Company, agreed to convert $150,000 of Company debt into 402,685 shares of common stock and warrants to purchase 100,671 shares of common stock at an exercise price of $0.3725 (the same basic terms as the SCWorx investment outlined above (a conversion rate and exercise price of $0.3725, with the same warrant coverage).

Consulting Agreement

In July 2018, the Company engaged a valuation expert to complete valuation procedures of behalf of management and the Board with a cost of $100,000.

Employee Settlement

In July 2018, the Company entered a settlement agreement, effective as of May 31, 2018, with a former employee, in relation to the termination of his employment. The Company agreed to pay the former employee $129,800 and issue a fully vested stock option grant dated July 30, 2018 for 75,000 common shares with a life of 5 years and exercise price of $0.20.

SCWorx Transactions

Pursuant to the SCWorx SPA, on July 31, 2018, the Company sold the Purchaser convertible notes in the principal amount of $60,000 and warrants to purchase 40,269 shares of common stock, for an aggregate purchase price of $60,000. The Note bears interest at 10% annually and matures on July 31, 2019. The warrant has an exercise price of $0.37525, term of five years and was vested upon grant.

On August 20, 2018, the Company entered into the Stock Exchange Agreement (SEA) with SCWorx Corp., a software as services (SAAS) company servicing the healthcare industry. Under the Agreement, the Company agreed to purchase from the SCWorx shareholders all the issued and outstanding capital stock of SCWorx, in exchange for which the Company agreed to issue at the closing that number of shares of Company common stock equal to the quotient of $50,000,000 divided by the closing price of the Company’s common stock upon the completion of the acquisition (subject to a cap of $0.67 per share).

Pursuant to the SCWorx SPA, on August 21, 2018, SCWorx funded $160,000 of the remaining $190,000 of the $250,000 tranche which was due upon execution of the Stock Exchange Agreement with SCWorx and issued warrants to purchase 127,517 shares of common stock. SCWorx has to date funded $720,000 of the aggregate $1 million contemplated by the SCWorx SPA. The warrant has an exercise price of $.3725, term of five years, and was vested upon grant.

Consummation of the transactions contemplated by the SEA is subject to satisfaction of a variety of conditions, including approval by the Company and SCWorx’ shareholders and the combined company meeting the listing qualifications for initial inclusion on the Nasdaq Stock Market.

Consequently, there is no assurance that the Company will be able to consummate the transactions contemplated by the SEA. If the Company completes the planned acquisition, management may dispose of the fighter management and ticketing businesses and focus on the SCWorx SAAS business, which is focused on streamlining the three core healthcare provider systems; Supply Chain, Financial and Clinical (EMR) enabling providers’ enterprise systems to work as one automated and seamless business management system.

SCWorx offers an advanced software solution for the management of health care providers’ foundational business applications, empowering its customers to significantly reduce costs, drive better clinical outcomes and enhance their revenue. SCWorx supports the interrelationship between the three core healthcare provider systems: Supply Chain, Financial and Clinical. This solution moves data from one application to another to drive supply cost reductions, optimize contracts, increase supply chain management (SCM) cost visibility and control rebates and contract administration fees.

Employee Separation

In August 2018, the Company entered a separation agreement with a former employee in relation to an employment agreement. The Company agreed to pay the former employee $50,000 in exchange for terminating the employment agreement.

Warrant Exercise

Subsequent to the announcement of the SCWorx acquisition, as of August 31, 2018 the Company has received warrant exercise notices resulting in the issuance of 465,000 shares and gross proceeds of approximately $135,000.

NASDAQ Notice

As previously reported, the Company has not been in compliance with Nasdaq’s minimum bid price requirement of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2), for continued listing on Nasdaq. On August 29, 2018, the Nasdaq officially notified the Company that it (i) did not meet the Nasdaq’s stockholder equity requirement of $2.5 million for continued listing, as set forth in Nasdaq Listing Rule 5550(b)(1), (ii) continues to not meet the Nasdaq’s minimum bid price requirement of $1.00 per share, for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2), and (iii) did not meet the Nasdaq periodic reporting requirement set forth in Nasdaq Listing Rule 5250(c)(1) because the Company had not as of August 29, 2018, filed this Quarterly Report on Form 10Q for the quarter ended June 30 ,2018.

As a result, per the Nasdaq Notice, the Company’s securities will be scheduled for delisting from The Nasdaq Capital Market and will be suspended at the opening of business on September 7, 2018, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market, unless the Company requests an appeal of the Nasdaq’s determination, which the Company intends to request. On August 30, 2018, the Company requested a hearing to appeal the Nasdaq’s delisting determination, which had the effect of staying the delisting during the pendency of the appeal.

However, since one of the bases for delisting set forth in the Nasdaq Notice is a delinquent periodic report, the request for an appeal stays the suspension of trading on Nasdaq for only 15 days, but the filing of the delinquent periodic report (this Quarterly Report on Form 10Q) cures this delinquency, with the effect being that the Company’s common stock should trade on Nasdaq and the delisting will be stayed during the pendency of the Company’s appeal to Nasdaq. Nevertheless, the Company also filed a request for an extended stay which, if granted, would stay the suspension of trading during the pendency of the appeal.

As noted above, the Company has noticed an appeal of the delisting determination to the Nasdaq and, in connection with such appeal, the Company intends to present to the Nasdaq the Company’s plan for meeting the Nasdaq’s original listing qualifications, in connection with the closing of the business combination of SCWorx. In order for the Company’s common stock to qualify for listing on the Nasdaq Stock Market following completion of the acquisition, the Company will be required to meet the Nasdaq’s listing standards for original listing (including among others its minimum bid price of $4 per share and minimum $5 million of stockholders’ equity).

The Company expects that, on a combined basis with SCWorx, it should be able to meet the Nasdaq’s requirements for original listing. If the Company does not prevail on appeal, the Company’s common stock would be delisted from the Nasdaq Stock Market, which would result in the failure of a closing condition to the SCWorx business combination, which, if not waived by SCWorx, would result in the termination of such transaction, which would have a material adverse effect on the Company.

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

Corporate Information

Our principal executive offices are located at 590 Madison Avenue, 21st Floor, New York, New York, 10022. Our telephone number is (212) 739-7825.

Our Business

Alliance MMA began its operations as a sports media company operating regional mixed martial arts (“MMA”) promotion business under the Alliance MMA name as well as under the trade names of the regional promoters we acquired. The fighters who participated in our MMA promotions were provided the opportunity to develop and showcase their talents for advancement to the next level of professional MMA competition. On May 25, 2018, the Board of Directors, along with management, committed the Company to an exit/disposal plan of the promotion business because it did not believe the business units were able generate sufficient operating cash flows to fund the ongoing operations. As of the date of this filing the Company has disposed of the following promotion businesses:

•	CFFC
•	HFC
•	COGA
•	Shogun
•	V3
•	ITFS
•	FCOC
•	NFC
•	Fight Time

The Company is focused on operating its fighter management business, SuckerPunch Entertainment, and MMA ticketing platform, CageTix, along with completing the acquisition of SCWorx, pursuant to the SEA executed August 20, 2018.

As of the date of this filing, the Company owns the rights to the Victory promotion.

Fighter Management

SuckerPunch Entertainment (“SuckerPunch”) – based in Northern Virginia, SuckerPunch manages over approximately 150 professional MMA fighters. Since 2007, SuckerPunch has managed several UFC titleholders including Joanna Jedrzejczyk, Jens Pulver, Carla Esparza and, most recently, Max Holloway.

Ticketing Platform

CageTix – founded in 2009, CageTix focusses its ticket sales service on the MMA industry. In addition to providing ticket services for our events, CageTix presently services many of the industry’s top U.S. mixed martial arts events.

Enhancing the CageTix Ticketing Platform

The CageTix platform provides significant benefits to third party MMA promotions, including the security of credit/debit card sales processing; immediate revenue recognition; real time sales reporting; and sales audit and compliance tracking for tax and regulatory authorities.

Proposed SCWorx Acquistion

As described elsewhere in this Report, on August 20, 2018, the Company entered into a Stock Exchange Agreement (SEA) with SCWorx Corp., a software as services (“SAAS”) company servicing the healthcare industry, under which the Company agreed to purchase from the SCWorx shareholders all the issued and outstanding capital stock of SCWorx, in exchange for which the Company agreed to issue at the closing that number of shares of Company common stock equal to the quotient of $50,000,000 divided by the closing price of the Company’s common stock upon the completion of the acquisition (subject to a cap of $.67 per share). Consummation of the transactions contemplated by the SEA is subject to satisfaction of a variety of conditions, including approval by the Company and SCWorx’ shareholders and the combined company meeting the listing qualifications for initial inclusion on the Nasdaq Stock Market.

Consequently, there is no assurance that the Company will be able to consummate the transactions contemplated by the SEA. If the Company completes the planned acquisition, management may dispose of the fighter management and ticketing businesses and focus on the SCWorx SAAS business, which is focused on streamlining the three core healthcare provider systems; Supply Chain, Financial and Clinical (EMR) enabling providers’ enterprise systems to work as one automated and seamless business management system.

SCWorx offers an advanced software solution for the management of health care providers’ foundational business applications, empowering its customers to significantly reduce costs, drive better clinical outcomes and enhance their revenue. SCWorx supports the interrelationship between the three core healthcare provider systems: Supply Chain, Financial and Clinical. This solution moves data from one application to another to drive supply cost reductions, optimize contracts, increase supply chain management (SCM) cost visibility and control rebates and contract administration fees.

Results of Operations - Alliance MMA – 3 months ended June 30, 2018

Revenues

Our revenue is derived from ticket services from CageTix, and from management commissions associated with fighter purses, personal brand sponsorships and ancillary activities from SuckerPunch.

Revenue for the three months ended June 30, 2018 was $181,000. Revenue from ticket services totaled $25,000, and revenue from fighter-related commission was $156,000.

Revenue for the three months ended June 30, 2017 was $359,000. Revenue from ticket services totaled $61,000 and revenue from fighter-related commission was $298,000.

The decrease in revenue is primarily related to our financial condition and limited working capital to support the businesses. Given our limited financial resources we expect revenue from these businesses to continue to decline.

Expenses

General and administrative expenses decreased $188,000 to $1.1 million for the three months ended June 30, 2018 compared to $1.3 million for the same period in 2017. Salary and wages decreased $286,000 as we began to reduce executive head count in February 2018 with major head count reduction in May 2018. We expect salary and wage expenses to decline further due to headcount reductions implemented beginning in late May 2018. Insurance increased $53,000 as the Company adjusted for additional coverage for 2018. Travel expense increased $59,000.

Impairment expense increased $413,583 for the three months ended June 30, 2018, compared to $0 in the same period of 2017, as we impaired the intangible assets associated with the CageTix and SuckerPunch acquisitions.

Impairment – goodwill expense increased $1.5 million for the three months ended June 30, 2018, compared to $0 in the same period of 2017, as we impaired the goodwill associated with the SuckerPunch acquisition.

Professional and consulting expenses increased approximate $166,000 to $432,000 for the three months ended June 30, 2018 compared to $266,000 in the same period of 2017. The increased in these expenses was due primarily to an increase of $113,000 in accounting fees, $87,000 increase in legal fees offset by a $51,000 reduction in investor relation expense. We expect legal and accounting fees to continue to increase as we pursue the completion of the planned SCWorx acquisition transaction described elsewhere in this Report.

In May 2018, the Company ceased all professional MMA operations to focus on our Athlete Management and Ticketing businesses. In connection with these activities we incurred $4.6 million of discontinued operations expenses and $956,000 in 2017 of which $4.5 million and $0 were related to loss on disposal, and $515,000 and $0 were related to gain on disposal, respectively.

Results of Operations - Alliance MMA – 6 months ended June 30, 2018

Revenues

Our revenue is derived from ticket services from CageTix, and from management commissions associated with fighter purses, personal brand sponsorships and ancillary activities from SuckerPunch.

Revenue for the six months ended June 30, 2018 was $488,000. Revenue from ticket services totaled $116,000, revenue from fighter-related commission was $347,000 and corporate sponsorship revenue was $25,000.

Revenue for the six months ended June 30, 2017 was $622,000. Revenue from ticket services totaled $120,000 and revenue from fighter-related commission was $484,000 and corporate sponsorship revenue was $18,000.

The decrease in revenue is primarily related to our financial condition and limited working capital to support the businesses.

Expenses

General and administrative expenses decreased approximately $130,000 to $2.0 million for the six months ended June 30, 2018 compared to $2.1 million in the same period of 2017. Salary and wages decreased $307,000 as we began to reduce executive head count in February 2018 with major head count reduction in May 2018. Insurance increased $68,000 as the Company adjusted for additional coverage for 2018. Stock based compensation increased $42,000 as the Company issued equity awards in 2018, IT supplies increased $36,000, travel increased $27,000 and other expenses increased $51,000.

Impairment expense increased $413,583 for the six months ended June 30, 2018, compared to $0 in the same period of 2017, as we impaired the intangible assets associated with the CageTix and SuckerPunch acquisitions.

Impairment – goodwill expense increased $1.5 million for the six months ended June 30, 2018, compared to $0 in the same period of 2017, as we impaired the goodwill associated with the CageTix and SuckerPunch acquisitions.

Professional and consulting expenses increased approximate $142,000 to $836,000 for the three months ended June 30, 2018 compared to $694,000 in the same period of 2017. The increased in these expenses was due primarily to an increase of $52,000 in accounting fees, $12,000 increase in legal fees and a $56,000 increase in investor relation and SEC expenses. We expect legal and accounting fees to continue to increase as we pursue the completion of the planned SCWorx acquisition transaction.

In May 2018, the Company ceased all professional MMA operations to focus on our Athlete Management and Ticketing businesses. In connection with these activities we incurred $8.0 million of discontinued operations expenses and $2.2 million in 2017 of which $7.3 million and $0 were related to loss on disposal, and $515,000 and $0 were related to gain on disposal, respectively.

Liquidity and Capital Resources

Our operations have generated negative cash flows since inception, Consequently, our primary source of cash has been from the issuance of common stock in conjunction with our IPO completed in October 2016, sales of our common stock and warrants to purchase common stock issued in private placements in July, August and October 2017 and public offering in January 2018 as well as advances in April and May 2018 under promissory notes with two of our board members and a shareholder, and a convertible note financing provided by SCWorx. In spite of having completed these financing transactions, due to our operations generating significant negative cash flows, we currently have virtually no cash on hand. Consequently, in order for us to continue as a going concern, we need to raise additional capital almost immediately. In order to alleviate this capital deficiency, we are actively seeking additional financing in the form of additional debt and/or equity. We cannot assure you that we will be able to raise sufficient additional funds in a timely fashion, or at all, to enable us to continue as a going concern. Nor can we assure you that any funds we are able to raise will be on commercially reasonable terms.

In order for us to be able to continue as a going concern so that we can complete the SCWorx acquisition and execute our business plan successfully, in addition to short term capital needed to maintain our status as a going concern, we will need substantial additional financing in the near term. The Company currently has virtually no cash on hand, an accumulated deficit of $29.0 million, historical operating losses and, since inception, consistently negative operating cash flows, indicating a substantial doubt with respect to our ability to continue as a going concern for at least one year from the date of this report. We intend to fund the operating deficits through debt and or equity financings until such time as we are able to complete the SCWorx acquisition and generate positive cash flows from operating activities. We cannot assure you we will be able to secure addition debt and or equity financing on commercially reasonable terms or at all or that we will be able to complete the SCWorx acquisition.

As of June 30, 2018, our cash balance was $456,000 which consists primarily of cash on deposit with banks. As of the filing of this report, we had virtually no cash on hand. During the second quarter of 2018, our principal uses of cash consisted of paying off a note and paying for operating expenses and outstanding payables. As noted above, we currently do not have sufficient capital resources to continue our operations, and thus we have an immediate and urgent need for additional capital.

The Company has entered into a number of negotiated settlements with vendors and former employees, which provide for payments upon the closing of the SCWorx Acquisition. The aggregate amount owed under these settlement agreements payable upon closing of the SCWorx transaction is approximately $464,000 and the issuance of 75,000 options with an exercise price of $0.20 and 5 year life.

As disclosed above, in conjunction with the stock offering completed in January 2018, the Company issued warrants with a provision requiring the Company to pay the warrant holder the Black - Scholes value of the warrant upon a fundamental transaction. On August 20, 2018, the Company entered into a stock Exchange Agreement with SCWorx which upon closing will qualify as a fundamental transaction within the warrant agreement. For illustration purposes only, if the stock price at closing was $0.67, the Black - Scholes value world approximate $0.53 per share based upon todays volatility and risk-free interest rate. As of the date hereof, there were 1,742,250 warrants outstanding which are subject to this Black – Scholes payout provision.

	6 Months Ended June 30,
	2018	2017
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(2,479,961)	$(3,136,129)
Net cash used in investing activities	(21,849)	(761,262)
Net cash provided by financing activities	2,700,375	—
Net increase/(decrease) in cash	$198,565	$(3,897,391)

The operations of Alliance to date have resulted in losses and negative operating cash flows. During the first quarter of 2018, the Company began a cost reduction plan resulting in the termination of employment of several executives and other personnel, renegotiating or terminating contracts and similar cost cutting activities. During the second quarter of 2018, the Company ceased the professional MMA operations and terminated all MMA promoters and support staff including ASM. As of the date of this filing, the Company has six employees focused on the Athlete Management and MMA Ticketing Platform.

Operating Activities

Cash used in operating activities was $2.5 million for the six months ended June 30, 2018, mainly related to the net loss of $12.4 million, an increase of $19,000 in accounts receivable, and a decrease in prepaid and other assets of $46,000, partially offset by an increase in accounts payable of $97,000, non-cash stock based compensation expense of $334,000, non-cash amortization of $59,000, non-cash impairment of $1.9 million and loss from discontinued operations of $8.0 million.

Cash used in operating activities was $3.1 million for the six months ended June 30, 2017, mainly related to the net loss of $4.7 million, an increase in prepaids of $33,000, non-cash amortization of $314,000 related to amortization of acquired intangible assets, non-cash stock-based compensation of $561,000 related to various equity awards to employees and non-employees, partially offset by a decrease in accounts receivable of $212,000, an increase in accounts payable of $289,000, and loss from discontinued operations of $2.2 million.

Investing Activities

Cash used in investing activities was $22,000 for the six months ended June 30, 2018, related to the acquisition of capital assets in discontinued operations of $22,000.

Cash used in investing activities was $357,500 for the six months ended June 30, 2017, due primarily to the acquisitions of Sucker Punch. Cash used in investing activities of discontinued operations was $404,000 related to the acquisition of the Fight Time, NFC and Fight Club OC promotion businesses.

Financing Activities

Cash provided by financing activities was $2.7 million for the six months ended June 30, 2018, primarily related to a registered public offering of our securities, which provided $1.9 million of capital. In January 2018, the Company completed a public offering of 2,150,000 units for $1.00 per unit. Each unit included one share of Alliance MMA common stock and 0.9 warrants to purchase common stock, totaling 1,935,000 warrants. The gross proceeds to the Company was approximately $2,150,000 before underwriter discounts, commissions and offering expenses. The Company signed two note agreements during the period, each for $150,000 with two of our Board members and one with a third party for $90,000. Additionally, through the date of this report, the Company sold an aggregate of $750,000 of convertible notes to the Purchaser pursuant to the SPA of which $720,000 has been funded and a promissory note for $200,000. This increase was offset by the repayment of our note payable of $300,000 and $90,000.

Cash provided by financing activities was $0 for the six months ended June 30, 2017.

Contractual Cash Obligations

	Payments Due by Period
	Total	Remainder of 2018
Operating lease obligations	$1,845	$1,845

The amounts reflected in the table above for operating lease obligations represent aggregate future minimum lease payments under non-cancelable facility leases.

See Note 7- “Commitments and Contingencies” of the notes to unaudited condensed consolidated financial statements for additional detail.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2018 there was a change to our revenue recognition policy. See Note 2 - “Summary of Significant Accounting Policies” of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Recent Accounting Pronouncements

Refer to “Note 2- Recent Accounting Pronouncements” of the notes to unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of June 30, 2018, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

Notwithstanding the foregoing, our management, including our Chief Financial Officer, has concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April and May 2017, respectively, two purported securities class action complaints—Shapiro v. Alliance MMA, Inc., No. 1:17-cv-2583 (D.N.J.), and Shulman v. Alliance MMA, Inc., No. 1:17-cv-3282 (S.D.N.Y.)—were filed against the Company and certain of its officers in the United States District Court for the District of New Jersey and the United States District Court for the Southern District of New York, respectively. The complaints alleged that the defendants violated certain provisions of the federal securities laws, and purported to seek damages in an amount to be alleged on behalf of a class of shareholders who purchased the Company’s common stock pursuant or traceable to the Company’s initial public offering. In July 2017, the plaintiffs in the New York action voluntarily dismissed their claim and, on March 8, 2018, the parties reached a settlement to the New Jersey action in which the carrier for our directors and officers liability insurance policy has agreed to cover Alliance’s financial obligations, including legal fees, under the settlement arrangement, less a deductible of $250,000. The complaint is scheduled for final dismissal in October 2017.

In October 2017, a shareholder derivative claim based on the same facts that were alleged in the class action complaints was filed against the directors of the Company in the District Court for the District New Jersey; however, a complaint was not served on the defendants and, on February 2, 2018 the claim was dismissed by the District Court.

In June 2018, the landlord of our Cherry Hill, New Jersey office filed suit against the Company for non-payment of rent. Currently the Company is in negotiations to settle the remaining payments due under the lease.

In June 2018, the Company’s former President, Robert Haydak, filed suit against the Company. The Company and Mr. Haydak resolved the suit effective July 2018 with the Company agreeing on a cash settlement of $50,000 and delivery of certain MMA promotion fixed assets and the Company has accrued the settlement as of June 30, 2018.

Item 1A. Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

In connection with the previously reported planned exit/disposal activities, the Company sold all the professional MMA promotion businesses, with the exception of Victory, to the former business owners and terminated/settled existing employment agreements with these former AMMA employees. In relation to the disposal of HFC, COGA, Shogun, V3, ITFS, and FCOC, the Company disposed of the MMA assets, recorded a $15,000 receivable related to the sale of a business, incurred approximately $246,000 of liabilities related to severance payments to former employees, settled the $310,000 earn-out liability related to the Shogun acquisition with the issuance of 366,072 common stock options with a Black-Scholes value of $94,000, issued 30,000 common stock options to a promoter as severance, and agreed to issue 75,000 common stock options to a former employee in connection with termination. The Company realized a gain of approximately $160,000 related to the settlement of outstanding accounts payable and $273,000 related to settlement with a promoter of customer payments. Additionally, the Company has abandoned the Cherry Hill, New Jersey promotion office and recorded a $167,500 charge for the remaining contractual lease payments.

On August 20, 2018, the Company entered into the Stock Exchange Agreement (SEA) with SCWorx Corp., a software as services (SaaS) company servicing the healthcare industry. Under the Agreement, the Company agreed to purchase from the SCWorx shareholders all the issued and outstanding capital stock of SCWorx, in exchange for which the Company agreed to issue at the closing that number of shares of Company common stock equal to the quotient of $50,000,000 divided by the closing price of the Company’s common stock upon the completion of the acquisition (subject to a cap of $.67 per share). Consummation of the transactions contemplated by the SEA is subject to satisfaction of a variety of conditions, including approval by the Company and SCWorx’ shareholders and the combined company meeting the listing qualifications for initial inclusion on the Nasdaq Stock Market. Upon completion of the transaction, SCWorx’ management will take over management of the Company.

Pursuant to the SCWorx SPA, on or about August 20, 2018, SCWorx funded $160,000 of the remaining $190,000 of the $250,000 tranche due upon execution of the SEA with SCWorx. SCWorx has to date funded $720,000 of the aggregate $1 million contemplated by the SCWorx SPA.

As previously reported, the Company has not been in compliance with Nasdaq’s minimum bid price requirement of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2), for continued listing on Nasdaq. On August 29, 2018, the Nasdaq officially notified the Company that it (i) did not meet the Nasdaq’s stockholder equity requirement of $2.5 million for continued listing, as set forth in Nasdaq Listing Rule 5550(b)(1), (ii) continues to not meet the Nasdaq’s minimum bid price requirement of $1.00 per share, for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2), and (iii) did not meet the Nasdaq periodic reporting requirement set forth in Nasdaq Listing Rule 5250(c)(1) because the Company had not as of August 29, 2018, filed this Quarterly Report on Form 10Q for the quarter ended June 30, 2018.

As a result, per the Nasdaq Notice, the Company’s securities will be scheduled for delisting from The Nasdaq Capital Market and will be suspended at the opening of business on September 7, 2018, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market, unless the Company requests an appeal of the Nasdaq’s determination, which the Company intends to request. Om August 30, 2018, the Company requested a hearing to appeal the Nasdaq’s delisting determination, which had the effect of staying the delisting during the pendency of the appeal.

However, since one of the bases for delisting set forth in the Nasdaq Notice is a delinquent periodic report, the request for an appeal stays the suspension of trading on Nasdaq for only 15 days, but the filing of the delinquent periodic report (this Quarterly Report on Form 10Q) cures this delinquency, with the effect being that the Company’s common stock should trade on Nasdaq and the delisting will be stayed during the pendency of the Company’s appeal to Nasdaq. Nevertheless, the Company also filed a request for an extended stay which, if granted, would stay the suspension of trading during the pendency of the appeal.

As noted above, the Company intends to appeal the delisting determination to the Nasdaq and, in connection with such appeal, present to the Nasdaq the Company’s plan for meeting the Nasdaq’s original listing qualifications, in connection with the closing of the business combination of SCWorx. In order for the Company’s common stock to qualify for listing on the Nasdaq Stock Market following completion of the acquisition, the Company will be required to meet the Nasdaq’s listing standards for original listing (including among others its minimum bid price of $4 per share and minimum $5 million of stockholders’ equity).

The Company expects that, on a combined basis with SCWorx, it should be able to meet the Nasdaq’s requirements for original listing. If the Company does not prevail on appeal, the Company’s common stock would be delisted from the Nasdaq Stock Market, which would result in the failure of a closing condition to the SCWorx business combination, which, if not waived by SCWorx, would result in the termination of such transaction, which would have a material adverse effect on the Company.

Item 6. Exhibits.

Exhibit No.	Description

10.1*	SCWorx Securities Purchase Agreement dated on or about June 29, 2018

10.2*	SCWorx Form of Convertible Promissory Note dated on or about June 29, 2018

10.3*	SCWorx Form of Warrant dated on or about June 29, 2018

10.4*	SCWorx Stock Exchange Agreement dated August 20, 2018

10.5*	CFFC Agreement with Michael Constantino dated May 31, 2018

10.6*	HFC Agreement with Danielle Vale dated May 31, 2018

10.7*	FCOC Agreement with Roy Englebrecht dated May 31, 2018

10.8*	COGA Agreement with Joe DeRobbio dated May 31, 2018

10.9*	V3 Agreement with Nick Harmeier dated May 31, 2018

10.10*	ITFS Agreement with Scott Sheeley dated May 31, 2018

10.11*	Shogun Agreement with John Rallo dated May 31, 2018

10.12*	Agreement with Robert Haydak and Maria Haydak dated July 18, 2018

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1 (1)*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Document*

*	Filed Herewith

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE MMA, INC

Date: September 4, 2018	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

