Form 10-Q/A
period 2018-06-30
Alliance MMA, Inc.
filed 2018-10-10
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

Explanatory Note

The Registrant is amending its Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018 to reflect the correct certification date of June 30, 2018 in Exhibit 32.1.

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

Item 6. Exhibits.

Exhibit No.	Description

10.1	SCWorx Securities Purchase Agreement dated on or about June 29, 2018

10.2	SCWorx Form of Convertible Promissory Note dated on or about June 29, 2018

10.3	SCWorx Form of Warrant dated on or about June 29, 2018

10.4	SCWorx Stock Exchange Agreement dated August 20, 2018

10.5	CFFC Agreement with Michael Constantino dated May 31, 2018

10.6	HFC Agreement with Danielle Vale dated May 31, 2018

10.7	FCOC Agreement with Roy Englebrecht dated May 31, 2018

10.8	COGA Agreement with Joe DeRobbio dated May 31, 2018

10.9	V3 Agreement with Nick Harmeier dated May 31, 2018

10.10	ITFS Agreement with Scott Sheeley dated May 31, 2018

10.11	Shogun Agreement with John Rallo dated May 31, 2018

10.12	Agreement with Robert Haydak and Maria Haydak dated July 18, 2018

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1 (1)*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Filed Herewith

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE MMA, INC

Date: October 10, 2018	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

