Form 10-Q
period 2018-09-30
Alliance MMA, Inc.
filed 2018-11-16
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

Number of shares of the registrant’s common stock outstanding at November 14, 2018: 17,494,852.

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Form 10-Q. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

•	Our ability to obtain and maintain sufficient working capital financing on acceptable terms to continue as a going concern;
•	Our ability to sustain our innovative business model in the MMA ticket service industry;
•	Our ability to secure new, and maintain existing relationships with MMA promoters utilizing our ticket platform;
•	Our ability to keep pace with technology advancements impacting our ticketing platform and advancements adopted by our competitors.
•	Our ability to meet continuing listing standards on the NASDAQ Capital Market, including its requirement that the minimum bid price for our common stock be at or above $1.00; and it’s requirement that we have minimum capital of $2.5 million; standards we are not currently meeting;
•	Our ability to consummate the acquisition of SCWorx.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance MMA, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$4,787	$42,848
Accounts receivable, net	34,353	—
Current assets - discontinued operations	—	602,386
Total current assets	39,140	645,234

Intangible assets, net	—	271,870
Long-term assets - discontinued operations	—	8,838,224
TOTAL ASSETS	$39,140	$9,755,328
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$579,216	$843,554
Notes payable - related party	300,000	—
Notes payable	920,000	300,000
Current liabilities - discontinued operations	425,604	453,352
Total current liabilities	2,224,820	1,596,906
Long-term liabilities - discontinued operations	—	23,943
TOTAL LIABILITIES	2,224,820	1,620,849

Commitments and contingencies

Stockholders' (deficit) equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding	—	—
Common stock, $.001 par value; 45,000,000 shares authorized at September 30, 2018 and December 31, 2017; 16,200,369 and 12,662,974 shares issued and outstanding, respectively	16,200	12,663
Additional paid-in capital	28,188,474	24,646,229
Accumulated deficit	(30,390,354)	(16,524,413)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(2,185,680)	8,134,479
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$39,140	$9,755,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue, net	$27,868	$40,293	$144,008	$160,494
Gross margin	27,868	40,293	144,008	160,494
Operating expenses:
General and administrative	743,494	512,145	1,890,547	1,518,714
Impairment - intangible assets	—	—	231,037	—
Professional and consulting fees	193,784	218,320	1,014,947	912,296
Total operating expenses	937,278	730,465	3,136,531	2,431,010
Loss from operations before income tax benefit	(909,410)	(690,172)	(2,992,523)	(2,270,516)
Income tax benefit	—	—	—	—
Net loss from continuing operations	(909,410)	(690,172)	(2,992,523)	(2,270,516)
Net loss from discontinued operations, net of tax	(324,010)	(1,771,882)	(10,673,418)	(4,865,446)
Net loss	$(1,233,420)	$(2,462,054)	$(13,665,941)	$(7,135,962)
Loss per share:
Loss from continuing operations:
Basic and diluted	$(0.06)	$(0.06)	$(0.21)	$(0.24)

Loss from discontinued operations:
Basic and diluted	$(0.02)	$(0.17)	$(0.72)	$(0.50)

Net Loss:
Basic and diluted	$(0.08)	$(0.23)	$(0.93)	$(0.74)

Weighted average number of shares used in per share calculation, basic and diluted	15,263,247	10,714,200	14,909,586	9,608,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statement of Changes In Stockholders’ (Deficit) Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2016	—	$—	9,022,308	$9,022	$18,248,582	$(4,545,850)	$13,711,754
Stock based compensation related to employee stock option grants	—	—	—	—	121,442	—	121,442
Stock based compensation related to employee stock option grant - discontinued operations	—	—	—	—	427,155	—	427,155
Issuance of common stock related to acquisition of discontinued operations	—	—	1,621,905	1,622	3,443,168	—	3,444,790
Stock based compensation related to warrant issued for consulting services	—	—	—	—	169,401	—	169,401
Stock based compensation related to common stock issued for consulting services	—	—	150,000	150	148,350	—	148,500
Issuance of common stock units and warrants related to private placement	—	—	1,868,761	1,869	2,010,631	—	2,012,500
Stock based compensation related to option award for consulting services	—	—	—	—	77,500	—	77,500
Net loss	—	—	—	—	—	(11,978,563)	(11,978,563)
Balance—December 31, 2017	—	$—	12,662,974	$12,663	$24,646,229	$(16,524,413)	$8,134,479
Stock based compensation related to employee and board of directors stock option grants	—	—	—	—	368,423	—	368,423
Stock based compensation related to employee stock option grant - discontinued operations	—	—	—	—	198,822	—	198,822
Stock based compensation related to repricing of employee warrant grant – discontinued operations	—	—	—	—	10,000	—	10,000
Stock based compensation related to issuance of common shares to former employees - discontinued operations	—	—	—	—	121,000	—	121,000
Stock based compensation related to issuance of shares in relation to legal settlement with shareholder	—	—	—	—	240,000	—	240,000
Stock based compensation related to warrants issued for consulting services	—	—	—	—	63,580	—	63,580
Stock based compensation related to common shares and warrants issued to debt holder	—	—	200,000	200	66,300	—	66,500
Non-cash dividend	—	—	—	—	200,000	(200,000)	—
Issuance of common stock related to public offering	—	—	2,200,000	2,200	1,943,800	—	1,946,000
Exercise of common stock warrants	—	—	1,056,750	1,057	305,400	—	306,457
Exercise of common stock options	—	—	80,645	80	24,920	—	25,000
Net loss	—	—	—	—	—	(13,665,941)	(13,665,941)
Balance—September 30, 2018	—	$—	16,200,369	$16,200	$28,188,474	$(30,390,354)	$(2,185,680)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alliance MMA, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,665,941)	$(7,135,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment - Intangible assets	231,037	—
Stock-based compensation	738,503	408,983
Amortization of acquired intangibles	40,833	57,137
Loss from discontinued operations	10,673,418	4,865,446
Changes in operating assets and liabilities:
Accounts receivable	(34,353)	—
Accounts payable and accrued liabilities	(239,338)	371,752
Net cash used in operating activities of continuing operations	(2,255,841)	(1,432,644)
Net cash used in operating activities of discontinued operations	(932,828)	(3,148,110)
Net cash used in operating activities	(3,188,669)	(4,580,754)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities of discontinued operations	(21,849)	(1,008,950)
Net cash used in investing activities	(21,849)	(1,008,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,946,000	1,525,000
Proceeds from exercise of stock option and warrants	306,457	—
Proceeds from notes payable	1,010,000	—
Proceeds from notes payable - related party	300,000	—
Payment on loan payable	(390,000)	—
Net cash provided by financing activities of continuing operations	3,172,457	1,525,000
Net cash provided by financing activities of discontinued operations	—	—
Net cash provided by financing activities	3,172,457	1,525,000
NET INCREASE DECREASE IN CASH	(38,061)	(4,064,704)
CASH - BEGINNING OF PERIOD	42,848	4,567,575
CASH - END OF PERIOD	$4,787	$502,871
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$45,625	$—
Cash paid for taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in conjunction with acquisition of SuckerPunch	$—	$1,328,847
Stock issued in conjunction with acquisition of Fight Time Promotions	—	287,468
Stock issued in conjunction with acquisition of National Fighting Championships	—	366,227
Stock issued in conjunction with acquisition of Fight Club OC	—	810,810
Stock issued in conjunction with acquisition of Sheffield video Library	—	8,500
Non-cash dividend	200,000	—
Exercise of stock option in settlement of payable balance	25,000	—

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

Change in Management and Cessation of MMA Promotion and Athlete Management operations

On February 7, 2018, the Company’s Chief Executive Officer, Paul Danner, resigned his position but remained Chairman of the Board and Director through May 1, 2018. Also, on February 7, 2018, the Company terminated the employment of the Company’s President, Robert Haydak, and its Chief Marketing Officer, James Byrne and named Robert Mazzeo as the Company’s acting Chief Executive Officer. Effective May 23, 2018, board of directors’ member, Renzo Gracie, resigned. On May 24, 2018, Robert Mazzeo resigned as Chief Executive Officer. On May 25, 2018, management and the Board of Directors committed the Company to an exit/disposal plan of the MMA promotion business because it did not believe the MMA business unit could generate sufficient operating cash flows to fund the ongoing operations. On June 6, 2018, the Company’s board of directors appointed John Price, the Company’s CFO, Co-President of the Company. On September 13, 2018, management and the board of directors extended the exit/disposal plan to the Athlete Management business unit because it did not believe it could generate positive cash flows. On September 26, 2018 the Company entered an agreement to sell SuckerPunch to the former owners. The effective date of the transaction was July 1, 2018.

As of the date of this filing, the Company has disposed of the following businesses:

•	CFFC
•	HFC
•	COGA
•	Shogun
•	V3
•	ITFS
•	Fight Time
•	NFC
•	FCOC
•	Victory

•	ASM

•	GFL

•	SuckerPunch

The Company is currently focused on its CageTix business and completing the acquisition of SCWorx.

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

In December 2017, the Company issued a promissory note to an individual for $300,000 of borrowings for operating capital leading up to our further public offering in January 2018.

In January 2018, the Company completed a capital raise of $2.15 million gross, through the public placement of 2,150,000 units, which consisted of one share of common stock and .90 of a warrant to purchase common stock at an exercise price of $1.10, (an aggregate of 1,935,000 warrants). The warrant exercise price ratcheted down to $0.31 in June 2018 and down to $0.29 in July 2018 which is the floor price of the ratchet. The funds were used for operating capital.

In February 2018, the underwriter exercised their overallotment option resulting in the sale of an additional 50,000 shares for $50,000 and issuance of an additional 272,500 warrants.

In January 2018, the Company paid $345,000 to the promissory note holder of December 2017 as full payment of principal and interest.

In April 2018, the Company issued a promissory note to each of Joseph Gamberale and Joel Tracy, board members, for $150,000, respectively, for total borrowings of $300,000. The funds were used for operating capital.

In May 2018, the Company issued a promissory note to an individual for $200,000 of borrowings for operating capital. In September 2018, the Company agreed to issue the note holder 200,000 common shares and 50,000 warrants with an exercise price of $0.29 and term of five years in exchange for the noteholder’s agreement to convert all interest under the loan into shares of the Company’s common stock, and extend the note to December 31, 2018.

In June 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with SCWorx Acquisition Corp. (“SCWorx”), under which it agreed to sell up to $1 million in principal amount of convertible notes and warrants to purchase up to 671,142 shares of common stock. The note is convertible into shares of common stock at a conversion price of $0.3725 and the warrants have an exercise price of $0.3725.

On June 29, 2018, the Company sold SCWorx convertible notes in the principal amount of $500,000 and warrants to purchase 335,570 shares of common stock, for an aggregate purchase price of $500,000. The Note bears interest at 10% annually and matures on June 27, 2019. The warrant has an exercise price of $0.3725, term of five years and was vested upon grant. SCWorx agreed in the SPA to fund (i) a second tranche of $250,000 upon the signing of a merger agreement with the Purchaser and (ii) a third tranche of $250,000 upon mutual agreement of the Purchaser and Company.

Pursuant to the SPA, on July 31, 2018, the Company sold SCWorx convertible notes in the principal amount of $60,000 and warrants to purchase 40,269 shares of common stock, for an aggregate purchase price of $60,000. The Note bears interest at 10% annually and matures on July 31, 2019. The warrant has an exercise price of $0.3725, term of five years and was vested upon grant.

On August 20, 2018, the Company entered into the Stock Exchange Agreement (“SEA”) with SCWorx. Under the Agreement, the Company agreed to purchase from the SCWorx shareholders all the issued and outstanding capital stock of SCWorx, in exchange for which the Company agreed to issue at the closing that number of shares of Company common stock equal to the quotient of $50,000,000 divided by the closing price of the Company’s common stock upon the completion of the acquisition subject to a cap of $0.67 per share.

Pursuant to the SPA, on August 21, 2018, SCWorx funded $160,000 of the remaining $190,000 of the first $250,000 tranche which was due upon execution of the Stock Exchange Agreement with SCWorx and the Company issued warrants to SCWorx to purchase 127,517 shares of common stock. The warrant has an exercise price of $0.3725, term of five years and was vested upon grant. As of September 30, 2018 SCWorx has funded $720,000. To date SCWorx has funded $800,000 of the aggregate $1 million contemplated by the SCWorx SPA.

Beginning in August 2018, warrant holders from the January 2018 public placement began to exercise their warrant holdings. For the three months ended September 30, 2018, the Company received $306,457 in relation to the exercise of 1,056,750 warrants, resulting in the issuance of the same number of common shares.

The Company currently has virtually no cash on hand, has an accumulated deficit of approximately $30.0 million, has consistently experienced quarterly net losses and negative cash flows, and is operating with negative working capital, all indicating there is substantial doubt with respect to our ability to continue as a going concern. As of the date of this report, the Company has insufficient cash to support the business for the one year period following the date of this report. Unless the Company can generate sufficient revenue to cover operating costs, which it has not been able to do, it will need to continue to raise capital by selling shares of common stock or by borrowing funds. Management cannot provide any assurances that the Company will generate sufficient revenue to continue as a going concern or that it will be successful in raising capital on commercially reasonable terms or at all.

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2017 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations, changes in stockholders’ equity and cash flows as of and for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on April 16, 2018 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2018 or any future period and the Company makes no representations related thereto.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. These estimates relate to revenue recognition, the valuation and recognition of stock-based compensation expense, loss contingencies, discontinued operations and income taxes. Actual results could differ materially from those estimates.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2018, as compared to the Significant Accounting Policies described in the Form 10-K with the exception of the revenue recognition policy.

Revenue Recognition

Ticket Service Revenue (Current Operations)

The Company acts as a ticket agent for third-party ticket sales and charges a fee per transaction for collecting the cash on ticket sales and remits the remaining net amount to the third-party promoter upon completion of the event or request from the promoter. The Company’s ticket service fee is recognized when it satisfies the performance obligation by transferring control of the purchased ticket to a customer.

Promotion Revenue (Discontinued Operations)

The Company recognized revenue, net of sales tax, when it satisfied a performance obligation by transferring control over a product or service to a customer. Revenue from admission, sponsorship, pay per view (“PPV”), apparel, and concession were recognized at a point in time when an event was exhibited to a customer live or PPV, and when a customer took possession of apparel or food and beverage offerings. Promotion revenue is a component of discontinued operations.

Fighter Commission Revenue (Discontinued Operations)

The Company recognized revenue when it satisfied a performance obligation by transferring control over a product or service to a customer. The Company recognized commission revenue upon the completion of a contracted athlete’s performance.

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

Goodwill and Purchased Identified Intangible Assets

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Goodwill also includes acquired assembled workforce, which does not qualify as an identifiable intangible asset. The Company reviews impairment of goodwill annually in the fourth quarter, or more frequently if events or circumstances indicate that the goodwill might be impaired. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary. If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company proceeds to perform the quantitative goodwill impairment test. The Company first determines the fair value of a reporting unit using weighted results derived from an income approach and a market approach. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future revenue growth rates, new product, services and technology introductions, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. The market approach estimates the fair value of the Company’s equity by utilizing the market comparable method which is based on revenue multiples from comparable companies in similar lines of business. The Company then compares the derived fair value of a reporting unit with its carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

During the second quarter of 2018, the Company recorded a goodwill impairment charge related to the SuckerPunch acquisition of $1.5 million, which is included as a component of Net loss from discontinued operations, net of tax for the nine months ended September 30, 2018.

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

During the second quarter of 2018, the Company recorded an intangible impairment charge related to the SuckerPunch acquisition of $182,546 which is included as a component of net loss from discontinued operations, net of tax for the nine months ended September 30, 2018.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. Discontinued Operations

On May 25, 2018, the Company commenced cessation of all the professional MMA promotion operations and supporting functions including ASM and began a plan of disposition. This action included the termination of all promotion and support employees. As of June 30, 2018, all the MMA promotions were either disposed or ceased operations. On September 13, 2018, the Company commenced cessation of the Athlete Management operations and began a plan of disposition. This action included the termination of all Athlete Management employees. As of September 30, 2018, the Athlete Management business unit was disposed.

The Company has reported the results of operations and financial position of the discontinued Professional MMA Promotion and Athlete Management businesses in discontinued operations within the condensed consolidated statements of operations and condensed consolidated balance sheets for all periods presented.

The results from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September	September 30,	September 30,
	2018	2017	2018	2017
Revenue, net	$—	$1,010,157	$1,663,382	$2,759,166
Cost of revenue	—	774,671	1,084,028	1,881,153
Gross margin	—	235,486	579,354	878,013
Operating expenses:
General and administrative	300,754	1,240,415	4,206,288	4,975,580
Professional and consulting fees	—	—	—	471
Other (income) expense	—	(672)	—	(217)
Total operating expenses	300,754	1,239,743	4,206,288	4,975,834
Loss from operations	(300,754)	(1,004,257)	(3,626,934)	(4,097,821)
Gain on disposal	96,746	—	764,064	—
Loss on disposal	(120,002)	—	(7,834,491)	—
Loss before provision for income tax	(324,010)	(1,004,257)	(10,697,361)	(4,097,821)
Income tax (provision) benefit	—	(767,625)	23,943	(767,625)
Loss from discontinued operations	$(324,010)	$(1,771,882)	$(10,673,418)	$(4,865,446)

As part of the cessation of its professional MMA promotion business in the second quarter 2018, the Company disposed of all long-lived fixed assets and realized a loss on disposal of approximately $223,000, the Company also impaired or wrote off intangible assets and goodwill and realized a loss on disposal of $6.9 million, wrote off receivables of $190,000 and other assets of $19,000, which is included as a component of net loss from discontinued operations, net of tax for the nine months ended September 30, 2018.

During the second quarter 2018, the Company sold all the professional MMA promotion businesses, except for Victory, FT and NFC, to the former business owners and terminated/settled existing employment agreements. In relation to the promotion business disposals, the Company settled the $310,000 earn-out liability related to the Shogun acquisition with the issuance of 366,072 common stock options with a Black-Scholes value of $94,000, issued 30,000 common stock options to a promoter as severance, and incurred approximately $246,000 of additional liabilities related to severance payments to former employees. The Company realized a gain of approximately $160,000 related to the settlement of outstanding accounts payable and a gain of approximately $276,000 related to settlement with a promoter of customer prepayments and recorded a $15,000 receivable from the promoter related to the sale of the business. On July 30, 2018, the Company entered a settlement agreement, effective as of May 31, 2018, with a former employee, in relation to the termination of his employment. The Company agreed to pay the former employee $129,800 and issue a fully vested stock option grant dated July 30, 2018 for 75,000 common shares with a life of 5 years and exercise price of $0.20. In June 2018, the Company abandoned the Cherry Hill, New Jersey promotion office and recorded a $167,500 charge for the remaining contractual lease payments, refer to “Note 7 Commitments and contingencies”.

In July 2018, the Company entered a separation agreement with a former employee and agreed to pay $50,000 in exchange for terminating the employment agreement. On September 26, 2018, the Company entered an agreement to sell the Athlete Management business, SuckerPunch, to the former business owners, the agreement had an effective date of July 1, 2018. The parties agreed to terminate / settle the existing employment agreements. One of the former employees was paid severance until August 31, 2018 and issued the remaining 108,289 common shares held in escrow related to the SuckerPunch acquisition. The Company recognized a stock-based compensation charge of $31,000 related to the issuance of the 108,289 common shares. The other former employee was paid severance through September 15,2018 and had his warrant to purchase 93,583 common shares repriced from $3.74 to $0.3725. The Company recognized a stock-based compensation charge of $10,000 related to the repricing of the common stock warrant. The Company recognized a $70,000 loss in relation to the disposal of the SuckerPunch business. In conjunction with the settlement with the former owner of Fight Club OC, Roy Englebrecht, the shares held in escrow were released as part of the separation agreement. The Company recorded stock based compensation expense of $55,000, the fair value of the shares on the date the agreement was entered. In September 2018, the Company sold the Victory name and related business assets to a vendor in settlement of an outstanding payable balance of $33,064. In September 2018, the Company sold Fight Time to the former business owner and terminated the existing settlement arrangement resulting in a gain of $16,667. In October 2018, the Company resolved its outstanding litigation with Mazzeo Song LLP resulting in the Company agreeing to pay $35,000 in settlement of the outstanding payable balance. The Company realized a $47,000 gain during the third quarter 2018 on the settlement as all invoices had previously been accrued. On November 12, 2018 the Company entered into a separation agreement with the former promoter of Victory and agreed to issue the 121,699 shares held in escrow related to the Victory acquisition. The effective date of the agreement was September 30, 2018 and as a result the Company recognized $35,000 of stock-based compensation expense.

As of September 30, 2018, the Company has sold all the professional MMA promotion businesses, except for NFC.

The current assets, long-term assets, current liabilities and long-term liabilities of discontinued operations were as follows:

	September 30, 2018	December 31, 2017
Cash	$—	$305,349
Accounts receivable, net	—	225,787
Other receivables	—	71,250
Current assets - discontinued operations	$—	$602,386

	September 30, 2018	December 31, 2017

Property and equipment, net	$—	$259,463
Intangible assets, net	—	2,615,224
Goodwill	—	5,963,537
Long-term assets - discontinued operations	$—	$8,838,224

	September 30, 2018	December 31, 2017

Accounts payable	$8,074	$67,761
Accrued liabilities	417,530	385,591
Current liabilities - discontinued operations	$425,604	$453,352

	September 30, 2018	December 31, 2017

Long-term deferred tax liability	$—	$23,943
Long-term liabilities - discontinued operations	$—	$23,943

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

The Company completed no acquisitions during the nine months ended September 30, 2018.

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

In connection with the acquisition, 108,289 shares of the 307,487 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of SuckerPunch post-closing. Accordingly, if the gross profit was less than $265,000 during fiscal year 2017, all 108,289 shares held in escrow would have been forfeited.  During the third quarter 2018, Management entered a separation agreement with the former owner of SuckerPunch and released the shares held under escrow, and recorded stock based compensation expense of $31,000, the fair value of the shares on the date the agreement was entered.

The following table reflects the final allocation of the purchase price for SuckerPunch to identifiable assets, intangible assets, goodwill and identifiable liabilities:

Final Fair Value
Cash	$—
Accounts receivable, net	—
Intangible assets	210,000
Goodwill	1,522,605
Total identifiable assets	$1,732,605
Total identifiable liabilities	(46,258)
Total purchase price	$1,686,347

During the three months ended June 30, 2018, the Company recognized an impairment charge of the net intangible assets and goodwill and fully wrote off these assets. The impairment charge is a component of net loss from discontinued operations, net of tax for the nine months ended September 30, 2018.

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

In connection with the business acquisition, 81,991 shares of the 273,304 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of NFC post-closing. Accordingly, if the gross profit of NFC was less than $100,000 during the 12-month period following the acquisition, all 81,991 shares held in escrow will be forfeited. The Company is currently in negotiations with the former owner of NFC to dispose of this business.

The following table reflects the final allocation of the purchase price for the business of NFC to identifiable assets, intangible assets, goodwill and identifiable liabilities:

Final Fair Value
Cash	$—
Accounts receivable	—
Fixed assets	20,000
Intangible assets	180,000
Goodwill	306,227
Total identifiable assets	$506,227
Total identifiable liabilities	—
Total purchase price	$506,227

In conjunction with the cessation of the MMA operations, the Company wrote off the residual intangible and tangible assets which is included as a component of discontinued operations – loss on disposal, for the nine months ended September 30, 2018.

Final Purchase Allocation – Fight Club OC

As consideration for the acquisition of the MMA promotion business of Fight Club OC, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
Fight Club OC	$207,900	693,000	$1,018,710

Among the assets purchased is a cash balance of $159,000 related to customer deposits on ticket sales for future 2017 MMA promotion events. In connection with the business acquisition, 258,818 shares of the 693,000 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of Fight Club OC post-closing. Accordingly, in the event the gross profit of Fight Club OC was less than $148,500 during the 12-month period following the acquisition, all 258,818 shares held in escrow would have been forfeited. In conjunction with the settlement with the former owner of Fight Club OC, Roy Englebrecht, the shares held in escrow were released as part of the separation agreement. The Company recorded stock based compensation expense of $55,000, the fair value of the shares on the date the agreement was entered.

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

In conjunction with the cessation of the MMA operations, the Company wrote off the residual intangible and tangible assets which is included as a component of discontinued operations – loss on disposal, for the nine months ended September 30, 2018.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Final Purchase Allocation – Victory Fighting Championship

As consideration for the acquisition of the MMA promotion business of Victory, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
Victory Fighting Championship	$180,000	267,891	$822,938

In connection with the business acquisition, 121,699 shares of the 267,891 shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of Victory post-closing. Accordingly, in the event the gross profit of Victory is less than $140,000 during the 12-month period following the acquisition, all 121,699 shares held in escrow would have been forfeited. Additionally, 146,192 shares were placed into a separate escrow to indemnify the Company for potential additional expenses incurred by Victory prior to the acquisition and to cover any uncollectible accounts receivable. During the third quarter 2018, Management entered a separation agreement with the former owner of Victory and released the shares held under escrow, and recorded stock based compensation expense of $35,000, the fair value of the shares on the date the agreement was entered.

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

In conjunction with the cessation of the MMA operations, the Company wrote off the residual intangible and tangible assets which is included as a component of discontinued operations – loss on disposal, for the nine months ended September 30, 2018.

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Goodwill and Purchased Identifiable Intangible Assets

Goodwill

In May 2018, the Company ceased all professional MMA promotion operations and committed to an exit/disposal plan of the promotion businesses. In September 2018, the Company ceased all athlete management operations and extended its exit/disposal plan to SuckerPunch. In conjunction with the discontinued operations, $5,963,537 of Goodwill was classified as a component of long term assets - discontinued operations within the December 31, 2017, condensed consolidated balance sheet, which was subsequently impaired during the second quarter 2018. Refer to “Note 3 Discontinued Operations".

During the second quarter of 2018, the Company recorded a goodwill impairment charge related to the SuckerPunch acquisition of $1.5 million, which is included as a component of net loss from discontinued operations, net of tax for the nine months ended September 30, 2018.

Intangible Assets

During the second quarter of 2018, the Company recorded an intangible impairment charge of $231,037 related to the write down of the ticketing software and promoter relationships acquired intangible assets from the CageTix business acquisitions, which is included as a component of operating expenses for the nine months ended September 30, 2018.

During the second quarter of 2018, the Company recorded an intangible impairment charge of $182,546 related to the write down of the trademark and brand, fighter contracts, and sponsor relationships acquired intangible assets from the SuckerPunch business acquisitions, which is included as a component of net loss from discontinued operations, net of tax for the nine months ended September 30, 2018.

The change in the carrying amounts of intangible assets for the nine months ended September 30, 2018 is as follows:

Balance as of December 31, 2017	$271,870
Amortization	40,833
Impairment – intangibles (CageTix)	231,037
Balance as of September 30, 2018	$—

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identified intangible assets consist of the following:

		September 30, 2018				December 31, 2017
Intangible assets	Useful Life	Gross Assets	Accumulated Amortization	Impairment	Net	Gross Assets	Accumulated Amortization	Net
Ticketing software	3 years	$90,000	$(52,500)	$(37,500)	$—	$90,000	$(37,500)	$52,500
Promoter relationships	6 years	277,099	(83,562)	(193,537)	—	277,099	(57,729)	219,370
Total intangible assets, gross		$367,099	$(136,062)	$(231,037)	$—	$367,099	$(95,229)	$271,870

Amortization expense for the three months ended September 30, 2018 and 2017, was $0 and $19,046, respectively.

Amortization expense for the nine months ended September 30, 2018 and 2017, was $40,833 and $57,137, respectively.

In May 2018, the Company ceased all professional MMA promotion operations and committed to an exit/disposal plan of the promotion business. In conjunction with the discontinued operations, $2,615,224 million of intangible assets, net, were classified as long term assets - discontinued operations within the December 31, 2017, condensed consolidated balance sheet, which were disposed of during the second quarter 2018.

As of September 30, 2018, the balance of intangible assets was $0.

Note 6. Debt

Notes Payable

In December 2017, the Company issued a promissory note to an individual for $300,000 of borrowings for operating capital leading up to our public offering in January 2018. The note had a maturity of 30 days, an annual interest rate of 40%, and was paid in full at maturity in January 2018 including interest of $45,000. The note was personally guaranteed by Joseph Gamberale, one of our board members.

In May 2018, the Company issued a promissory note to an individual for $90,000 of borrowings for operating capital. The note had a maturity of June 30, 2018, an annual interest rate of 6%, and was paid in full in June 2018, including interest of $625. The note was secured by our common shares in Round Table Creative, Inc.

On May 9, 2018, the Company borrowed $200,000 from an individual pursuant to a promissory note. The note bears interest at 40% annually and initially matured on June 25, 2018. In June 2018, the note holder agreed to extend the maturity to December 31, 2018. In September 2018, the Company agreed to issue the note holder 200,000 common shares with a fair value of $58,000 and 50,000 warrants with an exercise price of $0.29, term of 5 years, and Black-Scholes fair value of $8,500, in exchange for the note holder’s agreement to convert all interest under the loan into common stock and extend the note to December 31, 2018. Mr. Gamberale personally guaranteed the note and Mr. Gamberale and Mr. Tracy agreed to subordinate their existing notes to the repayment of this note. Interest expense for the three and nine months ended September 30, 2018 was $22,471 and $34,425, respectively.

On June 28, 2018, the Company entered into a Securities Purchase Agreement with SCWorx, under which the Company agreed to sell up to $1M in principal amount of convertible notes and Warrants to purchase up to 671,142 shares of common stock. The Note is convertible into shares of common stock at a conversion price of $0.3725 and bears interest at 10% annually. The Warrants are exercisable for shares of common stock at an exercise price of $0.3725.

On June 29, 2018, the Company sold the SCWorx convertible notes in the principal amount of $500,000 and warrants to purchase 335,570 shares of common stock, for an aggregate purchase price of $500,000. The Note bears interest at 10% annually and matures on June 27, 2019. SCWorx agreed in the SPA to fund (i) a second tranche of $250,000 upon the signing of a merger agreement with the Purchaser and (ii) a third tranche of $250,000 upon mutual agreement of the Purchaser and Company.

Pursuant to the SCWorx SPA, on July 31, 2018, the Company sold SCWorx convertible notes in the principal amount of $60,000 and warrants to purchase 40,269 shares of common stock, for an aggregate purchase price of $60,000. The Note bears interest at 10% annually and matures on July 31, 2019. The warrant has an exercise price of $0.3725, term of five years and was vested upon grant.

On August 20, 2018, the Company entered into the Stock Exchange Agreement (SEA) with SCWorx Corp., Under the Agreement, the Company agreed to purchase from the SCWorx shareholders all the issued and outstanding capital stock of SCWorx, in exchange for which the Company agreed to issue at the closing that number of shares of Company common stock equal to the quotient of $50,000,000 divided by the closing price of the Company’s common stock upon the completion of the acquisition (subject to a cap of $0.67 per share).

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

Pursuant to the SCWorx SPA, on August 21, 2018 and October 16, 2018 , SCWorx funded $160,000 and $30,000, respectively, of the remaining $190,000 of the $250,000 tranche which was due upon execution of the Stock Exchange Agreement with SCWorx, for which SCWorx was issued warrants to purchase an aggregate of 127,517 shares of common stock. The warrant has an exercise price of $.3725, term of five years, and was vested upon grant. On November 6, 2018, SCWorx funded an additional $50,000 convertible note with a conversion price of $.30 per share, for which it received an additional 41,667 warrants, with an exercise price of $.30 per share. SCWorx has to date funded $800,000 of the aggregate $1 million contemplated by the SCWorx SPA.

The Company applied a portion of the proceeds of the $500,000 note to repay the aforementioned $90,000 promissory note. Accordingly, the lien on the capital stock of SuckerPunch Entertainment was released. During the third quarter 2018, the SuckerPunch business was disposed.

As of September 30, 2018, the Company received $720,000 under the agreement.

As of the date of this filing, the Company has received $800,000 under the agreement.

Interest expense, for borrowings under the various SCWorx notes, for the three and nine months ended September 30, 2018 was $15,131 and $15,405, respectively.

Related Party Promissory Notes

On April 10, 2018, the Company borrowed a total of $300,000 from two of its board members, Joseph Gamberale and Joel Tracy, pursuant to promissory notes of $150,000, respectively. The notes bear interest at 12% annually and mature May 21, 2018. Mr. Gamberale personally guaranteed Mr. Tracy’s Note.

Interest expense for the three and nine months ended September 30, 2018 was $4,731 and $8,830 for each note.

On May 21, 2018 Mr. Gamberale agreed to extend the maturity to August 31, 2018. The repayment of this note is subordinate to the $200,000 promissory note of May 9, 2018. In July 2018, Mr. Gamberale agreed to convert his note to common shares (at a rate of $.3725 per share) and warrants (25% warrant coverage with an exercise price of $.3725 per share) (same terms as the SCWorx investment). As of the date of this report, the note has not been converted.

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

With the acquisition of FCOC, the Company assumed a lease for office space in Orange County, California. The lease originally expired in September 2018. In conjunction with the discontinued operations the Company agreed to sell Fight Club OC to the former owner Roy Englebrecht which included the Orange County, California office lease.

Lease expense for the Cherry Hill, New Jersey and Orange County, CA facilities is included as a component of discontinued operation - general and administrative expense.

Each of the acquired businesses operated from home offices or shared office space arrangements.

Warrants

In conjunction with the stock offering completed in January 2018, the Company issued warrants with a provision requiring the Company to pay the warrant holder the Black - Scholes value of the warrant upon a fundamental transaction. On August 20, 2018, the Company entered into a Stock Exchange Agreement with SCWorx. which upon closing will qualify as a fundamental transaction within the warrant agreement. For illustration purposes only, if the stock price at closing was $0.67, the Black - Scholes value would approximate $0.53 per share based upon todays volatility and risk-free interest rate. As of November 12, 2018, there were 1.4 million warrants outstanding which are subject to this Black – Scholes payout provision.

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

In April and May 2017, respectively, two purported securities class action complaints—Shapiro v. Alliance MMA, Inc., No. 1:17-cv-2583 (D.N.J.), and Shulman v. Alliance MMA, Inc., No. 1:17-cv-3282 (S.D.N.Y.)—were filed against the Company and certain of its officers in the United States District Court for the District of New Jersey and the United States District Court for the Southern District of New York, respectively. The complaints alleged that the defendants violated certain provisions of the federal securities laws, and purported to seek damages in an amount to be alleged on behalf of a class of shareholders who purchased the Company’s common stock pursuant or traceable to the Company’s initial public offering. In July 2017, the plaintiffs in the New York action voluntarily dismissed their claim and, on March 8, 2018, the parties reached a settlement to the New Jersey action in which the carrier for our directors and officers liability insurance policy has agreed to cover Alliance’s financial obligations, including legal fees, under the settlement arrangement, subject to our payment of a deductible of $250,000, of which approximately $103,000 is included within accounts payable. The complaint was dismissed in October 2018.

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

On October 19, 2018, the company issued Red Diamond Partners 794,483 shares of common stock in consideration of a “most favored nation” clause contained in a common stock subscription agreement. In relation to the settlement agreement the parties terminated the original agreement.

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

The warrants have a price adjustment provision (“ratchet”) in cases where the Company sells common stock or settles liabilities with equity, in each case at a lower price than is reflected in the Warrants. During June, July and August, the Company completed qualifying transactions under the SCWorx note resulting in the Warrant exercise price being adjusted to $0.31 in June and $0.29 in July, which is the lowest amount the warrant can be repriced to. Based upon ASU 2017-11, the decrease in the exercise price of the warrant has been fair valued at approximately $190,000 and accounted for as a non-cash dividend within the condensed consolidated balance sheet. The warrant also has a provision requiring the Company to pay the warrant holders the Black-Scholes value of the warrant upon consummation of a fundamental transaction. On August 20, 2018, the Company entered a stock exchange agreement with SCWorx which, upon closing, meets this definition. For illustration purposes only, if the stock price at closing was $0.67, the Black-Scholes value world approximate $0.53 per share based upon todays volatility and risk-free interest rate. As of the date this filing, there were 1,141,500, warrants outstanding which are subject to this Black-Scholes payout provision.

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

The warrant issued with the October common stock placement included a price ratchet provision for cases where the Company sells common stock or settles liabilities with equity, in each case at a lower price than is reflected in the warrants. The Company completed a transaction which resulted in the warrant exercise price being adjusted to $1.10. Based upon ASU 2017-11, the decrease in the exercise price of the warrant has been fair valued at approximately $10,000 and accounted for as a non-cash dividend within the condensed consolidated balance sheet. There is no further reduction to the exercise price as this provision has expired.

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

Option Grants

In August 2016, the Company entered into an employment agreement with John Price as the Company’s President and Chief Financial Officer. In connection with Mr. Price’s employment he was awarded a stock option grant to acquire 200,000 shares of the Company’s common stock. The stock option had a term of ten years, an exercise price of $4.50, and a grant date fair value of $364,326, and vested one third of the shares on the one year anniversary of the grant date and one third annually thereafter. The Company recognized $61,000 of stock-based compensation expense during the six months ended June 30, 2018. On June 6, 2018, the Company cancelled the original stock option grant and issued a new stock option grant to acquire 200,000 shares of the Company’s common stock. The stock option has a term of five years, an exercise price of $0.36, was vested upon grant, and had a grant date fair value of $42,000. The Company determined the fair value of the stock option using the Black - Scholes model.

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

Alliance MMA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Option Plan

On December 19, 2016, the Board of Directors of the Company awarded stock option grants under the 2016 Equity Incentive Plan to four employees to acquire an aggregate of 200,000 shares of the Company’s common stock. The stock options have a term of 10 years and an exercise price of $3.56 per share, vest annually over three years in three equal tranches and have a grant date fair value of $497,840. The Company determined the fair value of the stock options using the Black-Scholes model. Each award was accepted by the recipient during the first quarter 2017 at which point the Company began to recognize stock-based compensation expense. In May 2018, in conjunction with the cessation of the professional MMA business, three of the employees were terminated, and 100,000 unvested options were returned to the plan. During the third quarter an additional 50,000 options were returned to the plan as forfeited.

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

On June 6, 2018, the Company awarded Burt Watson, the Company’s Vice President of Operations, a stock option grant to acquire 75,000 shares of the Company’s common stock. The option has a term of five years, an exercise price of $0.36, and a grant date fair value of $19,100, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

On June 6, 2018, the Company awarded each of its directors, Joe Gamberale, Joel Tracy and Burt Watson, a stock option grant to acquire 150,000 shares of the Company’s common stock. Each option has a term of five years, an exercise price of $0.36, and a grant date fair value of $38,000, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

On July 30, 2018, in relation to the disposal of the CFFC promotion, the Company awarded the former owner, Michael Constantino, a stock option grant to acquire 75,000 shares of the Company’s common stock. The stock option has a term of five years, an exercise price of $0.20 and a grant date fair value of $10,500 and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes Model. The grant date fair value is included as a component of discontinued operations - general and administrative expense. The effective date of the agreement was May 31, 2018.

On August 14, 2018, the Company awarded John Price, the Company’s President and Chief Financial Officer, a stock option grant to acquire 200,000 shares of the Company’s common stock. The option has a term of five years, an exercise price of $0.18, and a grant date fair value of $25,000, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

On September 13, 2018, the Company awarded John Price, the Company’s President and CFO, a stock option grant to acquire 250,000 shares of the Company’s common stock. The option has a term of five years, an exercise price of $0.31, and a grant date fair value of $55,000, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

On September 13, 2018, the Company awarded Joseph Gamberale, the Company’s board member, a stock option grant to acquire 250,000 shares of the Company’s common stock. The option has a term of five years, an exercise price of $0.31, and a grant date fair value of $55,000, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

On September 13, 2018, the Company awarded Jason Schneider, the Company’s Vice President of Operations, a stock option grant to acquire 75,000 shares of the Company’s common stock. The option has a term of five years, an exercise price of $0.31, and a grant date fair value of $16,500, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

Warrant Grants

On January 4, 2017, in connection with the acquisition of SuckerPunch, the Company entered an employment agreement with Bryan Hamper as Managing Director. Mr. Hamper was awarded a warrant to acquire 93,583 common shares of the Company’s common stock. The warrant has a term of 5 years, an exercise price of $3.74, and a grant date fair value of $181,920, and was fully-vested upon grant and is included as a component of the SuckerPunch purchase price. The Company determined the fair value of the warrant using the Black-Scholes model. In September 2018, the Company disposed of SuckerPunch and agreed to reprice the warrant to acquire 93,583 common shares to $0.3725 per share. The Company recognized a stock based compensation expense of $10,000 related to the repricing.

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

On January 12, 2018, the Company entered into a service agreement with National Services, LLC (“National”), and issued a warrant to acquire 100,000 shares of the Company’s common stock. The warrant has an exercise price of $1.10, term of five years and was vested upon grant. The service agreement allowed National to earn up to 300,000 additional warrants, each with an exercise price of $1.10 and five-year term, based upon achieving certain designated milestones. The Company terminated the agreement during the third quarter 2018 and issued no additional warrants. The Company determined the fair value of the warrant to be $38,000 which was expensed in the first quarter 2018. The Company determined the fair value of the warrant using the Black-Scholes model.

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

In May 2018, the Company issued a promissory note to an individual for $200,000 of borrowings for operating capital. In September 2018, the Company agreed to issue the note holder 200,000 common shares with a fair value of $58,000 and 50,000 warrants with an exercise price of $0.29 and term of five years and a fair value of $8,500, in exchange for the noteholder’s agreement to convert all interest under the loan into shares of the Company’s common stock, and extend the note to December 31, 2018. Additionally, the shareholder may participate in a planned preferred stock offering.

During the second and third quarters of 2018, the Company issued warrants to acquire 503,356 common shares in relation to the previously mentioned transactions with SCWorx.

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of September 30, 2018 are:

	Warrant Grants		Stock Option Grants
	Number of Shares Subject to Warrants	Weighted-Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted-Average Exercise Price Per Share
Balance at December 31, 2017	2,239,574	$2.50	725,000	$3.15
Granted	2,960,606	0.37	2,071,072	0.32
Exercised	(1,056,750)	0.29	(80,645)	0.31
Cancelled/Forfeited	-	-	(450,000)	3.98
Balance at September 30, 2018	4,143,430	$1.55	2,265,427	$0.50
Exercisable at September 30, 2018	4,143,430	$1.55	2,211,260	$0.48

As of September 30, 2018 and 2017, the total unrecognized expense for unvested stock options, net of expected forfeitures, was approximately $71,848 and $642,694, respectively. $71,848 of the unrecognized expense at September 30, 2018 is related to our continuing operations.

Stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
General and administrative expense	$457,161	$178,861	$738,503	$408,983

Stock-based compensation expense included in discontinued operations for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
General and administrative expense	$158,534	$48,149	$329,822	$379,005

Stock-based compensation expense categorized by the equity components for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock option awards	$178,395	$78,510	$567,445	$470,087
Warrants	18,500	—	82,080	169,401
Common stock	418,800	148,500	418,800	148,500
	$615,695	$227,010	$1,068,325	$787,988

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

The following table sets forth the computation of the Company’s basic and diluted net loss from continuing operations per share and net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss from continuing operations	$(909,410)	$(690,172)	$(2,992,523)	$(2,270,516)
Non-cash dividend	—	—	200,000	—
Adjusted net loss from continuing operations for common shareholders	$(909,410)	$(690,172)	$(3,192,523)	$(2,270,516)
Weighted-average common shares used in computing net loss per share, basic and diluted	15,263,247	10,714,200	14,909,586	9,608,042

Net loss per share, basic and diluted	$(0.06)	$(0.06)	$(0.21)	$(0.24)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(1,233,420)	$(2,462,054)	$(13,665,941)	$(7,135,962)
Non-cash dividend	—	—	200,000	—
Adjusted net loss for common shareholders	$(1,233,420)	$(2,462,054)	$(13,865,941)	$(7,135,962)
Weighted-average common shares used in computing net loss per share, basic and diluted	15,263,247	10,714,200	14,909,586	9,608,042

Net loss per share, basic and diluted	$(0.08)	$(0.23)	$(0.93)	$(0.74)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options (exercise price $0.18 - $4.50 per share)	2,265,427	166,666	2,265,427	166,666
Warrants (exercise price $0.29 - $7.43)	4,143,430	482,480	4,143,430	482,480
Total common stock equivalents	6,408,857	649,146	6,408,857	649,146

Note 10. Subsequent Events

On October 19, 2018, the company issued Red Diamond Partners 794,483 shares of common stock in consideration of (i) a “most favored nation” clause contained in a common stock subscription agreement and (ii) the termination of said agreement. The fair value of the stock issuance was $240,600, based upon the fair value of our common stock.

On November 6, 2018, the Company issued a $50,000 convertible note and warrants to purchase 41,667 shares to SCWorx for a purchase price of $50,000. The Note and warrants have an initial conversion/exercise price of $.30, subject to adjustment for the issuance of certain lower priced securities. In October, the Company received $30,000, the remaining payment related to the $750,000 convertible note.

As previously reported, the Company has not been in compliance with Nasdaq’s minimum bid price requirement of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2), for continued listing on Nasdaq. On August 29, 2018, the Nasdaq officially notified the Company that it (i) did not meet the Nasdaq’s stockholder equity requirement of $2.5 million for continued listing, as set forth in Nasdaq Listing Rule 5550(b)(1), (ii) continues to not meet the Nasdaq’s minimum bid price requirement of $1.00 per share, for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2), and (iii) did not meet the Nasdaq periodic reporting requirement set forth in Nasdaq Listing Rule 5250(c)(1) because the Company had not as of August 29, 2018, filed this Quarterly Report on Form 10Q for the quarter ended June 30, 2018. The Company has since filed its Quarterly Report on Form 10Q for the quarter ended June 30, 2018, curing the periodic reporting deficiency.

Also, as previously reported, on August 30, 2018, the Company requested a hearing to appeal the Nasdaq’s delisting determination On October 25, 2018, as part of the appeal process, the Company presented to the Nasdaq the Company’s plan for meeting the Nasdaq’s original listing qualifications, in connection with the closing of the business combination of SCWorx. In order for the Company’s common stock to qualify for listing on the Nasdaq Stock Market following completion of the acquisition, the Company will be required to meet the Nasdaq’s listing standards for original listing (including among others its minimum bid price of $4 per share and minimum $5 million of stockholders’ equity).

On November 9, 2018, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that the Nasdaq Hearings Panel (the “Panel”) granted the Company’s request for continued listing on The Nasdaq Capital Market, subject to the Company’s satisfaction of certain conditions, including interim funding milestones.

In accordance with the Nasdaq’s decision, subject to compliance with the interim funding milestones, which the Company has not met, the Company has until February 25, 2019 to complete its acquisition of SCWorx and demonstrate that the combined company satisfies the requirements for initial listing on The Nasdaq Capital Market.

Under the Panel’s decision, the Company was to have completed the interim funding milestone by November 15, 2018. Although the Company has made substantial progress towards meeting such milestone, the Company has not yet completed the required funding. Accordingly, the Company has requested that the Panel (i) reduce the amount of the required funding milestone and (ii) extend the time for completion of funding to November 30, 2018.

There is no assurance that the Nasdaq will agree to these Company requests. The Company believes that even at the reduced funding level, the combined company will still exceed the applicable Nasdaq stockholder equity requirement. If the Nasdaq does not agree to the Company’s requests, the Company will be delisted from the Nasdaq.

Even if the Panel grants the Company’s requests, there is no assurance that the Company will be able to satisfy the Panel’s revised conditions. If the Company is unable to fully comply with the terms of the Panel’s decision, including any revisions thereto, the company’s common stock could be delisted from The Nasdaq Capital Market which would have a material adverse effect on the company’s business and on the trading of its common stock. In addition, if the Company’s common stock is delisted from the Nasdaq Stock Market, there would be a failure of a closing condition to the SCWorx business combination, which, if not waived by SCWorx, would result in the termination of such transaction, which would have a material adverse effect on the Company.

On October 24, 2018, the Company issued 500,000 shares of common stock as collateral to secure the Company’s payment to a vendor by the due date of November 23, 2018, as extended. The stock based compensation expense associated with the award was approximately $136,500.

Effective October 24, 2018, the Company’s board of directors appointed Charles K. Miller a member of the Board and to serve on the Compensation and Audit Committees of the Board of Directors. The Board of Directors appointed Mr. Miller because of his strong corporate governance, business finance and technology expertise. The Board of Directors believes that Mr. Miller’s skills will be essential in connection with the anticipated completion of the Company’s acquisition of SCWorx. As compensation for serving in the foregoing capacities through December 31, 2018, the Board of Directors awarded Mr. Miller 62,500 shares of common stock which are fully vested. As of the date of this filing, the Company has not issued the shares. The stock based compensation expense associated with the award was approximately $17,500.

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

Corporate Information

Our principal executive offices are located at 590 Madison Avenue, 21st Floor, New York, New York, 10022. Our telephone number is (212) 739-7825.

Our Business

Alliance MMA began its operations as a sports media company operating regional mixed martial arts (“MMA”) promotion business under the Alliance MMA name as well as under the trade names of the regional promoters we acquired. The fighters who participated in our MMA promotions were provided the opportunity to develop and showcase their talents for advancement to the next level of professional MMA competition. On May 25, 2018, the Board of Directors, along with management, committed the Company to an exit/disposal plan of the promotion business because it did not believe the business units were able generate sufficient operating cash flows to fund the ongoing operations. As of the date of this filing the Company has disposed of the following promotion and athlete management businesses:

•	CFFC
•	HFC
•	COGA
•	Shogun
•	V3
•	ITFS
•	Fight Time
•	NFC
•	FCOC
•	Victory
•	ASM
•	GFL
•	SuckerPunch

The Company is focused on operating its MMA ticketing platform, CageTix, along with completing the acquisition of SCWorx, pursuant to the SEA executed August 20, 2018.

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

Proposed SCWorx Acquisition

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

Consequently, there is no assurance that the Company will be able to consummate the transactions contemplated by the SEA. If the Company completes the planned acquisition, management may dispose of the ticketing businesses and focus on the SCWorx SAAS business, which is focused on streamlining the three core healthcare provider systems; Supply Chain, Financial and Clinical (EMR) enabling providers’ enterprise systems to work as one automated and seamless business management system.

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

Results of Operations - Alliance MMA – 3 months ended September 30, 2018

Revenues

Our revenue is derived from ticket services from CageTix.

Revenue for the three months ended September 30, 2018 was $28,000 from ticket services.

Revenue for the three months ended September 30, 2017 was $40,000 from ticket services.

The decrease in revenue is primarily related to our financial condition and limited working capital to support the businesses. Given our limited financial resources we expect revenue from the business to continue to decline.

Expenses

General and administrative expenses increased $231,000 to $743,000 for the three months ended September 30, 2018 compared to $512,000 for the same period in 2017. Salary and wages decreased $30,000 as we began to reduce executive head count in February 2018 with major head count reduction in May 2018. Travel decreased $150,000 related to the cessation of the MMA business and disposal of SuckerPunch. Amortization decreased $19,000 as we wrote off all acquired intangible related to the cessation of the MMA business and disposal of SuckerPunch. Insurance increased $67,000 as the Company adjusted for additional coverage for 2018. Stock based compensation increased $279,000 related to the annual board of directors’ option grants, employee option awards, legal settlement and issuance of shares and warrants to a note holder. Fees increased $51,000, and other expenses increased $40,000.

Professional and consulting expenses decreased approximately $24,000 to $194,000 for the three months ended September 30, 2018 compared to $218,000 in the same period of 2017. The decrease in these expenses was due primarily to a decreased of $59,000 in accounting fees, $10,000 decrease in consulting fees, and a $23,000 decrease in IR/PR fees, partially offset by a $69,000 increase in legal expense. We expect legal and accounting fees to increase as we pursue the completion of the planned SCWorx acquisition transaction described elsewhere in this Report.

Effective July 2018, we disposed of our Athlete Management business, SuckerPunch. In connection with the disposal of SuckerPunch we lost approximately $70,000 and incurred additional stock-based compensation of $10,000 related to the repricing of a warrant and $31,000 related to the issuance of common shares. We incurred $50,000 in severance related to the cessation of our professional MMA business and $55,000 of stock compensation expense related to the release of escrow shares to a former promoter. These costs were offset by $97,000 of gain related to settlements of various accounts payable balances.

Results of Operations - Alliance MMA – 9 months ended September 30, 2018

Revenues

Our revenue is derived from ticket services from CageTix.

Revenue for the nine months ended September 30, 2018 was $144,000 from ticket services.

Revenue for the nine months ended September 30, 2017 was $160,000 from ticket services.

The decrease in revenue is primarily related to our financial condition and limited working capital to support the businesses.

Expenses

General and administrative expenses increased approximately $372,000 to $1.9 million for the nine months ended September 30, 2018 compared to $1.5 million in the same period of 2017. Salary and wages decreased $95,000 as we began to reduce executive head count in February 2018 with major head count reduction in May 2018. Insurance increased $135,000 as the Company adjusted for additional coverage for 2018. Stock based compensation increased $330,000 as the Company issued equity awards in 2018 to our board of directors and employees, settled a dispute and issued shares and warrants to a noteholder. Fees increased $31,000 and other expenses increased $91,000. Travel decreased $110,000 and amortization decreased $16,000.

Professional and consulting expenses increased approximate $103,000 to $1.0 million for the nine months ended September 30, 2018 compared to $912,000 in the same period of 2017. The increase in these expenses was due primarily to an increase of $82,000 in legal fees, $54,000 increase in SEC related fees offset by a decrease of $14,000 in accounting and consulting and $19,000 decrease in IR/PR fees. We expect legal and accounting fees to increase as we pursue the completion of the planned SCWorx acquisition transaction.

As part of the cessation of its professional MMA promotion business in the second quarter 2018, the Company disposed of all long-lived fixed assets and realized a loss on disposal of approximately $223,000, the Company also impaired or wrote off intangible assets and goodwill and realized a loss on disposal of $6.9 million, wrote off receivables of $190,000 and other assets of $19,000, which is included as a component of net loss from discontinued operations, net of tax for the nine months ended September 30, 2018.

During the second quarter 2018, the Company sold all the professional MMA promotion businesses, except for Victory, FT and NFC, to the former business owners and terminated/settled existing employment agreements. In relation to the promotion business disposals, the Company settled the $310,000 earn-out liability related to the Shogun acquisition with the issuance of 366,072 common stock options with a Black-Scholes value of $94,000, issued 30,000 common stock options to a promoter as severance, and incurred approximately $246,000 of additional liabilities related to severance payments to former employees. The Company realized a gain of approximately $160,000 related to the settlement of outstanding accounts payable and a gain of approximately $276,000 related to settlement with a promoter of customer prepayments and recorded a $15,000 receivable from the promoter related to the sale of the business. On July 30, 2018, the Company entered a settlement agreement, effective as of May 31, 2018, with a former employee, in relation to the termination of his employment. The Company agreed to pay the former employee $129,800 and issue a fully vested stock option grant dated July 30, 2018 for 75,000 common shares with a life of 5 years and exercise price of $0.20. In June 2018, the Company abandoned the Cherry Hill, New Jersey promotion office and recorded a $167,500 charge for the remaining contractual lease payments.

In July 2018, the Company entered a separation agreement with a former employee and agreed to pay $50,000 in exchange for terminating the employment agreement. On September 26, 2018, the Company entered an agreement to sell the Athlete Management business, SuckerPunch, to the former business owners, the agreement had an effective date of July 1, 2018. The parties agreed to terminate / settle the existing employment agreements. One of the former employees was paid severance until August 31, 2018 and issued the remaining 108,289 common shares held in escrow related to the SuckerPunch acquisition. The Company recognized a stock-based compensation charge of $31,000 related to the issuance of the 108,289 common shares. The other former employee was paid severance through September 15,2018 and had his warrant to purchase 93,583 common shares repriced from $3.74 to $0.3725. The Company recognized a stock-based compensation charge of $10,000 related to the repricing of the common stock warrant. The Company recognized a $70,000 loss in relation to the disposal of the SuckerPunch business. In conjunction with the settlement with the former owner of Fight Club OC, Roy Englebrecht, the shares held in escrow were released as part of the separation agreement. The Company recorded stock based compensation expense of $55,000, the fair value of the shares on the date the agreement was entered. In September 2018, the Company sold the Victory name and related business assets to a vendor in settlement of an outstanding payable balance of $33,064. In September 2018, the Company sold Fight Time to the former business owner and terminated the existing settlement arrangement resulting in a gain of $16,667. In October 2018, the Company resolved its outstanding litigation with Mazzeo Song LLP resulting in the Company agreeing to pay $35,000 in settlement of the outstanding payable balance. The Company realized a $47,000 gain on the settlement as all invoices had previously been accrued. On November 12, 2018 the Company entered into a separation agreement with the former promoter of Victory and agreed to issue the 121,699 shares held in escrow related to the Victory acquisition. The effective date of the agreement was September 30, 2018 and as a result the Company recognized $35,000 of stock-based compensation expense.

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

In order for us to be able to continue as a going concern so that we can complete the SCWorx acquisition and execute our business plan successfully, in addition to short term capital needed to maintain our status as a going concern, we will need substantial additional financing in the near term. The Company currently has virtually no cash on hand, an accumulated deficit of $30.0 million, historical operating losses and, since inception, consistently negative operating cash flows, indicating a substantial doubt with respect to our ability to continue as a going concern. We intend to fund the operating deficits through debt and or equity financings until such time as we are able to complete the SCWorx acquisition and generate positive cash flows from operating activities. We cannot assure you we will be able to secure additional debt and or equity financing on commercially reasonable terms or at all or that we will be able to complete the SCWorx acquisition.

As of September 30, 2018, our cash balance was $4,787 which consists primarily of cash on deposit with banks. As of the filing of this report, we had virtually no cash on hand. During the third quarter of 2018, our principal uses of cash consisted of paying for operating expenses and outstanding payables. As noted above, we currently do not have sufficient capital resources to continue our operations, and thus we have an immediate and urgent need for additional capital.

The Company has entered into a number of negotiated settlements with vendors and former employees, which provide for payments upon the closing of the SCWorx Acquisition. The aggregate amount owed under these settlement agreements payable upon closing of the SCWorx transaction is approximately $418,000, which is a component of the $425,604 current liabilities - discontinued operations of the condensed consolidated balance sheet.

As disclosed above, in conjunction with the stock offering completed in January 2018, the Company issued warrants with a provision requiring the Company to pay the warrant holder the Black - Scholes value of the warrant upon a fundamental transaction. On August 20, 2018, the Company entered into a stock Exchange Agreement with SCWorx which upon closing will qualify as a fundamental transaction within meaning of the warrant agreement. For illustration purposes only, if the stock price at closing was $0.67, the Black - Scholes value world approximate $0.53 per share based upon todays volatility and risk-free interest rate. As of the date hereof, there were 1,141,500 warrants outstanding which are subject to this Black – Scholes payout provision.

	9 Months Ended September 30,
	2018	2017
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(3,188,669)	$(4,580,754)
Net cash used in investing activities	(21,849)	(1,008,950)
Net cash provided by financing activities	3,172,457	1,525,000
Net decrease in cash	$(38,061)	$(4,064,704)

The operations of Alliance to date have resulted in losses and negative operating cash flows. During the first quarter of 2018, the Company began a cost reduction plan resulting in the termination of employment of several executives and other personnel, renegotiating or terminating contracts and similar cost cutting activities. During the second quarter of 2018, the Company ceased the professional MMA operations and terminated all MMA promoters and support staff including ASM. During the third quarter the Company disposed of SuckerPunch and resolved additional employee employment agreements. As of the date of this filing, the Company has two employees focused on the MMA ticketing platform business.

Operating Activities

Cash used in operating activities was $3.2 million for the nine months ended September 30, 2018, mainly related to the net loss of $13.7 million, an increase of $34,000 in accounts receivable, and a decrease in accounts payable of $239,000, non-cash stock based compensation expense of $738,000, non-cash amortization of $41,000 and loss from discontinued operations of $10.9 million.

Cash used in operating activities was $4.6 million for the nine months ended September 30, 2017, mainly related to the net loss of $7.1 million, offset by non-cash amortization of $57,000, non-cash stock-based compensation of $409,000 related to various equity awards to employees and non-employees, an increase in accounts payable of $372,000, and loss from discontinued operations of $5.2 million.

Investing Activities

Cash used in investing activities was $22,000 for the nine months ended September 30, 2018, related to the acquisition of capital assets in discontinued operations of $22,000.

Cash used in investing activities was $1.0 million for the nine months ended September 30, 2017, due to the acquisitions of the businesses that make up the discontinued operations.

Financing Activities

Cash provided by financing activities was $3.2 million for the nine months ended September 30, 2018, primarily related to a registered public offering of our securities, which provided $1.9 million of capital. In January 2018, the Company completed a public offering of 2,150,000 units for $1.00 per unit. Each unit included one share of Alliance MMA common stock and 0.9 warrants to purchase common stock, totaling 1,935,000 warrants. The gross proceeds to the Company was approximately $2,150,000 before underwriter discounts, commissions and offering expenses. The Company signed two related party note agreements during the period, each for $150,000 with two of our Board members. We entered into two additional note agreements, with third parties for $90,000 and $200,000. Additionally, the Company sold an aggregate of $720,000 of convertible notes to SCWorx. These proceeds from these notes were offset by the $390,000 repayment of notes payable. Additionally, the Company received $306,000 from the exercise of warrants and stock options.

Cash provided by financing activities was $1.5 million for the nine months ended September 30, 2017 related to private placements of Common Stock.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2018 there was a change to our revenue recognition policy. See Note 2 - “Summary of Significant Accounting Policies” of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President/Chief Financial Officer concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of September 30, 2018, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

Notwithstanding the foregoing, our management, including our President/Chief Financial Officer, has concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April and May 2017, respectively, two purported securities class action complaints—Shapiro v. Alliance MMA, Inc., No. 1:17-cv-2583 (D.N.J.), and Shulman v. Alliance MMA, Inc., No. 1:17-cv-3282 (S.D.N.Y.)—were filed against the Company and certain of its officers in the United States District Court for the District of New Jersey and the United States District Court for the Southern District of New York, respectively. The complaints alleged that the defendants violated certain provisions of the federal securities laws, and purported to seek damages in an amount to be alleged on behalf of a class of shareholders who purchased the Company’s common stock pursuant or traceable to the Company’s initial public offering. In July 2017, the plaintiffs in the New York action voluntarily dismissed their claim and, on March 8, 2018, the parties reached a settlement to the New Jersey action in which the carrier for our directors and officers liability insurance policy has agreed to cover Alliance’s financial obligations, including legal fees, under the settlement arrangement, less a deductible of $250,000. The complaint was dismissed in October 2018.

In October 2017, a shareholder derivative claim based on the same facts that were alleged in the class action complaints was filed against the directors of the Company in the District Court for the District New Jersey; however, a complaint was not served on the defendants and, on February 2, 2018 the claim was dismissed by the District Court.

In June 2018, the landlord of our Cherry Hill, New Jersey office filed suit against the Company for non-payment of rent. Currently the Company is in negotiations to settle the remaining payments due under the lease of $167,475.

In June 2018, the Company’s former President, Robert Haydak, filed suit against the Company. The Company and Mr. Haydak resolved the suit effective July 2018 with the Company agreeing on a cash settlement of $50,000 and delivery of certain MMA promotion fixed assets and the Company has accrued the settlement as of September 30, 2018.

Item 1A. Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2018, the Company issued 200,000 shares of common stock and warrants to purchase 50,000 shares to a note holder in consideration of his agreement to extend the note until December 31, 2018 and convert all interest related to the Note into shares of company common stock. The warrants have an exercise price of $.29 per share.

On October 19, 2018, the company issued 794,483 shares of common stock in consideration of (i) a “most favored nation” clause contained in a subscription agreement and (ii) the termination of said agreement.

The Company believes that the foregoing transactions were exempt from the registration requirements under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom the Registrant believes was an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

Item 5. Other Information

Also, as previously reported, on August 30, 2018, the Company requested a hearing to appeal the Nasdaq’s delisting determination On October 25, 2018, as part of the appeal process, the Company presented to the Nasdaq the Company’s plan for meeting the Nasdaq’s original listing qualifications, in connection with the closing of the business combination of SCWorx. In order for the Company’s common stock to qualify for listing on the Nasdaq Stock Market following completion of the acquisition, the Company will be required to meet the Nasdaq’s listing standards for original listing (including among others its minimum bid price of $4 per share and minimum $5 million of stockholders’ equity).

On November 9, 2018, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that the Nasdaq Hearings Panel (the “Panel”) granted the Company’s request for continued listing on The Nasdaq Capital Market, subject to the Company’s satisfaction of certain conditions, including interim funding milestones.

In accordance with the Nasdaq’s decision, subject to compliance with the interim funding milestones, which the Company has not met, the Company has until February 25, 2019 to complete its acquisition of SCWorx and demonstrate that the combined company satisfies the requirements for initial listing on The Nasdaq Capital Market.

Under the Panel’s decision, the Company was to have completed the interim funding milestone by November 15, 2018. Although the Company has made substantial progress towards meeting such milestone, the Company has not yet completed the required funding. Accordingly, the Company has requested that the Panel (i) reduce the amount of the required funding milestone and (ii) extend the time for completion of funding to November 30, 2018.

There is no assurance that the Nasdaq will agree to these Company requests. The Company believes that even at the reduced funding level, the combined company will still exceed the applicable Nasdaq stockholder equity requirement. If the Nasdaq does not agree to the Company’s requests, the Company will be delisted from the Nasdaq.

Even if the Panel grants the Company’s requests, there is no assurance that the Company will be able to satisfy the Panel’s revised conditions. If the Company is unable to fully comply with the terms of the Panel’s decision, including any revisions thereto, the company’s common stock could be delisted from The Nasdaq Capital Market which would have a material adverse effect on the company’s business and on the trading of its common stock. In addition, if the Company’s common stock is delisted from the Nasdaq Stock Market, there would be a failure of a closing condition to the SCWorx business combination, which, if not waived by SCWorx, would result in the termination of such transaction, which would have a material adverse effect on the Company.

Item 6. Exhibits.

Exhibit No.	Description

10.1*	Burt Watson Separation Agreement

10.2*	Red Diamond Termination Agreement

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1 (1)*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Document*

*	Filed Herewith

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE MMA, INC

Date: November 16, 2018	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

