Form 10-K
period 2018-12-31
SCWorx Corp.
filed 2019-04-01
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37899

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

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

As of June 30, 2018, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $4.9 million, based on the last reported trading price of the Common Stock on that date, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock as of March 29, 2019 was 6,563,195.

SCWORX CORP.

(f/k/a ALLIANCE MMA, INC.)

ANNUAL

REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

Cautionary Statement Regarding Forward-Looking Statements

Certain statements that we make from time to time, including statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning Private Securities Litigation Reform Act of 1995, and of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements. These statements, among other things, relate to our business strategy, goals and expectations concerning our services, future operations, prospects, plans and objectives of management. The words “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, and similar terms and phrases are used to identify forward-looking statements in this presentation.

Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, and operating expenses.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to our ability to:

•	integrate and optimize the results from the acquisition of SCWorx Corp; and
•	grow the revenues and contain the costs related to our recently acquired SCWorx business and existing CageTix ticketing business.

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

All references to “Alliance,” “Alliance MMA,” “we,” “us,” “our” or the “Company” mean Alliance MMA, Inc., a Delaware corporation n/k/a SCWorx Corp., and where appropriate, its wholly owned subsidiaries.

PART I

Item 1. Business

Corporate Information

We were incorporated in Delaware on February 15, 2015 under the name “Alliance MMA, Inc.”

On February 1, 2019, the Company acquired SCWorx Corp. in a stock for stock exchange transaction and changed its name to SCWorx Corp. Effective February 4, 2019, the Company changed the trading symbol for its common stock listed on the Nasdaq Capital Market to “WORX.”

Our principal executive offices are located at 590 Madison Avenue, 21st Floor, New York, New York, 10022. Our telephone number is (212) 739-7825.

In this Annual Report, the terms “Alliance,” “Alliance MMA,” the “Company,” “we,” “us” and “our” refer to Alliance MMA, Inc. (n/k/a SCWorx Corp.). Unless specified otherwise, the historical financial results in this Annual Report are those of the Company and its subsidiaries on a consolidated basis.

Our Business

Alliance MMA began its operations as a sports media company operating a regional mixed martial arts (“MMA”) promotion business under the Alliance MMA name as well as under the trade names of the regional promoters we acquired. The fighters who participated in our MMA promotions were provided the opportunity to develop and showcase their talents for advancement to the next level of professional MMA competition. On May 25, 2018, the Company commenced cessation of all the professional MMA promotion operations and supporting functions and began the plan of disposition. This action included the termination of all promotion and support employees. As of June 30, 2018, all the MMA promotions were either disposed or ceased operations. On September 13, 2018, the Company commenced cessation of the sports management operations and began a plan of disposition. This action included the termination of all sports management employees. As of September 30, 2018, the sports management business unit was disposed. As of December 31, 2018, the Company has disposed of all MMA promotion businesses and the sports management business and has been focused on the closing of the SCWorx Corp. (“SCWorx”) acquisition and related financing transactions, and operating its ticketing business. The SCWorx acquisition closed on February 1, 2019 and the company completed a one-for-nineteen reverse stock split [bracketed amounts represent post-split adjusted shares or per share amounts]. As of the filing date of this 10-K Annual Report, the Company continues to operate its ticketing business, and is focused on its newly acquired SCWorx business.

Our Promotions

The following is a discussion of our former promotion business, all of which had been disposed of as of May 25, 2018, as previously described.

In 2018, our regional promotions held a number of events, some of which were televised on cable and network stations and/or streamed live via the internet. In providing fighters the opportunity to demonstrate their talents and move toward more lucrative fights, we also stressed the importance of maintaining strong personal values such as integrity, respect and discipline, as we believe that these attributes to be as important to a fighter’s success as his or her physical talents and skills. Our promotions generated revenue through ticket and concession sales at live MMA events. In addition, we distributed our original content on television, cable networks, pay-per-view broadcasts and streaming over the internet. We also received sponsorship fees for live and tape-delayed MMA events.

Our promotions were as follows:

CFFC Promotions (“CFFC”) – based in Atlantic City, New Jersey, CFFC promoted professional MMA events primarily in New Jersey and Pennsylvania.

Hoosier Fight Club (“Hoosier Fight Club” or “HFC”) – based in the Chicago, Illinois metropolitan area, HFC promoted professional MMA events in Indiana.

COmbat GAmes MMA (“COGA”) – based in Kirkland, Washington, COGA promoted professional MMA events primarily in Washington State.

Shogun Fights (“Shogun”) – based in Baltimore, Maryland, Shogun promoted professional MMA events at the Royal Farms Arena in Baltimore.

V3 Fights (“V3”) – based in Memphis, Tennessee, V3 promoted professional MMA events primarily at event centers in Memphis, Tennessee, elsewhere in Tennessee, Mississippi and Alabama.

Iron Tiger Fight Series (“IT Fight Series” or “ITFS”) – based in Bellefontaine, Ohio, IT Fight Series promoted professional MMA events in various locations throughout Ohio.

Fight Time Promotions (“Fight Time”) – based in Fort Lauderdale, Florida, Fight Time promoted professional MMA events throughout the South Florida Market.

National Fighting Championships (“NFC”) – based in Atlanta, Georgia, NFC promoted professional MMA events throughout Atlanta, Georgia, South Carolina and North Carolina.

Fight Club Orange County (“FCOC” or “Fight Club OC”) – based in Orange County, California, Fight Club OC promoted professional MMA events throughout Southern California.

Victory Fighting Championship (“Victory”) – based in Omaha, Nebraska, Victory promoted professional MMA events throughout Nebraska, Kansas, South Dakota and Iowa.

Video Production and Distribution

Go Fight Net, Inc. (“GFL”) – As an adjunct to the promotion business, Alliance provided video distribution and media archiving through Alliance Sports Media (“ASM”) formerly GFL and ceased operations on May 25, 2018.

Sports Management

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

On September 13, 2018, management and the board of directors extended the exit/disposal plan to the sports management business unit because it did not believe it could generate positive cash flows. On September 26, 2018 the Company entered an agreement to sell SuckerPunch Entertainment to the former owners. The effective date of the transaction was July 1, 2018. SuckerPunch – based in Northern Virginia, managed over approximately 150 professional MMA fighters. Since 2007, SuckerPunch has managed several UFC titleholders including Joanna Jedrzejczyk, Jens Pulver, Carla Esparza and, most recently, Max Holloway.

Ticketing Platform

CageTix – founded in 2009, CageTix focusses its ticket sales service on the MMA industry. CageTix presently services many of the industry’s top U.S. mixed martial arts events.

As of the filing date of this 10-K Annual Report, the Company continues to operate its ticketing business, but is focused primarily on its newly acquired SCWorx business.

Our Business Objectives and Strategies

The Company’s current focus is on integrating and optimizing the acquisition of SCWorx Corp., which was completed February 1, 2019. The Company also continues to operate its ticketing business.

The CageTix Ticketing Platform

The majority of paid tickets for regional MMA events are sold by fighters appearing on the event fight card. The CageTix platform provides significant benefits to third party MMA promotions, including the security of credit/debit card sales processing; immediate revenue recognition; real time sales reporting; and sales audit and compliance tracking for tax and regulatory authorities.

SCWorx Corp.’s Corporate History

On December 31, 2017, SCWorx, LLC acquired its wholly owned subsidiary, Primrose Solutions, LLC, (“Primrose”), a Delaware limited liability company focused on developing functionality within SCWorx Corp.’s software. The majority of shareholders of Primrose were shareholders of SCWorx Corp. and based upon SAB Topic 5G, the technology acquired has been accounted for at predecessor cost of $nil. In June 2018, SCWorx, LLC merged with and into SCWorx Acquisition Corp., a Delaware corporation, as a result of which it became a Delaware corporation. Prior to entering into the Share Exchange Agreement, SCWorx Acquisition Corp. changed its name to SCWorx Corp. and then changed its name to SCW FL Corp. to allow the Company to change its name to SCWorx Corp. at the closing of the acquisition.

Overview of SCWorx Acquisition and related Financing Transactions

SCWorx Corp. Acquisition

On August 20, 2018, Company entered into a Stock Exchange Agreement, as amended by Amendment No. 1 thereto (the “Share Exchange Agreement” or “SEA”) with SCWorx Corp., a software as a service (“SaaS”) company servicing the healthcare industry, under which the Company agreed to purchase from the SCWorx Corp. shareholders all the issued and outstanding capital stock of SCWorx Corp., in exchange for which the Company agreed to issue at the closing:

(i)	190,000 Series A Preferred Stock Units, comprised of 190,000 shares of Series A Preferred Stock ($10.00 face value per share, convertible into common stock at a post-split adjusted price per share of $3.80 (subject to adjustment), and warrants to purchase 250,000 post-split adjusted shares of common stock at a post-split adjusted exercise price of $5.70 per share), in satisfaction of approximately $1.9 million of SCWorx indebtedness; and

(ii)	approximately 5,263,158 post-split adjusted shares of the Company’s common stock (each of which had a value of approximately $4.40 per share, based on the last sale price of the Company’s common stock on February 1, 2019 (the Closing Date).

Consummation of the transactions contemplated by the SEA was subject to satisfaction of a variety of conditions, including approval by the Company and SCWorx Corp.’s shareholders and the newly combined company meeting the listing qualifications for initial inclusion on the Nasdaq Capital Market.

SCWorx Corp. Financing Transaction

On June 28, 2018, the Company entered into a Securities Purchase Agreement, as amended December 18, 2018 (the “SPA”) with SCWorx Corp. (n/k/a SCW FL Corp.) a big data software as a service company servicing the healthcare industry (f/k/a SCWorx Acquisition Corp.) (“SCWorx”), under which it agreed to sell up to $1,250,000 in principal amount of convertible notes and warrants to purchase up to 59,387 post-split adjusted shares of Company common stock. $750,000 in principal amount was under the SPA convertible into shares of common stock at a post-split conversion price of $7.08 (reduced to $4.09 per share by amendment dated January 25, 2019) and the warrants are exercisable for shares of Company common stock at a post-split exercise price of $7.08 per share. The remaining $500,000 in principal amount is under the SPA convertible into shares of common stock at a post-split conversion price of $3.80 and the warrants are exercisable for shares of Company common stock at a post-split exercise price of $5.70 per share.

As of December 31, 2018, pursuant to the SPA, SCWorx had purchased convertible notes of the Company in the aggregate amount of $1,035,000, convertible into 180,970 post-split shares, and warrants to purchase an aggregate 45,243 post-split shares of common stock. These notes bear interest at 10% per annum, mature one year from the date of issue and are subject to automatic conversion upon consummation of the Company’s acquisition of SCWorx. Since December 31, 2018, SCWorx purchased the remaining $215,000 in convertible notes bringing the aggregate amount purchased to $1,250,000. This note was amended in January 2019 to reduce the conversion price to $0.215 [$4.09] per share.

Series A Preferred Stock Financing

The Company has sold an aggregate of $6,150,000 in Series A Preferred Stock Units comprised in the aggregate of 615,000 shares of Preferred Stock (face value $10 per share), convertible into common stock at a rate of $3.80 per share (on a post-split adjusted basis) (subject to adjustment), and (ii) warrants to purchase up to 809,211 post-split adjusted shares of common stock, with an exercise price of $5.70 per share (subject to adjustment) (the “Preferred Stock Units”).The sale of the Series A Preferred Stock Units was deemed a below market issuance (on an as converted basis) of more than 20% of the Company’s issued and outstanding common shares. As such, the conversion of the Preferred Shares and exercise of the Warrants was subject to shareholder approval, as required by Nasdaq Rule 5635(d), which was obtained January 30, 2019.

In connection with the sale of the Series A Preferred Stock Units, the Company (i) received $5.5 million in cash proceeds and (ii) satisfied approximately $676,000 of indebtedness, for an aggregate of $6,150,000.

The cash amount raised from the sale of the Series A Preferred Stock Units was required to be kept in a reserve account pending the closing of the Company’s acquisition of SCWorx, which occurred February 1, 2019. These funds are now available to fund the business of the combined company.

On February 1, 2019, the Company consummated the acquisition of SCWorx as contemplated by the SEA and effected a one-for-nineteen reverse stock split of its common stock and changed its name to SCWorx Corp. References to SCWorx herein refer to the company acquired by the Company. SCWorx is focused on streamlining the three core healthcare provider systems; Supply Chain, Financial and Clinical (“EMR”) enabling providers’ enterprise systems to work as one automated and seamless business management system.

Alliance’s common stock was listed on the Nasdaq Capital Market under the trading symbol “AMMA”. Upon the completion of the acquisition of SCWorx, the Company’s common stock began being listed on the Nasdaq Capital Market under the trading symbol “WORX” as of February 4, 2019.

Overview of the Company’s Business

As noted above, as of the filing date of this 10-K Annual Report, although the Company continues to operate its ticketing business, it is now focused on its newly acquired SCWorx business.

SCWorx is a provider of data content and services related to the repair, normalization and interoperability of information for healthcare providers, as well as big data analytics for the healthcare industry. SCWorx has developed and markets health care information technology solutions and associated services that improve healthcare processes and information flow within hospitals and other healthcare facilities. SCWorx’s software enables a healthcare provider to simplify and organize its data (“data normalization”), allows the data to be utilized across multiple internal software applications (“interoperability”) and provides the basis for sophisticated data analytics (“big data”). Customers use our software to achieve multiple operational benefits, such as supply chain cost reductions, decreased accounts receivables aging, accelerated and completed patient billing in less than 72 hours, contract optimization, increased supply chain management and total cost visibility via dynamic AI connections that automatically structures, repairs, synchronizes and maintains purchasing (“MMIS”), Clinical (“EMR”) and finance (“CDM”) systems. SCWorx’s customers include some of the most prestigious healthcare organizations in the United States. SCWorx offers an advanced software solution for the management of health care providers’ foundational business applications, empowering its customers to significantly reduce costs, drive better clinical outcomes and enhance their revenue. SCWorx supports the interrelationship between the three core healthcare provider systems: Supply Chain, Financial and Clinical. This solution integrates common keys within distinct and variable databases that allows the repaired foundational data to move seamlessly from one application to another enabling our Customers to drive supply chain cost reductions, optimize contracts, increase supply chain management (“SCM”), cost visibility, control rebates and contract administration fees.

Currently, the business systems of hospitals are frequently deficient and often unconnected from each other. These deficiencies in part result from the vast amount of unstructured, manually created and managed data that proliferates within the hospital’s supply chain, clinical and billing systems. SCWorx’s solutions are designed to quickly and accurately improve the flow of information between the buy-side (supply chain purchasing systems), the consumption-side (clinical documentation systems like the electronic medical records (“EMR”)) and billing and collection systems (patient billing systems). The currently poor state of interoperability limits the potential value of each independent system and requires significant expense and huge human resource commitments from senior personnel to stay ahead of problems and complete basic administrative tasks. SCWorx provides an information service that ultimately leads to safer, more cost effective and financially efficient patient care.

SCWorx has demonstrated that in order for the core hospital systems to function properly there must be a Single Source of Truth (“SSOT”) for all products utilized and ultimately billed for. The Item Master File (“IMF”), which is a database of all known products used in hospital and health care settings, must be accurate at all times and expanded upon to hold both clinical and financial attributes. An accurate and expanded Item Master File supports interoperability between the supply chain, clinical and financial systems by delivering, on demand, reports detailing the purchasing, utilization and revenue associated with each and every item used, allowing hospitals to better manage their business. The Single Source of Truth establishes a common vernacular and syntax, while assigning a consistent meaning across the healthcare providers core systems and accurately migrating data from one application to another and removing disconnects between critical business systems.

SCWorx’s software solutions are delivered to clients within a fixed term period, where such software is hosted in SCWorx’s data center and accessed by the client through a secure connection in a software as a service (“SaaS”) delivery method.

SCWorx sells its solutions and services in the United States to hospitals and health systems through its distribution and reseller partnerships.

SCWorx’s Software Solutions/Services

SCWorx empowers healthcare providers to maintain comprehensive access and visibility to an advanced business intelligence that enables better decision-making and reductions in product costs and utilization, ultimately leading to accelerated and accurate patient billing. SCWorx’s software modules perform separate functions as follows.

•	Virtualized Item Master File repair, expansion and automation — The process begins with data normalization — data is put into a simplified and normalized structure and location for use throughout the enterprise. The SCWorx software normalizes, automates and builds interoperability via advanced attribution, vendor and contract mapping, product categorization, repairing the unit of measure and establishing revenue codes and flags. SCWorx improves the healthcare providers’ business processes through the establishment of a clean and normalized Item Master File that improves efficiencies, eliminates cumbersome and error-prone manual processes, provides an integrated cloud-based suite of services that enhances the productivity of operating room staff, supply chain margins and billing revenue through the seamless sharing and accuracy of critical business data.

•	Electronic Medical Record Management — The Electronic Medical Record (EMR) module integrates the advanced data attributes created by SCWorx in the Item Master to the EMR. The EMR serves as the database that hospitals use to document all clinical procedures in terms of the products used and the costs that should be charged. What makes this module special is that prior to its creation there was no mechanism that tied product purchases to actual utilization. Hospitals, being mass consumption businesses, had no way to identify excess ordering that always accompanies mass consumption organizations. In addition, the automation and consistency of delivered attributes dramatically reduces the administrative burden as today these additional attributes are being created by expensive clinical resources manually — over and over again by each hospital. The SCWorx EMR management system creates one vernacular for each hospital so they see the data in a manner that suits them — and then creates a universal vernacular so they can see their performance against other like institutions.

•	Charge Description Master Management — The Charge Description Master (CDM) Management module assists healthcare providers by integrating the CDM data into the workflow of the hospitals purchasing systems so that the latest costs can be automatically updated against the hospitals charging systems. The CDM data provided SCWorx is made more accurate and the resulting data is integrated to the Item Master for real-time delivery to the EMR — this data is the last remaining piece of information that is consumed by the EMR and passed ultimately to the patient billing systems. SCWorx provides real-time integration, automation and management of Item Master File, Clinical Information Systems and the Charge Description Master.

•	Contract Management — SCWorx’s Contract Management Module assists healthcare providers to establish an efficient contract management system and to provide first class care to patients, while reducing operating costs, assuring adherence to compliance requirements, and mitigating risk. By linking the Item Master File to the healthcare providers contract management system and procedures, SCWorx simplifies the way contracts are managed from start to finish by streamlining the processes of creating, routing, reviewing and approving contracts. SCWorx delivers a data warehouse platform which integrates item master management, spend analysis, and contract management. These solutions enable financial staff across the healthcare provider to drill down quickly and deeply into actionable and real-time financial data and key performance indicators to improve revenue realization and staff efficiency. This suite of solutions includes the ability to automatically push price changes to a contract, compliance for standard and non-standard products, contract compliance and optimization reporting, reliable cost data for current and alternate products, cost performance metrics, matching purchase order price to contract and contract repository.

•	Request For Proposal (“RFP”) Automation — With the reality of shrinking operating margins, increasing operating expenses and decreasing insurance reimbursements, hospitals must evaluate all major expenditures. In addition, requirements for provable quality of service supported by trackable metrics now frequently necessitate the search for better options available in the marketplace. Since hospital-based provider subsidies are often a major expense item and since there are often perceived opportunities for quality improvement, it is a reasonable practice for hospital leadership to carefully evaluate all of their current hospital-based services and associated financial support before each contract renegotiation. The proliferation of large regional and national providers, with their ability to derive benefits from economies of scale, have made RFPs much more of a competitive process. Hospital administrators, however, often rely on poor or conflicting data when creating an RFP. Through the integration and utilization of the SSOT SCWorx automates the RFP process and makes it more accurate. SCWorx automates the core sourcing processes with the intention to accelerate cycle times, surveys and confirms business preferred processes, designs and builds a flow chart for the current and desired workflows, cross references bid analysis, implements bid scoring, customizes software to support automation and customizes the report writer and output documents.

•	Integration of Acquired Businesses — The agnostic design of the SCWorx solution enables rapid deployment of a virtual Item Master File to quickly and easily allow combining healthcare providers to share information and achieve cost synergies and interoperability without large and cumbersome upgrades or implementations. During the consolidation of healthcare providers, SCWorx cleans the data and makes the data available to the disparate systems. In addition, M&A activity requires in-depth reporting for comparison of Group Purchasing Organization (“GPO”) contract overlap. When healthcare providers that use different GPOs merge, or are acquired, there is a lack of information to compare contracts. SCWorx provides information for comparative purposes to solve these issues rapidly.

•	Rebate Management — Frequently, vendors use rebates and incentives as a key part of their pricing strategy and structure when selling to hospitals. This tactic makes pricing more attractive to healthcare providers. When tracked through Accounts Payable, and issued correctly, rebates can help healthcare organization save money. At any large healthcare provider, vendor rebates can be difficult to manage since they require a multi-step process to track dollars earned, credits issued, and monies paid. Rebates frequently cause tracking challenges for Accounts Payable departments. Inconsistent tracking is the primary problem for loss of savings with vendor rebate programs. SCWorx’s Rebate Management Module enables healthcare providers to correctly calculate and track rebates provided by healthcare provider vendors. Purchasing or Contracting departments monitor rebates by creating and maintaining a Rebates Master List which is provided to the Accounts Payable department. To assist in this cumbersome process, SCWorx provides information from the SSOT, such as historical data, frequent updates, advanced administrative fee reporting, purchase rebate tracking, early payment/discount management and Vendor Master Data alignment.

•	Big Data Analytics Model — SCWorx provides an in-depth, easy-to-use web portal for display, reporting and analysis of the information contained within the SCWorx data warehouse. SCWorx’s analytics solution enables healthcare providers to view benchmarking information, quickly add new items to the SSOT and identify cost savings through this real-time and on-demand solution. In addition to simplifying the item add process, SCWorx provides peer comparison reporting against similar healthcare providers and a list of informative reports for business measurement, such as spend trend analysis, contract gap analysis, market price comparison, etc. The SCWorx product line is a simplified user experience and visual display for the hospital employee which does not require access to the SCWorx application.

•	Data Integration and Warehousing — Healthcare providers maintain a significant amount of data. In many cases the data is not useful for analytics since the data is held within an individual “silo.” SCWorx establishes an expandable, data warehouse of items that have been normalized, repaired and enriched as the SSOT for useful benchmarking, interoperability and analytics. SCWorx’s data warehouse allows healthcare providers to effectively use the data contained in their environment and efficiently establish the supply chain as a leading driver of revenue cycle management. The data warehouse is updated as frequently as every five minutes without intervention.

Clients and Strategic Partners

SCWorx continues to provide transformational data-driven solutions to some of the finest, most well-respected healthcare providers in the United States. Clients are geographically dispersed throughout the country and the continued focus is to assist healthcare providers with issues they have pertaining to data interoperability. SCWorx provides these solutions through a combination of direct sales and relationships with strategic partners.

Our major clients include the following hospitals and health care providers: CAPTIS, Vanderbilt University Medical Center, Mercy Health, Providence Health & Services, University of Chicago Medical Center, and the University of Vermont Medical Center, among others.

Competition

SCWorx competes against a variety of vendors and smaller companies which provide solutions in the specific markets we address. Our principal competitors include:

•	purchasing departments that have limited budgets and may be attempting to manually repair the item master file;

•	large companies with a long list of products and services and small companies which may provide item master normalization and data cleanse services; and

•	software companies or service providers, as well as small, specialized vendors, that provide complementary or competitive solutions in benchmarking or data analytics and data warehousing that may compete with our offerings.

Some of our actual and perceived competitors have advantages over us, such as longer operating histories, greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, broader distribution and presence, and competitive pricing. In addition, our industry is evolving rapidly and is becoming increasingly competitive.

Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, creating and utilizing a well-established client base and distribution channels, brand recognition, the ability to provide agnostic interoperability and to operate on a variety of MMIS, EMR and financial platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities.

SCWorx believes that these obstacles taken together represent a moderate to high-level barrier to entry. The principal competitive factors in our markets are product features, functionality and support, product depth and breadth (number of items in the central data warehouse), flexibility, ease of deployment and use, total cost of ownership and time to value. We believe that we generally compete favorably on the basis of these factors. For example, besides our agnostic interoperability, additional key strengths include the SCWorx data warehouse, which exceeds 12 million items, SCWorx Big Data analytics and benchmarking.

Contracts, License and Service Fees

SCWorx enters into agreements with its clients that specify the scope of the solution to be installed and/or services to be provided by SCWorx, as well as the agreed-upon aggregate price, applicable duration and the timetable for the associated licenses and services.

For clients purchasing software to be installed locally or provided on a SaaS model, these are multi-element arrangements that include a term license granting the right to access the applicable software functionality (whether installed locally at the client site or the right to use the Company’s solutions as a part of SaaS services), terms regarding maintenance and support services, terms for any third-party components such as infrastructure and software, and professional services for implementation, integration, process engineering, optimization and training, as well as fees and payment terms for each of the foregoing. If the client purchases solutions on a long-term license model, the client may be billed the license fee up front or on a monthly or quarterly basis. Maintenance and support are provided on a term basis for separate fees, with an initial term of typically three to five years. The license, maintenance and support fee is charged annually in advance, commencing either upon contract execution or deployment of the solution in live production. If the client purchases solutions on a term-based model, the client is billed periodically a combined access fee for a specified term, typically three to five years in length.

SCWorx also generally provides software and SaaS clients professional services for implementation, integration, process engineering, and optimization and training. These services and the associated fees are separate from the license, maintenance and access fees. Professional services are provided on either a fixed-fee or hourly arrangements billable to clients based on agreed-to payment milestones (fixed fee) or monthly payment structure on hours incurred (hourly). These services can either be included at the time the related SaaS solution is licensed as part of the initial purchase agreement or added on afterward as an addendum to the existing agreement for services required after the initial implementation.

For one-time data normalization services clients, these normalization services are provided either through a stand-alone services agreement or services addendum to an existing master agreement with the client. These normalization services are available as either a one-time service or recurring monthly, quarterly or annual review structure. These services are typically provided on a per item basis. Payment typically occurs upon completion of the applicable normalization project. The commencement of revenue recognition varies depending on the size and complexity of the system and/or services involved, the implementation or performance schedule requested by the client and usage by clients of SaaS for software-based components. SCWorx’s agreements are generally non-cancelable but provide that the client may terminate its agreement upon a material breach by SCWorx and/or or may delay certain aspects of the installation or associated payments in such events. SCWorx does allow for termination for convenience in certain situations. SCWorx also includes trial or evaluation periods for certain clients, especially for new or modified solutions. Therefore, it is difficult for SCWorx to accurately predict the revenue it expects to achieve in any particular period, and a termination or installation delay of one or more phases of an agreement, or the failure of SCWorx to procure additional agreements, could have a material adverse effect on SCWorx’s business, financial condition, and results of operations. Historically, SCWorx has not experienced a material amount of contract cancellations; however, SCWorx sometimes experiences delays during contract implementation and SCWorx accounts for them accordingly.

Third Party License Fees

SCWorx incorporates software licensed from various third-party vendors into its proprietary software. Stand-alone third-party software is also required to operate certain of SCWorx’s proprietary software and/or SaaS services. SCWorx licenses these software products and pays the required license fees when such software is delivered to clients.

CageTix Ticketing Platform

Currently, the majority of paid tickets for regional MMA events is sold by the fighters appearing on the event fight card. Referred to as “fighter consigned” tickets, sales are generally made in face-to-face cash transactions. Our CageTix event ticketing platform allows regional promoters to control the ticketing sales chain. The CageTix platform can provide significant benefits to regional promotions, including the security of credit/debit card sales processing, immediate revenue recognition, and real time sales reporting.

Property

The Company does not own any real property. The principal executive offices are located at an office complex in New York, New York, consisting of shared office space that we are leasing. The lease had an original one-year term that commenced on December 1, 2015, which was renewed until November 30, 2018 and now is under a month-to-month lease agreement. The lease allows for the limited use of private offices, conference rooms, mail handling, videoconferencing, and certain other business services.

In conjunction with the acquisition of SCWorx Corp on February 1, 2019, the Company assumed a lease for office space in Greenwich, Connecticut. The lease expires in March 2020.

Government Regulation

The Company believes that governmental regulation is not material to its ticketing business or SCWorx’s business operations. Our MMA events were regulated at the state level by the athletic commission in each state where our promotions are conducted. The commissions are concerned primarily with the introduction and enforcement of safety rules and oversee MMA in much the same way as they do for boxing events.

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

Seasonality

We don’t believe that SCWorx’s revenues are impacted by seasonality.

Our MMA business has historically experienced a negative seasonal impact on revenues during the months of June, July and August when attendance is lower at scheduled events than during the balance of the year. As a result, we generally scheduled fewer events during this period, which resulted in less revenue during these periods compared to other periods during the year.

Employees

As of December 31, 2018, we had 2 employees. As of the closing of the acquisition on February 1, 2019, the Company had 4 employees, of whom 2 are in management and finance and 2 are in operations. We mainly utilize independent contractors for maintenance of our database and customer software installation.

Facilities

The Company does not own any real property. The principal executive offices are located at an office complex in New York, New York, consisting of shared office space that we are leasing. The lease had an original one-year term that commenced on December 1, 2015, which was renewed until November 30, 2018 and now is under a month-to-month lease agreement. The lease allows for the limited use of private offices, conference rooms, mail handling, videoconferencing, and certain other business services.

In November 2016, the Company entered a sublease agreement for office and video production space in Cherry Hill, New Jersey. The lease expires on June 30, 2019. In June 2018, the Company abandoned the Cherry Hill space and in January 2019 negotiated a settlement to exit the sublease.

With the acquisition of Fight Club OC, the Company assumed a lease for office space in Orange County, California. The lease expired in September 2018 and was included in the sale of Fight Club OC.

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

In April and May 2017, two purported securities class action complaints-Shapiro v. Alliance MMA, Inc., No. 1:17-cv-2583 (D.N.J.), and Shulman v. Alliance MMA, Inc., No. 1:17-cv-3282 (S.D.N.Y.)-were filed against the Company and certain of its officers in the United States District Court for the District of New Jersey and the United States District Court for the Southern District of New York, respectively. The complaints alleged that the defendants violated certain provisions of the federal securities laws and purported to seek damages in an amount to be alleged on behalf of a class of shareholders who purchased the Company’s common stock pursuant or traceable to the Company’s initial public offering. In July 2017, the plaintiffs in the New York action voluntarily dismissed their claim and, on March 8, 2018, the parties reached a settlement to the New Jersey action in which the insurance carrier for our directors and officers liability insurance policy has agreed to cover Alliance’s financial obligations under the settlement arrangement, less a deductible of $250,000.

In October 2017, a shareholder derivative claim based on the same facts that were alleged in the class action complaints was filed against the directors of the Company in the District Court for the District New Jersey; however, a complaint was not served on the defendants and, on February 2, 2018 the claim was dismissed by the District Court.

In June 2018, the landlord of our Cherry Hill, New Jersey office filed suit against the Company for non-payment of rent. Currently the Company is in negotiations to settle the remaining payments due under the lease. The Company recorded $167,000 of expense related to the lease within discontinued operations - general and administrative for the cost of the remaining payments under the lease agreement. This amount is accrued for at December 31, 2018 within the current liabilities - discontinued operations balance. In January 2019, the Company entered into a settlement agreement with respect to this litigation, and paid the landlord $75,000 and issued warrants to purchase 20,250 shares of common stock at an exercise price of $3.42 per share.

In June 2018, the Company’s former President, Robert Haydak, filed suit against the Company. The Company and Mr. Haydak resolved the suit effective July 2018 with the Company agreeing on a cash settlement of $50,000, and delivery of certain MMA promotion fixed assets. The Company has accrued the settlement as of December 31, 2018 which is included within net loss from discontinued operations, net of tax, and current liabilities - discontinued operations balance. In February 2019, the Company paid Mr. Haydak the $50,000 called for by the settlement agreement and obtained a release of all claims thereunder.

On December 19, 2018, the Company’s former Chief Executive Officer (“CEO”), Robert L. Mazzeo, who resigned on May 25, 2018, served a complaint against the Company in the United States District Court for the Sothern District of NY. Mazzeo alleges that he (i) was fraudulently induced to become the CEO of the Company and (ii) entered into an employment contract with the Company and that the Company breached said alleged contract. Mazzeo seeks damages in “excess of $500,000.” The Company believes that the lawsuit is frivolous and violative of Rule 11 of the Federal Rules of Civil Procedure. The Company filed an answer to the complaint on February 5, 2019, and, in addition to mounting a vigorous defense, the company has filed a counterclaim against Mazzeo alleging breach of fiduciary duty.

Available Information

Our primary website address is www.scworx.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.scworx.com when such reports become available on the SEC’s website. The public may read and copy any materials filed by SCWorx Corp. with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549 on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

For the year ended December 31, 2018, our revenue was approximately $150,000 and we had a net loss of approximately $14.6 million. For the year ended December 31, 2017, our revenues were approximately $221,000, and we had a net loss of approximately $12.0 million. At December 31, 2018, we had an accumulated deficit of approximately $31.3 million. At December 31, 2018, our ability to continue as a going concern was dependent upon completing the acquisition of SCWorx.

As a result of the recently consummated convertible note and Preferred Stock financings, as of December 19, 2018, the Company had approximately $5.4 million of restricted cash, which under the operative documents was required to be held in reserve pending the closing of the Acquisition. In addition, as of December 31, 2018, SCWorx was required to provide additional advances of $215,000 under the SPA, as amended. These advances were made in January of 2019.

With the completion of the SCWorx acquisition and related financings, the Company currently has approximately $3.0 million in cash on hand. Although the Company has historically generated operating losses and negative operating cash flows, with the completion of the SCWorx acquisition, the Company expects that the combined company will generate operating profits and positive operating cash flows.

The Company believes that these positive operating cash flows, coupled with the cash on hand, are such that, as of the date of this report, the Company has sufficient cash to support the business for at least the one-year period following the date of this report.

A failure by us to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business and operating results.

Maintaining effective internal control over financial reporting is necessary for us to produce accurate and complete financial reports and to help prevent financial fraud. In addition, such control is required in order to maintain the listing of our common stock on the Nasdaq Capital Market. While we have undertaken remedial steps to improve our financial reporting process, including the implementation of a firm-wide accounting information system that collects, stores and processes financial and accounting data on a consolidated basis for use in meeting our reporting obligations, there are no assurances that our internal control over financial reporting has been effective at any time since then. For the year ended December 31, 2018, the Company did not have effective controls over financial reporting. Our management has identified material weakness in our internal controls related to deficiency in the design of internal controls and segregation of duties.

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

As a public company and particularly after we cease to be an “emerging growth company,” we incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the Nasdaq Capital Market impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or as executive officers.

If we do not manage our growth effectively, our revenue, business and operating results may be harmed.

Our expansion strategy includes the possible acquisitions of other SaaS companies. We may not be able to identify, secure and manage future acquisitions successfully. The acquisition of SCWorx and any future businesses may require a greater than anticipated investment of operational and financial resources as we seek to institute uniform standards and controls across acquired businesses. Acquisitions may also result in the diversion of management and resources, increases in administrative costs, including those relating to the assimilation of new employees, and costs associated with any financings undertaken in connection with such acquisitions. We cannot assure you that any acquisition we undertake, including those we have already made, will be successful. Future growth will also place additional demands on our management, sales, and marketing resources, and may require us to hire and train additional employees. We will need to expand and upgrade our systems and infrastructure to accommodate our growth, and we may not have the resources to do so in the time frames required. The failure to manage our growth effectively will materially and adversely affect our business, financial condition and results of operations.

We may be unable to implement our strategy of acquiring additional companies and such acquisitions may subject us to additional unknown risks.

We may make future acquisitions of SaaS companies in markets that we do not serve now. We may not be able to reach agreements with such companies on favorable terms or at all. In completing acquisitions, we rely upon the representations and warranties and indemnities made by the sellers with respect to each acquisition as well as our own due diligence investigation. We cannot assure you that such representations and warranties will be true and correct or that our due diligence will uncover all materially adverse facts relating to the operations and financial condition of the acquired companies or their businesses. To the extent that we are required to pay for undisclosed obligations of an acquired company, or if material misrepresentations exist, we may not realize the expected economic benefit from such acquisition and our ability to seek legal recourse from the seller may be limited.

The value of our goodwill and other intangible assets declined in 2018.

As of December 31, 2018, there was no goodwill or other intangible assets. In 2018, we recorded intangible assets impairment charges of approximately $231,000. The impairment was identified as part of management’s review of impairment indicators during the second quarter. Accordingly, it was determined the recoverable value of the promotion segment was less than the carrying value and therefore, an impairment loss was recorded. We had recorded goodwill in connection with the acquisitions we have made. We expect to record goodwill for future acquisitions. Our other net intangible assets had included venue relationships, ticketing software, trademarks and brands, fighter contracts, promoter relationships and sponsor relationships, at cost less accumulated amortization and impairment, and we amortized such assets using a method reflecting the period(s) in which the economic benefit of the asset is utilized, which we estimated to be three to ten years.

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

Future acquisitions are likely to result in issuances of equity securities, which will be dilutive to the equity interests of existing stockholders, and may involve the incurrence of debt, which will require us to maintain cash flows sufficient to make payments of principal and interest, the assumption of known and unknown liabilities, and the amortization of expenses related to intangible assets, all of which could have an adverse effect on our business, financial condition and results of operations. For example, the acquisition of SCWorx resulted in a change of control of the Company involving the issuance of approximately 5.3 million post-split adjusted shares of common stock and 190,000 shares of Series A Preferred Stock, convertible into 500,000 post-split adjusted shares of common stock (subject to adjustment), and the issuance of warrants to purchase an additional 250,000 post-split adjusted shares of common stock, at an exercise price of $5.70 per share.

We may become involved in litigation which could harm the value of our business.

Because of the nature of our business and the exit from lines of business, there is a risk of litigation. Any litigation could cause us to incur substantial expenses whether or not we prevail, which would add to our costs and affect the capital available for our operations. For example, we were recently sued by our former CEO.

Economic uncertainty impacts our business and financial results and a renewed recession could materially affect us in the future.

Periods of economic slowdown or recession could lead to a reduction in demand for our software and services, which in turn could reduce our revenues and results of operations and adversely affect our financial position. Our business will be dependent upon business discretionary spending and therefore is affected by business confidence as well as the future performance of the United States and global economies. As a result, our results of operations are susceptible to economic slowdowns and recessions.

We depend on the services of key executives, and the loss of these executives could materially harm our business and our strategic direction if we were unable to replace them with executives of equal experience and capabilities.

Our future success significantly depends on the continued service and performance of our key management personnel, especially our new CEO and SCWorx founder, Marc Schessel. We cannot prevent members of senior management from terminating their employment with us even if we have an employment agreement with them. Losing the services of members of senior management could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities. We have not purchased life insurance covering any members of our senior management.

The markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence.

We face competition from other SaaS companies. Many of the companies with which we will compete have greater financial and technical resources than are available to us. Our failure to compete effectively could result in a significant loss of customers, which could adversely affect our operating results.

Our limited operating history makes forecasting our revenues and expenses difficult.

Revenues and operating results are difficult to forecast accurately because of our limited operating history as a combined business, which commenced in February of 2019, and because SCWorx’s results generally depend on our ability to secure term service/license agreements, which are subject to varying degrees of uncertainty. As a result, we may be unable to adjust our spending appropriately to compensate for any unexpected revenue shortfall, which may result in substantial losses and a lower market price for our common stock.

We may need additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

In order for us to grow and execute our business plan successfully, we may require additional financing which may not be available on acceptable terms or at all. If such financing is available, it may be dilutive to the equity interests of existing stockholders. Failure to obtain financing will have a material adverse effect on our financial position. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

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

Our stock price may be volatile .

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

·	our ability to obtain working capital financing;
·	additions or departures of key personnel;
·	sales of our common stock;
·	our ability to execute our business plan;
·	operating results that fall below expectations;
·	regulatory developments; and
·	economic and other external factors.

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

The periodic availability of shares for sale upon the expiration of any statutory holding period or lockup agreements, could create a circumstance commonly referred to as an “overhang”, in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We are required under the Series A Preferred Stock documents to register under the Securities Act of 1933 the shares of common stock underlying the preferred stock and related warrants. Once this registration statement goes effective, a substantial number of additional shares of common stock will likely become freely tradable which could adversely affect the trading price of our common stock.

We may be unable to establish, protect or enforce our intellectual property rights adequately.

Our success will depend in part on our ability to establish, protect and enforce our intellectual property and other proprietary rights. Our inability to protect our tradenames, service marks and other intellectual property rights from infringement, piracy, counterfeiting or other unauthorized use could negatively affect our business. If we fail to establish, protect or enforce our intellectual property rights, we may lose an important advantage in the market in which we compete. Our intellectual property rights may not be sufficient to help us maintain our position in the market and our competitive advantages. Monitoring unauthorized uses of and enforcing our intellectual property rights can be difficult and costly. Legal intellectual property actions are inherently uncertain and may not be successful, and may require a substantial amount of resources and management attention.

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

Our operations are dependent upon the integrity, security and consistent operation of various information technology systems and data centers that process transactions, communication systems and various other software applications used throughout our operations. Disruptions in these systems could have an adverse impact on our operations. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or to losses due to disruption in our business operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property. The principal executive offices are located at an office complex in New York, New York, consisting of shared office space that we are leasing. The lease had an original one-year term that commenced on December 1, 2015, which was renewed until November 30, 2018 and now is under a month-to-month lease agreement. The lease allows for the limited use of private offices, conference rooms, mail handling, videoconferencing, and certain other business services.

In November 2016, the Company entered a sublease agreement for office and video production space in Cherry Hill, New Jersey. The lease expires on June 30, 2019. In June 2018, the Company abandoned the Cherry Hill space and in January 2019 negotiated a settlement to exit the sublease. The expected settlement costs were accrued as of December 31, 2018, and included in current liabilities - discontinued operations.

With the acquisition of Fight Club OC, the Company assumed a lease for office space in Orange County, California. The lease expired in September 2018 and was included in the sale of Fight Club OC.

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

In April and May 2017, two purported securities class action complaints-Shapiro v. Alliance MMA, Inc., No. 1:17-cv-2583 (D.N.J.), and Shulman v. Alliance MMA, Inc., No. 1:17-cv-3282 (S.D.N.Y.)-were filed against the Company and certain of its officers in the United States District Court for the District of New Jersey and the United States District Court for the Southern District of New York, respectively. The complaints alleged that the defendants violated certain provisions of the federal securities laws and purported to seek damages in an amount to be alleged on behalf of a class of shareholders who purchased the Company’s common stock pursuant or traceable to the Company’s initial public offering. In July 2017, the plaintiffs in the New York action voluntarily dismissed their claim and, on March 8, 2018, the parties reached a settlement to the New Jersey action in which the insurance carrier for our directors and officers liability insurance policy has agreed to cover Alliance’s financial obligations under the settlement arrangement, less a deductible of $250,000. The complaint was dismissed in October 2018.

In October 2017, a shareholder derivative claim based on the same facts that were alleged in the class action complaints was filed against the directors of the Company in the District Court for the District New Jersey; however, a complaint was not served on the defendants and, on February 2, 2018 the claim was dismissed by the District Court.

In June 2018, the landlord of our Cherry Hill, New Jersey office filed suit against the Company for non-payment of rent. The Company has been in negotiations to settle the remaining payments due under the lease. The Company recorded $167,000 of expense related to the lease within net loss from discontinued operations, net of tax, for the cost of the remaining payments under the lease agreement. This amount is accrued for at December 31, 2018 within the current liabilities - discontinued operations balance. The Company settled this litigation in January 2019 by paying $75,000 in cash and issuing warrants to purchase 20,250 common shares at an exercise price of $3.42 per share.

In June 2018, the Company’s former President, Robert Haydak, filed suit against the Company. The Company and Mr. Haydak resolved the suit effective July 2018 with the Company agreeing on a cash settlement of $50,000, and delivery of certain MMA promotion fixed assets. The Company has accrued the settlement as of December 31, 2018 which is included within net loss from discontinued operations, net of tax, and current liabilities - discontinued operations balance. In February 2019, the company paid Mr. Haydak $50,000 and obtained a further release of all claims under the settlement agreement effective July 2018.

On December 19, 2018, the Company’s former Chief Executive Officer (“CEO”), Robert L. Mazzeo, who resigned on May 25, 2018, served a complaint against the Company in the United States District Court for the Southern District of NY. Mazzeo alleges that he (i) was fraudulently induced to become the CEO of the Company and (ii) entered into an employment contract with the Company and that the Company breached said alleged contract. Mazzeo seeks damages in “excess of $500,000.” The Company believes that the lawsuit is frivolous and violative of Rule 11 of the Federal Rules of Civil Procedure. The Company filed an answer to the complaint on February 5, 2019, and, in addition to mounting a vigorous defense, the Company filed a counterclaim against Mazzeo alleging breach of fiduciary duty.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Capital Market under the symbol “AMMA” since October 6, 2016. Our symbol was changed to “WORX” on February 4, 2019 in connection with the closing of the SCWorx acquisition. The following table sets forth for the indicated periods the high and low closing prices for AMMA’s pre-stock split adjusted common stock as reported on the NASDAQ Capital Market.

	2018		2017
	High	Low	High	Low

First Quarter	$1.50	$0.45	$3.97	$2.60
Second Quarter	$0.62	$0.31	$2.68	$0.89
Third Quarter	$0.42	$0.16	$2.40	$0.96
Fourth Quarter	$0.38	$0.16	$2.05	$1.16

Holders of Record

As of March 29, 2019, there were 6,563,195 outstanding shares of common stock held by 102 stockholders of record.

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

See Note 9 – Stockholder’s Equity in the accompanying consolidated financial statements for a non–cash dividend related to the decrease in the exercise price of certain warrants.

Item 6. Selected Financial Data

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

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

Overview

As described elsewhere in this Annual Report on Form 10-K, as of December 31, 2018, the Company had disposed of all its MMA promotion businesses and the sports management businesses and has been focused on the operations of CageTix and the closing the SCWorx acquisition and related financing transactions. The acquisition of SCWorx was completed on February 1, 2019. Consequently, the historical discussion contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations is focused on the business of the Company prior to the acquisition of SCWorx, while the forward looking discussions are focused primarily on the business of SCWorx, which is the primary operating business of the Company going forward.

Our Business

Our operations are currently centered on the business of SCWorx, our recently acquired SaaS business. The Company is also maintaining its MMA ticketing platform, CageTix, which generates revenue from ticket services to third party event promoters.

Results of Operations – Alliance MMA

We have had significant events that have occurred in 2018 and 2017 that affect the comparability of our consolidated financial statements. The key events and their financial impacts were due primarily to the exit / disposal of the following businesses:

•	CFFC
•	HFC
•	COGA
•	Shogun
•	V3
•	ITFS
•	Fight Time
•	NFC
•	FCOC
•	Victory
•	ASM
•	GFL
•	SuckerPunch

The Company is currently focused on its recently acquired SCWorx, SaaS business, and its CageTix business.

Revenues

Our historical revenue has been derived primarily from ticketing services through CageTix.

The following table presents our historical operating activities and discontinued operations results for the years indicated:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Revenue	$150,089	$220,709
Gross Margin	150,089	220,709
Operating expenses:
General and administrative	2,201,412	2,062,229
Impairment – intangible assets	231,037	-
Professional and consulting fees	1,300,939	1,329,539
Total operating expenses	3,733,388	3,391,768
Loss from operations	(3,583,299)	(3,171,059)
Interest expense	258,800	-
Gain on fair value of warrants	(59,000)	-
Loss on fair value of derivatives	4,400	-
Loss from operations before income taxes	(3,787,499)	(3,171,059)
Income tax benefit	-	-
Net loss from continuing operations	(3,787,499)	(3,171,059)
Net loss from discontinued operations, net of tax	(10,804,747)	(8,807,504)
Net loss	$(14,592,246)	$(11,978,563)

Revenue for the year ended December 31, 2018 was approximately $150,000, compared to approximately $221,000 for the same period in 2017. The decrease in revenue was primarily related to our limited working capital to support the businesses.

Our future revenues will be derived principally from our new SaaS business, the acquisition of which was consummated on February 1, 2019. As a result, we expect our revenues to grow substantially in 2019 compared to 2018.

Expenses

General and administrative expenses increased approximately $139,000 to $2.2 million for the year ended December 31, 2018, as compared to $2.1 million in the same period of 2017. Salary and wages decreased $73,000 from the reduction in personnel associated with businesses that were disposed of in 2018. Insurance increased by $216,000 due to an increase in D&O insurance. Travel decreased by $213,000 due to the cessation of our promotion and athlete management businesses. Other expenses increased by $188,000 due to interest expense. Stock-based compensation increased by $222,000 related to vesting of equity awards. Interest expense increased to $259,000 due primarily to interest on the SCWorx Convertible Notes and non-cash interest amortization related to the discount associated with derivative liabilities.

Impairment charges decreased approximately $231,000 for the year ended December 31, 2018, compared to a $0 for the same period of 2017, as we impaired remaining intangible assets for a charge of $231,000.

There was no income tax expense for the years ended December 31, 2018 and 2017.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings.

As of December 31, 2018, the Company completed the accounting for tax effects of the Tax Act under ASC 740. For the year ended December 31, 2017, the Company recorded an adjustment for the reduction of the Company’s U.S. corporate income tax rate to 21% effective January 1, 2018. No adjustments related to the federal tax rate reduction were made to the deferred tax liability balance subsequent to December 31, 2017.

Our future expenses will be related principally to our new SaaS business, the acquisition of which was consummated on February 1, 2019. As a result, we expect our expenses to grow substantially in 2019, compared to 2018, as we ramp up our newly acquired SaaS business. In February 2019, the Company granted an aggregate of 425,000 restricted stock units, of which an aggregate 325,000 were granted to management and vest quarterly over the next three years, and 100,000 were issued to a consultant and vest quarterly over one year. The Company will recognize an aggregate $3.2 million of stock based compensation over 36 months from the grant date, $1.5 million of which will be recognized during the first 12 months, with the remaining $1.7 million to be recognized over the next 24 months. The Company also granted an additional 525,000 RSUs which are subject to performance vesting, of which an aggregate of 225,000 were issued to our management and 300,000 were issued to a consultant. The Company will recognize stock based compensation in an amount equal to the product of the number of RSUs vesting and the grant date fair value of $6.47 per share, if and when once it becomes likely that the performance metrics are to be met. See Note 12 - Subsequent Events in the accompanying consolidated financial statements.

Liquidity and Capital Resources

The following discussion of AMMA’s Liquidity and Capital Resources with regard to historical sources and uses of cash is not indicative of the future sources and uses of cash by the combined Company after giving effect to the acquisition of SCWorx.

Our operations have generated negative cash flows since inception, Consequently, our primary source of cash has been from the issuance of common stock in conjunction with our Initial Public Offering (“IPO”) completed in October 2016, sales of our common stock and warrants to purchase common stock issued in private placements in July, August and October 2017 and in a public offering in January 2018, advances in April and May of 2018 under promissory notes with two of our former board members and a shareholder, and the $1,035,000 of convertible notes financings provided by SCWorx through December 31, 2018.

The Company has signed a number of new customer agreements resulting in approximately $1.9 million of additional revenue anticipated to be recognized in 2019.

SCWorx Convertible Note Financing

On December 18, 2018, the Securities Purchase Agreement with SCWorx dated June 28, 2018 was amended  (as amended, the “SPA”) to increase the amount SCWorx could purchase by $250,000 to up to $1.25 million, of which $750,000 had previously been funded, leaving an additional $500,000 to be funded. The conversion/exercise price of the additional $500,000 convertible note is $3.80 per share on a post-split adjusted basis.

As of December 31, 2018, pursuant to the SPA, SCWorx had purchased convertible notes in the aggregate amount of $1,035,000, convertible into 180,970 post-split shares (258,598 shares after giving effect to the January 25, 2019 reduction in conversion price to $4.09 per share), and warrants to purchase an aggregate 45,243 shares of common stock. These notes bear interest at 10% per annum, mature one year from the date of issue and are subject to automatic conversion upon consummation of the Company’s acquisition of SCWorx. Since December 31, 2018, SCWorx purchased the remaining $215,000 in convertible notes bringing the aggregate amount purchased to $1,250,000, reflected in the SPA.

Series A Preferred Stock Unit Financing

On December 18, 2018, the Company closed $5.5 million in aggregate proceeds from the sale of (i) units comprised of 550,000 shares of convertible preferred stock and warrants to purchase 723,684 post-split shares of common stock (the “Preferred Stock Units”). The face value of the Preferred stock is convertible into shares of common stock at a conversion price of $3.80 per share on a post-split adjusted basis (subject to adjustment) and the warrant exercise price is $5.70 per share. In addition, on February 1, 2019, we issued Preferred Stock Units, comprised of approximately 67,500 shares of convertible Preferred Stock and warrants to purchase 88,816 shares of common stock to certain of our creditors in satisfaction of approximately $676,000 of indebtedness.

The amount of cash raised from sale of Preferred Stock Units was required to be kept in a reserve account pending the closing of the Acquisition. On February 1, 2019, the closing of the SCWorx acquisition, these funds were released and available to fund the business of the newly combined company.

As a result of the recent convertible notes and Preferred Stock financing, as of the date of this Report, we have approximately $3.0 million in cash on hand.

During the year ended December 31, 2018, our principal uses of cash consisted of paying for operating expenses and outstanding payables.

As disclosed above, in conjunction with the common stock offering completed in January 2018, the Company issued warrants with a provision requiring the Company to pay the warrant holder the Black-Scholes value of the warrant upon a fundamental transaction. On August 20, 2018, the Company entered into the SEA with SCWorx which upon closing qualified as a fundamental transaction within meaning of the warrant agreement. For illustration purposes only, given the stock price at announcement of approximately $4.40,  the Black - Scholes value was approximately $2.68 per share based upon today’s volatility and risk-free interest rate. As of the date hereof, there were approximately 56,000 (post-split) warrants outstanding which are subject to this Black - Scholes payout provision.

	Year Ended
	2018	2017
Consolidated cash flows data:
Net cash used in operating activities	$(3,578,445)	$(5,828,277)
Net cash used in investing activities	(21,849)	(1,008,950)
Net cash provided by financing activities	8,988,457	2,312,500
Net increase (decrease) in cash and restricted cash	$5,388,163	$(4,524,727)

The operations of the Company through December 31, 2018 have resulted in losses. Beginning in the first quarter of 2018, the Company began a cost reduction plan resulting in the termination of employment of a number of executives and other personnel, renegotiating or terminating contracts and similar cost cutting activities. Given the acquisition of SCWorx, management believes that the Company has increased liquidity and will begin to generate positive operating cash flows during 2019 with the completion of the SCWorx acquisition.

Operating Activities

Net cash used in operating activities from continuing operations was $5.2 million for the year ended December 31, 2017, mainly related to the net loss of $12.0 million, discontinued operations loss of $5.6 million, non-cash stock-based compensation of $517,000 related to various equity awards to employees and non-employees, and increase in accounts payable and accrued liabilities of $670,000.

Net cash used in operating activities from discontinued operations was $671,000 for the year ended December 31, 2017, mainly related to payments in discontinued operations liabilities.

Net cash used in operating activities from continuing operations was $2.6 million for the year ended December 31, 2018, mainly related to the net loss of $14.6 million, discontinued operations loss of $10.8 million, increase in prepaid expenses of $200,000, non-cash impairment charge of $231,037 related to acquired intangible assets, non-cash amortization of $41,000 related to acquired intangible assets, non-cash stock-based compensation of $739,000 related to various equity awards to employees and non-employees, non-cash payment on legal invoices of $136,500 and an increase in accounts payable of $246,000.

Given the acquisition of SCWorx, management believes that the Company will begin to generate net income and positive operating cash flows during 2019.

Investing Activities

Net cash used in investing activities was $1.0 million for the year ended December 31, 2017, related to the acquisitions of Sucker Punch, Fight Time, NFC, Fight Club OC, Victory Fighting Championship and Sheffield video library assets totaling $835,000 in the aggregate and capital assets of $165,000.

Net cash used in investing activities was approximately $22,000 for the year ended December 31, 2018.

We expect cash used in investing activities to increase during 2019, compared to 2018, as a result of the acquisition of SCWorx, and development of new SaaS based products.

Financing Activities

Net cash provided by financing activities was $2.3 million for the year ended December 31, 2017, primarily related to the sale of common stock and warrants to purchase common stock with proceeds of $2.0 million, and $300,000 from borrowings from notes payable.

Cash provided by financing activities was $9.0 million for the year ended December 31, 2018, primarily related to the proceeds from the sale of common stock, warrants to purchase common stock totaling $2.3 million. In addition, we received proceeds from notes payable, less repayments, of $1.2 million. In addition, $5.5 million of restricted cash was received in relation to the Series A preferred stock sale in December 2018, that was released to the Company in February of 2019. The Company capitalized $100,000 of deal related expenses in connection with the Preferred stock offering.

Currently, we do not expect our financing activities to be a significant source of cash in 2019.

Contractual Cash Obligations

See Note 8— Commitments and Contingencies in the accompanying Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, range of possible outcomes of acquisition earn-out accruals, the assessment of useful lives and the recoverability of property, plant and equipment, the valuation and recognition of stock-based compensation expense, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and others. Actual results could differ from those estimates, and material effects on our consolidated operating results and consolidated financial position may result. See Note 3–Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements, for a full description of our accounting policies.

Revenue Recognition

Ticket Service Revenue (Current Operations)

The Company acts as a ticket agent for third-party ticket sales and charges a fee per transaction for collecting the cash on ticket sales and remits the remaining net amount to the third-party promoter upon completion of the event or request from the promoter. The Company’s ticket service fee is recognized on a net basis, when it satisfies the performance obligation by transferring control of the purchased ticket to a customer.

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

For the year ended December 31, 2017, the Company recorded a goodwill impairment of $2.4 million within the Company’s discontinued operations in relation to the GFL and Fight Time reporting units. For the year ended December 31, 2018, the Company Recorded a goodwill impairment of $5.9 million as a component of the Company’s discontinued operations related to the remaining MMA promotions and Athlete management business. The Company had no goodwill at December 31, 2018.

Purchased Identified Intangible Assets

Identified finite-lived intangible assets consisted of acquired video library intellectual property, venue contracts/relationships, ticketing software, tradenames, fighter contracts, promoter relationships and sponsor relationships resulting from business combinations. The Company’s identified intangible assets were amortized on a straight-line basis over their estimated useful lives, ranging from two to ten years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. The Company evaluates the carrying value of indefinite-lived intangible assets on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value. For further discussion of goodwill and identified intangible assets, see Note 6–Goodwill and Purchased Identified Intangible Assets.

For the year ended December 31, 2018, the Company recorded an intangible assets impairment of approximately $231,000 related to its MMA ticketing service business, and approximately $182,546 related to the athlete management business recorded as a component of net loss from discontinued operations, net of tax.

For the year ended December 31, 2017, the Company recorded an intangible impairment of $893,000 related to the impairment of all video library assets acquired from GFL, the promotion businesses, and asset purchases, as well as the venue relationship and trade-name of the Fight Time Promotion. This expense is included as a component of net loss from discontinued operations, net of tax.

Loss Contingencies

The Company records a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the notes to the consolidated financial statements. The Company reviews the developments in our contingencies that could affect the amount of the provisions that has been previously recorded, and the matters and related possible losses disclosed. The Company makes adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with the authoritative guidance on share-based payments. The Company early adopted Accounting Standard Update (“ASU”) No. 2017-11, Earnings per share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). Under the provisions of the guidance, stock-based compensation expense is measured at the grant date based on the fair value of the option or warrant using a Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of the Company’s stock awards for non-employees is estimated based on the fair market value on each vesting date, accounted for under the variable-accounting method.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with Accounting Standard Codification (“ASC”) Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

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

Recent Accounting Pronouncements

See Note 3 — Recently Issued Accounting Pronouncements in the accompanying consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of December 31, 2018, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Management Report on Internal Controls over Financial Reporting

Our management has identified material weaknesses in our internal controls related to deficiencies in the design of internal controls and segregation of duties. Management is planning to meet with the Audit Committee to discuss remediation efforts, which are expected to be resolved during 2019, or until such time as management is able to conclude that its remediation efforts are designed and operating effectively.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended December 31, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of the date of filing of this Report:

Name	Age	Position(s)
Current
Marc S. Schessel	56	Chief Executive Officer and Chairman of the Board of Directors
John Price	49	Chief Financial Officer, Treasurer and Secretary
Ira Ritter	70	Director
Frank Knuettel II	52	Director
Charles K. Miller	58	Director
Robert Christie	65	Director

Background of officers and directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Marc S. Schessel

Mr. Schessel, 56, is SCWorx’s founder and Chairman and Chief Executive Officer. He founded SCWorx’s predecessor (Primrose LLC) in 2012 and has been Chairman and CEO of SCWorx since then. Commencing his work in Supply Chain during his ten years in the Marine Corps, Marc was awarded the Naval Achievement medal along with the Naval Commendation medal for services rendered in creating the first automated supply and logistics software (M triple S) which was ultimately put in service at leading corporations such as Sears and IBM. Since leaving the Marine Corps, Marc has continued his work in refining programmatic solutions for the most complex and critical supply chains in the country — the healthcare industry. Working in all facets of the Healthcare Supply Chain, Marc spent over ten years as a Vice President of Supply Chain for a large NYC based Integrated Delivery Network before forming his own consultancy — focused on delivering automated solutions to Providers, B2B e-commerce companies (GHX), tier one consulting firms, GPO’s, distributors, payors and manufacturers. Marc also served as a consultant to the UN — developing an automated Emergency Medical Response program that, based on the event, forecasts the items, quantities and logistical delivery networks crucial for responders, allowing countries by region to better plan, stock and store critical supplies.

John Price

Mr. Price, 49, was President until the closing of the SCWorx acquisition, and remains Chief Financial Officer of the Company. He became President on June 6, 2018 and CFO in August 2016. Prior to joining the Company in 2016, Mr. Price was Chief Financial Officer of MusclePharm Corporation, a publicly-traded nutritional supplement company. Prior to joining MusclePharm in 2013, Mr. Price served as vice president of finance — North America at Opera Software, a Norwegian public company focused on digital advertising. From 2011 to 2013, he served as vice president of finance and corporate controller GCT Semiconductor. From 2004 to 2011, Mr. Price served in various roles at Tessera Technologies including VP of Finance & Corporate Controller. Prior to Tessera Technologies, Mr. Price served various roles at Ernst &Young LLP, now EY. Mr. Price served nearly three years in the San Jose, California office and nearly five years in the Pittsburgh, Pennsylvania office of EY. Mr. Price has been a certified public accountant (currently inactive) since 2000 and attended Pennsylvania State University, where he earned a Bachelor of Science Degree in Accounting.

Ira Ritter

Mr. Ritter, 70, has extensive experience creating, building and managing diverse business enterprises. In 2004, Mr. Ritter co-founded Ritter Pharmaceuticals, of which he has since been Chief Strategic Officer and Chairman of the Board of Directors. The company went public on the Nasdaq in 2015. He served on the Board of Vitavis Laboratories Inc., a biotechnology firm, from 2014 until it was sold in 2017. In addition, he has provided corporate management, strategic planning and financial consulting for a wide range of market segments. In the health and beauty sector, Mr. Ritter was President and Vice-Chairman of Quality King Inc, distributor for health care products with $5 billion in annual revenues (ranked the 18th largest privately held company, Forbes Top 100 List). Simultaneously, he worked as President and Chairman of Rockwood, a business he developed that produced private label HBA products for major national retailers including GNC and K-Mart. In the entertainment sector he served as Chairman of ON-TV, a division of Oak Industries (NYSE Company), where he managed the television division initiating exclusive broadcasts of Los Angeles, Chicago, and New York professional baseball, basketball, and hockey games. During 1980 – 1985, he produced the first televised home shopping program and directed development of the largest “pay-per-view” channel system for its time. In the finance field, Mr. Ritter served on the board of directors for the Martin Lawrence Art Galleries (NYSE Company). During his 20 years as a publisher, he produced best-selling monthly national consumer magazines and books. He has a long history of public service that includes appointments by three Governors to several State of California Commissions, including eight years served as Commissioner on the California Prison Industry Authority. In 1981, Mr. Ritter was honored with the City of Hope’s Man of the Year award. He serves on the Advisory Board of Pepperdine University's Graziadio School of Business, Department of Social Entrepreneurship. And, he has been a guest lecturer at USC Marshall Business School.

Frank Knuettel II

Mr. Knuettel, 52, is the Chief Strategy Officer of MJardin Group, Inc., a global Canadian based cannabis management platform with extensive experience in cultivation, processing, distribution and retail (MJAR). He started at MJardin as CFO, where he managed the public listing on the Canadian Securities Exchange and helped orchestrate the merger leading to his current position. Prior to joining MJardin, he held numerous CFO positions at public companies, including Aqua Metals, Inc. (AQMS), a hydrometallurgical lead recycling operation, and Marathon Patent Group, Inc. (MARA), a patent licensing and enforcement business. Prior to joining Marathon, Mr. Knuettel served as the Chief Financial Officer of IP Commerce, Inc., a cloud-based operator of an electronic payment platform. Additionally, Mr. Knuettel has held numerous board positions, at both public companies and non-profit institutions. Mr. Knuettel received his BA with honors in Economics from Tufts University and holds an MBA in Finance and Entrepreneurial Management from The Wharton School at the University of Pennsylvania.

Charles K. Miller

Mr. Miller, 58, joined the Company’s board on October 24, 2018. He has been a member of the board of directors of Intercloud Systems, Inc., a publicly traded IT infrastructure services company, since November 2012. In addition, he has, since June 2017, acted as an independent business consultant. He was the Chief Financial Officer of Tekmark Global Solutions, LLC, a provider of information technology, communications and consulting services, from September 1997 until June 2017. Since May 2017, he has been a director of Notis Global, Inc., a diversified holding company, in the industrial hemp industry, that manufactures, markets and sells hemp derivative products such as cannabidiol (“CBD”) distillate and isolate. Mr. Miller graduated from Rider University with a Bachelor of Science in Accounting and an MBA. Mr. Miller is a Certified Public Accountant and boasts more than three decades of experience.

Robert Christie

Mr. Christie, 65, from 2004 through 2014, was the President and CEO of The 3E Company, the leading Global Environmental Compliance Company in the world. With over 7,000 customers, 3E helped companies, throughout the world, manage the ever changing environmental regulations that effected their products and services. 3E utilizes a SaaS based software and complex regulatory database to service its customers. Since 2015, Mr. Christie has been consulting for various Private Equity firms throughout North America assisting them in acquiring companies in the Governance, Risk and Compliance space (GRC) as well as the Supply Chain marketplace. In addition, he has since 2010 served as a Trustee at Rider University. He also serves on the Facility, Business Development and Executive Committees at Rider. Since 2008, Mr. Christie has served as a Director at Alternative Technology, a supplier of distribution systems and technology. Since 2016, he has served on the Board of Directors of Enterknol LLC. Enterknol is a SaaS based compliance solution within the Energy Sector helping various energy companies buy and sell energy competitively. Mr. Christie also served as a Director at Ithos LLC from 2016 through July 2018. Ithos is a the leading regulatory and Supply Chain compliance solution within the Global Cosmetic space providing a complex SaaS based software coupled with regulatory data. While serving as a Director at Ithos, he also served as their Director of Development.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and also to other employees. Our Code of Business Conduct can be found on the Company’s website at www.scworx.com.

Family Relationships

There are no family relationships between any of our directors, executive officers or significant employees.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, significant employees or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Board Composition

The Board of Directors consists of five directors. Each director will serve in office until our 2019 annual meeting of stockholders or until their successors have been duly elected and qualified, or until the earlier of their respective deaths, resignations, or retirements.

Our certificate of incorporation provides that that the number of authorized directors will be determined in accordance with our bylaws. Our bylaws provide that the number of authorized directors shall be determined from time to time by a resolution of the Board of Directors and any vacancies in our board and newly created directorships may be filled only by our Board of Directors.

Term of Office

All of our directors are elected on an annual basis to serve until the next annual meeting of shareholders or until their earlier death, resignation or removal.

Committees of the Board of Directors

Our Board of Directors has established an audit committee, a compensation committee and a nominating and governance committee. Each of these committees will operate under a charter that has been approved by our Board of Directors.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee has authority to review our financial records, engage with our independent auditors, recommend policies with respect to financial reporting to the Board of Directors and investigate all aspects of our business. The members of the audit committee are Mr. Miller, Mr. Christie, Mr. Ritter and Mr. Knuettel. The audit committee consists exclusively of directors who are financially literate. In addition, Mr. Miller will be considered an “audit committee financial expert” as defined by the SEC’s rules and regulations. All members of the Audit Committee currently satisfy the independence requirements and other established criteria of Nasdaq.

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. The members of the compensation committee are Mr. Miller, Mr. Christie, Mr. Ritter and Mr. Knuettel.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee identifies and nominates candidates for membership on the Board of Directors, oversees Board of Directors’ committees, advises the Board of Directors on corporate governance matters and any related matters required by the federal securities laws. The members of the Nominating Committee are Mr. Miller, Mr. Christie, Mr. Ritter and Mr. Knuettel, and all currently satisfy the independence requirements and other established criteria of Nasdaq.

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

Charters for all three committees are available on our website at www.scworx.com.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, and without conducting an independent investigation of our own, we believe that with respect to the fiscal year ended December 31, 2018, our officers and directors, and all of the persons known to us to beneficially own more than 10% of our common stock filed all required reports on a timely basis except as follows: Burt Watson made two late filings, each reporting a single transaction, Joe Gamberale made one late filing, reporting a single transaction, and failed to file a report with regard to a single transaction, Joel Tracy failed to file a report with regard to a single transaction, Charles Miller made one late filing, reporting a single transaction, and John Price made two late filings, each with regard to a single transaction, and failed to file a report with regard to a single transaction.

Item 11. Executive Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2018 and 2017 awarded to, earned by or paid to our executive officers. Since this table relates to 2017 and 2018, it does not specify the compensation of the persons who became executive officers in connection with the acquisition of SCWorx, effective February 1, 2019. The value attributable to any option awards and stock awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 9 - Stockholders’ Equity to our consolidated year-end financial statements, the assumptions made in the valuation of these option awards and stock awards is set forth therein.

Name and Principal Position	Year	Salary	Bonus Payments	Stock Awards	Option Awards	Non-Equity Plan Compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Current
John Price (1)	2018	175,000	25,000	—	122,316	—	—	322,316
Chief Financial Officer	2017	175,000	100,000	—	—	—	—	275,000
Former
Paul K. Danner, III (2)	2018	58,333	—	—	—	—	—	58,333
Former CEO, Chairman	2017	179,375	—	—	—	—	—	179,375
Robert L. Mazzeo (3)	2018	—	—	—	—	—	90,000	90,000
Former CEO	2017	—	—	—	77,500	—	200,545	278,045
Ira S. Rainess (4)	2018	50,000	—	—	38,500	—	10,000	98,500
Former President	2017	75,462	10,000	—	53,306	—	12,500	151,268
Robert Haydak (5)	2018	21,904	—	—	—	—	50,000	71,904
Former President	2017	170,000	—	—	—	—	—	170,000

(1)	Mr. Price was appointed CFO on August 3, 2016 and was President from June 2018 until February 1, 2019.

(2)	Mr. Danner was appointed CEO on May 11, 2016 and resigned as CEO on February 7, 2018.

(3)	Mr. Mazzeo was appointed CEO on February 7, 2018 and resigned on May 25, 2018. Prior to this date, Mr. Mazzeo served as legal counsel and received monthly legal consulting fees which are included in All Other Compensation.

(4)	Mr. Rainess was hired as Executive Vice President, Business Affairs on May 15, 2017, appointed President on February 15, 2018 and the Company terminated his employment agreement on December 24, 2018. Previously, Mr. Rainess served as an independent consultant and received monthly legal consulting fees which are included in All Other Compensation.

(5)	Mr. Haydak was appointed President on September 30, 2016. On February 7, 2018, the Company terminated Mr. Haydak’s employment agreement and agreed to pay Mr. Haydak $50,000 of cash and return the CFFC promotion and certain fixed assets to Mr. Haydak.

Employment Agreements

Current

On August 3, 2016, we entered into an employment agreement with John Price (the “Price Employment Agreement”), whereby Mr. Price agreed to serve as our Chief Financial Officer for a period of three years, subject to renewal, in consideration for an annual salary of $175,000. Additionally, under the terms of the Price Employment Agreement, Mr. Price was eligible for merit-based increases to his compensation as established by the Board of Directors in its sole discretion. The Price Employment Agreement also provided for discretionary performance-based bonuses provided that in his first year of employment the bonus totaled $25,000 per quarter. In connection with the acquisition of SCWorx, (i) this Agreement was terminated, and  the Company and Mr. Price entered into a new employment agreement, all effective February 1, 2019 and (ii) the company entered into an employment agreement with Marc S. Schessel, the CEO of the Company.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2018 and 2017 awarded to, earned by or paid to our directors. The value attributable to any stock option awards reflects the grant date fair values of stock awards calculated in accordance with ASC Topic 718.

		Fees Earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)
Current
Joseph Gamberale (1)	2018	—	—	93,175	—	—	—	93,175
Director	2017	—	—	—	—	—	—	—
Charles K. Miller (6)	2018	—	17,039	—	—	—	—	17,039
Director	2017	—	—	—	—	—	—	—
Joel D. Tracy (3)	2018	—	—	38,175	—	—	—	38,175
Director	2017	—	—	—	—	—	—	—
Burt Watson (4)	2018	56,400	—	57,263	—	—	50,000	163,663
Director	2017	133,200	—	—	—	—	—	133,200
Former
Mark D. Shefts (5)	2018	—	—	—	—	—	—	—
Former Director	2017	—	—	—	—	—	—	—

Renzo Gracie (2)	2018	—	—	—	—	—	—	—
Former Director	2017	—	—	—	—	—	—	—

(1)	Joseph Gamberale was appointed as a Director on February 12, 2015, and resigned on February 1, 2019.

(2)	Renzo Gracie was appointed as a Director on September 30, 2016, and resigned on May 23, 2018.

(3)	Joel Tracy was appointed as a Director on September 30, 2016, and resigned on February 1, 2019.

(4)	Burt Watson was appointed as a Director on September 30, 2016, and resigned on February 1, 2019.

(5)	Mark Shefts was appointed as a Director on September 30, 2016 and resigned on October 24, 2017.

(6)	Charles K. Miller was appointed as a Director on October 24, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 29, 2019: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 29, 2019, there were 6,563,195 split adjusted shares of our common stock outstanding.

Amount and Nature of Beneficial Ownership as of March 29, 2019 (1)

(split adjusted)

Named Executive Officers and Directors	Common Stock	Options/ Warrants	Total	Percentage Ownership
Current (as of February 1, 2019)
Marc Schessel	1,032,606	—	1,032,606	15.7
John Price	—	34,211	34,211	*
Ira Ritter	—	—	—	*
Frank Knuettel II	—	—	—	*
Charles K. Miller	3,289	—	3,289	*
Robert Christie	—	—	—	*
Directors and Executive Officers as a Group (6 persons)	1,035,895	34,211	1,070,106	16.3
Former
Robert L. Mazzeo	—	6,579	6,579	*
Ira S. Rainess	—	23,686	23,686	*
Paul K. Danner, III	7,895	—	7,895	*
Joseph Gamberale (2)	32,694	261,078	293,772	4.5
Renzo Gracie	3,509	—	3,509	*
Joel D. Tracy (3)	17,645	8,994	26,639	*
Burt Watson	878	—	878	*
Robert J. Haydak, Jr (4)	13,571	—	13,571	*
Mark D. Shefts (5)	45,988	25,154	71,142	*

*	Represents beneficial ownership of less than 1% of our outstanding stock.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock that may be acquired upon the exercise of stock options within 60 days of March 30, 2019. In determining the percent of common stock owned by a person or entity on March 30, 2019, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days of March 30, 2019 upon the exercise of stock options, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 30, 2019 and (ii) the total number of shares that the beneficial owner may acquire upon exercise of stock options within 60 days of March 30, 2019. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o SCWorx Corp., 590 Madison Avenue, 21 st Floor, New York, New York 10022.

(2)	Of the 32,694 common shares, 13,781 shares are held directly and 18,913 shares held by Ivy Equity Investor, LLC., which is controlled by Mr. Gamberale. The address of Ivy Equity Investors, LLC is 2 East 55th Street, Suite 1111, New York, New York 10022. The 261,078 shares includes the right to acquire 151,502 shares upon conversion of Series A Preferred Stock, 75,751 shares upon exercise of warrants related to the Series A Preferred stock and 33,825 shares issuable upon exercise of options.

(3)	In addition to the 9,730 shares of common stock held directly, also includes 7,895 shares of common stock held by a relation of Mr. Tracy. Mr. Tracy has voting and disposition power over the shares.

(4)	In addition to the 5,439 shares of common stock held directly, also includes 8,132 shares of common stock held by the BRH Trust. The sole trustee of the BRH Trust is Mr. Haydak’s spouse, Maria Haydak. The sole beneficiary of the BRH Trust is Mr. Haydak’s minor child. Mr. Haydak disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.

(5)	In addition to the 11,704 shares of common stock held directly, also includes 7,968 shares held by the Rushcap Group, Inc., of which Mr. Shefts and his spouse, Wanda Shefts, are the sole stockholders. Mr. Shefts has voting and dispositive power over the shares held by the Rushcap Group, Inc.

Employee Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

Prior to the completion of our initial public offering, our Board of Directors adopted the Alliance MMA 2016 Equity Incentive Plan (the “2016 Plan”) pursuant to which the Company may grant shares of our common stock to the Company’s directors, officers, employees or consultants. Our stockholders approved the 2016 Plan at our annual meeting of stockholders held September 1, 2017, and on January 30, 2019 approved the addition of 3,000,000 post-split shares to be added to the 2016 Plan. Unless earlier terminated by the Board of Directors, the 2016 plan will terminate, and no further awards may be granted, after July 30, 2026.

As of December 31, 2018, the following sets forth the stock option awards to officers of the Company.

 Outstanding Equity Awards at December 31, 2018 (split adjusted)

	Equity Awards
	Equity compensation plans not approved by shareholders		Equity compensation plans approved by shareholders
	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options not exercisable (#)	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options not exercisable	Options exercise price ($)	Option expiration date
Current Officer:
John Price
First Award	—	—	10,526	—	$6.84	June 2023
Second Award	—	—	10,526	—	$3.42	August 2023
Third Award	—	—	13,159	—	$5.89	September 2023

Former Officers:
James Byrne	1,019	—	—	—	$5.89	February 1, 2022

Robert L. Mazzeo	—	—	6,579	—	$28.50	December 2020

Ira S. Rainess
First Award	—	—	—	5,264	$24.70	May 2020
Second Award	—	—	—	18,422	$4.75	December 2021

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Notes Payable-Related Party

On April 10, 2018, the Company borrowed a total of $300,000 from two of its board members, Joseph Gamberale and Joel Tracy, pursuant to promissory notes of $150,000, respectively. The notes bear interest at 12% annually and matured May 21, 2018. Mr. Gamberale personally guaranteed Mr. Tracy’s note.

Interest expense for the year ended December 31, 2018 was approximately $12,000 for the note with Mr. Gamberale, and $14,000 for Mr. Tracy’s note.

On May 21, 2018 Mr. Gamberale agreed to extend the maturity to August 31, 2018. The repayment of this note was subordinate to a $200,000 promissory note of May 9, 2018. In July 2018, Mr. Gamberale agreed to convert his note to common shares (at a rate of $.3725 [$7.0775] per share) and warrants (25% warrant coverage with an exercise price of $.3725 [$7.0775] per share) (same terms as the SCWorx convertible notes). In October 2018, this arrangement was amended and Mr. Gamberale chose to participate in the preferred stock placement. As of the date of this report, the note has been converted into shares of the Company’s Series A Preferred Stock and related common stock purchase warrants, on the same terms as the preferred stock investors.

On May 21, 2018 Mr. Tracy agreed to extend the maturity to December 31, 2018. In November, Mr. Tracy chose to participate in the preferred stock sale. As of the date of this report, the note has been converted into shares of the Company’s Series A Preferred Stock and related common stock purchase warrants, on the same terms as the preferred stock investors .

Director Independence

The rules of the Nasdaq Capital Market, or the Nasdaq Rules, require a majority of a listed company’s board of directors to be composed of independent directors within one year of listing. In addition, the Nasdaq Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the Nasdaq Rules, a director will qualify as an independent director only if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq Rules also require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act, as amended. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In considering the independence of compensation committee members, the Nasdaq Rules require that our Board of Directors must consider additional factors relevant to the duties of a compensation committee member, including the source of any compensation we pay to the director and any affiliations with the Company.

Our Board of Directors undertook a review of the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors other than Mr. Danner and Mr. Watson was independent based on the definition of independence in the Nasdaq listing standards. In conjunction with the SCWorx acquisition, the AMMA board, other than Mr. Miller, resigned. Our new Board of Directors has determined that each of our directors other than Marc Schessel, CEO, is independent based upon the definition of independence in the Nasdaq listing standard.

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors has selected Friedman LLP (“Friedman”), an independent registered public accounting firm, to audit the financial statements of the Company for the year ending December 31, 2018. Friedman has served as our independent registered public accounting firm since January 2016.

Principal Accountant Fees and Services

During 2018 and 2017, fees for services provided by Friedman were as follows:

	2018	2017
Audit Fees	$365,951	$367,795
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$365,951	$367,795

Audit Fees include amounts related to the audit of the Company’s annual consolidated financial statements and internal control over financial reporting, and quarterly review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Audit Related Fees include amounts related to accounting consultations and services.

Tax Fees include fees billed for tax compliance, tax advice and tax planning services.

All Other Fees

There were no other fees billed by Friedman for services rendered to the Company, other than the services described above, in 2018 and 2017. The Audit Committee has determined that the rendering of non-audit services by Friedman was compatible with maintaining their independence.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During 2018, services provided by Friedman were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

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

SCWorx Corp. (f/k/a Alliance MMA, Inc.)

By:	/s/ Marc S. Schessel
Marc S. Schessel
Chief Executive Officer
April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Marc S. Schessel
Marc S. Schessel
Chief Executive Officer and Director (Principal Executive Officer)
April 1, 2019

/s/ John Price
John Price, Chief Financial Officer
(Principal Accounting and Financial Officer)
April 1, 2019

/s/ Ira E. Ritter
Ira E. Ritter, Director
April 1, 2019

/s/ Francis Knuettel II
Francis Knuettel II, Director
April 1, 2019

/s/ Charles K. Miller
Charles K. Miller, Director
April 1, 2019

/s/ Robert Christie
Robert Christie, Director
April 1, 2019

Index to Consolidated Financial Statements

SCWorx Corp.

(f/k/a ALLIANCE MMA, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SCWorx Corp. (f/k/a Alliance MMA, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SCWorx Corp. (f/k/a Alliance MMA, Inc.) (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

We have served as the Company’s auditor since 2016.

Marlton, New Jersey
April 1, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$30,011	$42,848
Restricted cash	5,401,000	—
Accounts receivable, net	32,181	—
Prepaid and other assets	200,000	—
Current assets - discontinued operations	—	602,386
Total current assets	5,663,192	645,234

Intangible assets, net	—	271,870
Long-term assets - discontinued operations	—	8,838,224
TOTAL ASSETS	$5,663,192	$9,755,328
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,064,728	$843,554
Preferred stock deposit	5,501,000	—
Notes payable - related party	300,000	—
Notes payable	200,000	300,000
Convertible notes payable, net of $106,700 discount	928,300	—
Derivative liability	13,800	—
Warrants liability	88,000	—
Current liabilities - discontinued operations	475,054	453,352
Total current liabilities	8,570,882	1,596,906

Long-term deferred tax liabilities - discontinued operations	—	23,943
TOTAL LIABILITIES	8,570,882	1,620,849

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Preferred stock, $10 face value; 940,000 shares authorized; No shares issued and outstanding
Common stock, $.001 par value; 45,000,000 shares authorized; 17,494,852 [920,782] and 12,662,974 [666,472] shares issued and outstanding, respectively [Bracketed amounts represent shares reflective of a one-for-nineteen reverse stock split on February 1, 2019]	921	666
Additional paid-in capital	28,408,048	24,658,226
Accumulated deficit	(31,316,659)	(16,524,413)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(2,907,690)	8,134,479
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$5,663,192	$9,755,328

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Consolidated Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Revenue, net	$150,089	$220,709
Operating expenses:
General and administrative	2,201,412	2,062,229
Impairment - intangible assets	231,037	—
Professional and consulting fees	1,300,939	1,329,539
Total operating expenses	3,733,388	3,391,768
Loss from operations	(3,583,299)	(3,171,059)
Interest expense	258,800	—
Gain on fair value of warrants	(59,000)	—
Loss on fair value of derivatives	4,400	—
Loss before income taxes	(3,787,499)	(3,171,059)
Income tax benefit	—	—
Net loss from continuing operations	(3,787,499)	(3,171,059)
Net loss from discontinued operations, net of tax	(10,804,747)	(8,807,504)
Net loss	(14,592,246)	(11,978,563)
Non-cash dividend	200,000	—
Adjusted net loss applicable to common stockholders	$(14,792,246)	$(11,978,563)

Before Reverse Stock Split:

Loss per share
Loss from continuing operations
Basic and diluted	$(0.26)	$(0.30)

Loss from discontinued operations
Basic and diluted	$(0.70)	$(0.82)

Adjusted net loss applicable to common shareholders
Basic and diluted	$(0.96)	$(1.12)

Weighted average number of shares used in per share calculation, basic and diluted	15,460,391	10,679,898

Reflective of One-for-nineteen Reverse Stock Split:

Loss per share
Loss from continuing operations
Basic and diluted	$(4.90)	$(5.64)

Loss from discontinued operations
Basic and diluted	$(13.28)	$(15.67)

Adjusted net loss applicable to common shareholders
Basic and diluted	$(18.18)	$(21.31)

Weighted average number of shares used in per share calculation, basic and diluted	813,705	562,100

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Consolidated Statements of Stockholders’ (Deficit) Equity

	Before Reverse Stock Split			Reflective of Reverse Stock Split
	Common Stock		Additional Paid-in	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2016	9,022,308	$9,022	$18,248,582	474,858	$475	$18,257,129	$(4,545,850)	$13,711,754
Stock based compensation related to employee stock option grants	—	—	121,442	—	—	121,442	—	121,442
Stock based compensation related to employee stock option grant - discontinued operations	—	—	427,155	—	—	427,155	—	427,155
Issuance of common stock related to acquisition of discontinued operations	1,621,905	1,622	3,443,168	85,363	85	3,444,705	—	3,444,790
Stock based compensation related to warrant issued for consulting services	—	—	169,401	—	—	169,401	—	169,401
Stock based compensation related to common stock issued for consulting services	150,000	150	148,350	7,895	8	148,492	—	148,500
Issuance of common stock units and warrants related to private placement	1,868,761	1,869	2,010,631	98,356	98	2,012,402	—	2,012,500
Stock based compensation related to option award for consulting services	—	—	77,500	—	—	77,500	—	77,500
Net loss	—	—	—	—	—	—	(11,978,563)	(11,978,563)
Balance—December 31, 2017	12,662,974	$12,663	$24,646,229	666,472	$666	$24,658,226	$(16,524,413)	$8,134,479
Stock based compensation related to employee and board of directors stock option grants	—	—	368,423	—	—	368,423	—	368,423
Stock based compensation related to employee stock option grant - discontinued operations	—	—	243,987	—	—	243,987	—	243,987
Stock based compensation related to repricing of employee warrant grant – discontinued operations	—	—	10,000	—	—	10,000	—	10,000
Stock based compensation related to issuance of common shares to former employees - discontinued operations	—	—	143,630	—	—	143,630	—	143,630
Stock based compensation related to issuance of shares in relation to legal settlement with shareholder	794,483	794	239,206	41,815	42	239,958	—	240,000
Stock based compensation related to warrants issued for consulting services	—	—	63,580	—	—	63,580	—	63,580
Stock based compensation related to common shares and warrants issued to debt holder	200,000	200	66,300	10,526	11	66,489	—	66,500
Non-cash dividend	—	—	200,000	—	—	200,000	(200,000)	—
Issuance of common stock related to public offering	2,200,000	2,200	1,943,800	115,791	116	1,945,884	—	1,946,000
Exercise of common stock warrants	1,056,750	1,057	305,400	55,618	56	306,401	—	306,457
Exercise of common stock options	80,645	80	24,920	4,244	4	24,996	—	25,000
Issuance of common stock to vendor	500,000	500	136,000	26,316	26	136,474	—	136,500
Net loss	—	—	—	—	—	—	(14,592,246)	(14,592,246)
Balance—December 31, 2018	17,494,852	$17,494	$28,391,475	920,782	$921	$28,408,048	$(31,316,659)	$(2,907,690)

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Consolidated Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,592,246)	$(11,978,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets and goodwill	231,037	—
Amortization of acquired intangibles	40,833	76,183
Stock-based compensation	738,503	516,843
Issuance of common stock to vendor as payment on invoices	136,500	—
Non cash interest expense	49,700	—
Gain on fair value of warrants	(59,000)	—
Loss on fair value of derivatives	4,400	—
Loss from discontinued operations	10,804,747	8,807,504
Changes in operating assets and liabilities:
Accounts receivable	(32,181)	—
Prepaid and other assets	(200,000)	—
Accounts payable and accrued liabilities	246,174	670,024
Net cash used in operating activities - continuing operations	(2,631,533)	(1,908,009)
Net cash used in operating activities - discontinued operations	(946,912)	(3,920,268)
Net cash used in operating activities	(3,578,445)	(5,828,277)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities - discontinued operations	(21,849)	(1,008,950)
Net cash used in investing activities	(21,849)	(1,008,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,946,000	2,012,500
Proceeds from notes payable	290,000	300,000
Proceeds from convertible notes payable	1,035,000	—
Proceeds from note payable – related party	300,000	—
Repayments on notes payable	(390,000)	—
Proceeds from exercise of options and warrants	306,457	—
Proceeds from sale of preferred stock, held on deposit	5,501,000	—
Net cash provided by financing activities	8,988,457	2,312,500
NET INCREASE (DECREASE) IN CASH	5,388,163	(4,524,727)
CASH AND RESTRICTED CASH — BEGINNING OF YEAR	42,848	4,567,575
CASH AND RESTRICTED CASH — END OF YEAR	$5,431,011	$42,848

Cash and restricted cash consist of the following
BEGINNING OF YEAR
Cash	$42,848	$4,567,575
Restricted cash	—	—
	$42,848	$4,567,575
END OF YEAR
Cash	$30,011	$42,848
Restricted cash	5,401,000	—
	$5,431,011	$42,848
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$45,625	$—
Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash dividend	$200,000	$—
Exercise of stock option in settlement of payable balance	25,000	—
Stock issued in conjunction with acquisition of Victory Fighting Championship	—	642,938
Stock issued in conjunction with acquisition of Fight Club OC	—	810,810
Stock issued in conjunction with acquisition of National Fighting Championships	—	366,227
Stock issued in conjunction with acquisition of Fight Time Promotions	—	287,468
Stock issued in conjunction with acquisition of SuckerPunch	—	1,328,847
Stock issued in conjunction with acquisition of Sheffield Video Library	—	8,500
Debt discount associated with warrants and derivative liabilities	156,400	—

In addition, as a result of the one-for-nineteen reverse stock split effected on February 1, 2019, common stock par value was reduced and additional paid-in capital was increased by $16,573 and $11,997 as of December 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

Note 1. Description of Business

Nature of Business

Alliance MMA, Inc. (“Alliance” or the “Company”) was a sports media company formed in Delaware in February 2015. The Company completed its Initial Public Offering (“IPO”) in October 2016 and began to execute its initial business strategy to acquire regional Mixed Material Arts (“MMA”) promotions to form a professional MMA fight league. A total of ten regional MMA promotions were acquired. Additionally, the Company acquired a ticketing software business focused on the MMA industry, a sports management business, and video production and distribution company to complement the MMA fight league.

Alliance acquired the following businesses to execute its initial business strategy:

Promotions

•	CFFC Promotions (“CFFC”);
•	Hoosier Fight Club (“HFC”);
•	COmbat GAmes MMA (“COGA”);
•	Shogun Fights (“Shogun”);
•	V3 Fights (“V3”);
•	Iron Tiger Fight Series (“IT Fight Series” or “ITFS”);
•	Fight Time Promotions (“Fight Time”);
•	National Fighting Championships (“NFC”);
•	Fight Club Orange County (“FCOC” or “Fight Club OC”); and
•	Victory Fighting Championship (“Victory”).

Ticketing

•	CageTix

Sports Management

•	SuckerPunch Holdings, Inc. (“SuckerPunch”)

Video Production and Distribution

•	Go Fight Net, Inc. (“GFL”)

As an adjunct to the promotion business, Alliance provided video distribution and media archiving through Alliance Sports Media (“ASM”) formerly GFL.

Change in Management and Cessation of MMA Promotion, Sports Management and Video Production and Distribution Operations

On February 7, 2018, the Company’s Chief Executive Officer, Paul Danner, resigned his position but remained Chairman of the Board and Director through May 1, 2018. Also, on February 7, 2018, the Company terminated the employment of the Company’s President, Robert Haydak, and Chief Marketing Officer, James Byrne and named Robert Mazzeo as the Company’s acting Chief Executive Officer. Effective May 23, 2018, board of directors’ member, Renzo Gracie, resigned. On May 24, 2018, Robert Mazzeo resigned as Chief Executive Officer. On May 25, 2018, management and the Board of Directors committed the Company to an exit/disposal plan of the MMA promotion business because it did not believe the MMA business unit could generate sufficient operating cash flows to fund the ongoing operations. On June 6, 2018, the Company’s board of directors appointed John Price, the Company’s Chief Financial Officer, Co-President of the Company. On September 13, 2018, management and the board of directors extended the exit/disposal plan to the Sports Management business unit because it did not believe it could generate positive operating cash flows. On September 26, 2018 the Company entered an agreement to sell SuckerPunch to its former owners. The effective date of the sale transaction was July 1, 2018. On December 24, 2018, the Company and Co-President, Ira Rainess, agreed to terminate Mr. Rainess’ employment agreement.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

As of the date of this filing, the Company has disposed of the following businesses:

•	CFFC
•	HFC
•	COGA
•	Shogun
•	V3
•	ITFS
•	Fight Time
•	NFC
•	FCOC
•	Victory

•	ASM

•	GFL

•	SuckerPunch

The Company has been focused on its CageTix business and completing the acquisition of SCWorx Corp., which was closed on February 1, 2019.

SCWorx Acquisition and Related Transactions

In June 2018, the Company entered into a Securities Purchase Agreement with SCWorx Acquisition Corp. (n/k/a SCWorx Corp.) (“SCWorx”), as amended December 18, 2018 (“SPA”), under which it agreed to sell up to $1.25 million in principal amount of convertible notes and warrants to purchase up to 1,128,356 [59,387] shares of common stock. The initial $750,000 tranche of the notes is convertible into shares of common stock at a conversion price of $0.3725 [$7.0775] and the related 503,356 [26,492] warrants have an exercise price of $0.3725 [$7.0775]. The conversion price on the $750,000 convertible note was reduced to $0.215 per share in January 2019. The remaining $500,000 tranche of the notes is convertible into shares of common stock at a conversion price of $0.20 [$3.80] and the related 625,000 [32,895] warrants have an exercise price of $0.30 [$5.70]. See Note 12–Subsequent Events. These notes automatically converted into Company common stock upon the closing of the SCWorx acquisition on February 1, 2019.

Pursuant to the SPA, between June 29, 2018 and October 16, 2018, the Company sold SCWorx convertible notes in the aggregate principal amount of $750,000 and warrants to purchase 503,356 [26,492] shares of common stock, for an aggregate purchase price of $750,000. Each of the notes bears interest at 10% annually and have a one year term. Each of the warrants has an exercise price of $0.3725 [$7.0775], a term of five years and were vested upon grant. These notes automatically converted into Company common stock upon the closing of the SCWorx acquisition on February 1, 2019.

On August 20, 2018, the Company entered into a Stock Exchange Agreement with SCWorx, as amended December 18, 2018 (“SEA”). Under the SEA, the Company agreed to purchase from the SCWorx shareholders all the issued and outstanding capital stock of SCWorx, in exchange for which the Company agreed to issue at the closing (i) 100,000,000 shares of Company common stock to the SCWorx stockholders and (ii) 190,000 Series A Preferred Stock Units ($1.9 million face value) (“Series A Preferred Units”) to an SCWorx creditor in satisfaction of approximately $1.9 million of indebtedness. The Series A Preferred Units are comprised of 190,000 shares of Series A preferred stock, convertible into shares of common stock at a conversion price of $0.20 [$3.80] per share, subject to adjustment, and warrants to purchase 4,750,000 [250,000] shares of common stock, with an exercise price of $0.30 [$5.70] per share, subject to adjustment. Upon consummation of the transaction on February 1, 2019, SCWorx is wholly owned by the Company.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

Pursuant to the SPA, between November 16, 2018 and December 31, 2018, the Company sold SCWorx additional convertible notes in the aggregate principal amount of $275,000 and warrants to purchase 356,250 [18,750] shares of common stock, for an aggregate purchase price of $275,000. Each of the Notes bears interest at 10% annually and matures one year form the issue date. These warrants have an exercise price of $0.30 [$5.70], a term of five years and were vested upon grant. This brings the total amount funded by SCWorx to $1,035,000 as of December 31, 2018. These notes automatically converted into Company common stock upon the closing of the SCWorx acquisition on February 1, 2019. See Note 12–Subsequent Events.

On December 18, 2018, the Company closed $5.5 million in aggregate proceeds from the sale of Series A Preferred Units comprised of 550,000 shares of Series A preferred stock (face value $10 per share) and warrants to purchase 13,750,000 [723,684] shares of common stock. The face value of the Series A preferred stock will, upon stockholder approval of the sale of the Series A Preferred Units, be convertible into shares of common stock at a conversion price of $0.20 [$3.80] per share, subject to adjustment, and the warrants have an exercise price of $0.30 [$5.70] per share, subject to adjustment. In addition, the Company issued Series A Preferred Units, comprised of approximately 67,500 shares of Series A preferred stock ($675,000 aggregate face value) and warrants to purchase 1,687,500 [88,816] shares of common stock to Company creditors in satisfaction of approximately $675,000 of indebtedness.

The amount of cash raised from sale of Series A Preferred Stock Units was required to be kept in a reserve account pending the closing of the SCWorx Corp. acquisition. As a result, the Company has recognized restricted cash of $5,401,000 and preferred stock deposit of $5,501,000 in the accompanying consolidated balance sheet as of December 31, 2018.

In anticipation of the acquisition of SCWorx Corp., the Company filed an original listing application with the Nasdaq Capital Market to list the common stock of the combined company. On or about January 31, 2019, the Nasdaq approved the listing of the Company’s common stock (on a combined basis with SCWorx), with the result being that the Company’s common stock is now newly listed on the Nasdaq Capital Market.

On February 1, 2019, the Company completed the acquisition of SCWorx, changed its name to SCWorx Corp., changed its ticker symbol to “WORX”, and effected a one-for-nineteen reverse stock split of its common stock [bracketed amounts represent post-split adjusted shares or per share amounts].

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

Note 2. Liquidity and Going Concern

Liquidity and Going Concern

The Company’s primary need for liquidity is to fund the working capital needs of the business, and general corporate purposes. The Company has historically incurred losses and experienced negative operating cash flows since the inception of operations in October 2016.

As a result of the recently consummated convertible notes and Series A Preferred Units financings, as of December 19, 2018, the Company had approximately $5.4 million in restricted cash on hand, which under the operative documents was required to be held in reserve pending the closing of the SCWorx acquisition. In addition, as of December 31, 2018, SCWorx was required to provide additional advances of $215,000 under the SPA, as amended. These advances were made in January of 2019.

With the completion of the SCWorx acquisition and related financings, the Company had approximately $5.4 million of restricted cash at a bank. Although the Company has historically generated operating losses and negative operating cash flows, with the completion of the SCWorx acquisition, the Company expects that the combined company will generate operating profits and positive operating cash flows.

The Company believes that these positive operating cash flows, funding from the completed issuances, satisfaction of substantially all outstanding liabilities, and coupled with cash on hand of $3.0 million, are such that, as of the date of this report, the Company has sufficient cash to support the business for at least the one year period following the release date of these consolidated financial statements.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Alliance MMA, Inc. and its wholly-owned subsidiary, Go Fight Net, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

In connection with acquisition of SCWorx, the Company effected a one-for-nineteen reverse stock split of the Company’s common stock. The reverse stock split became effective on February 1, 2019. The par value and authorized shares of common stock were not adjusted as a result of the reverse stock split. All share and per share amounts in the notes to the consolidated financial statements show [bracketed amounts] which reflects this reverse stock split. As a result, all bracketed common stock share amounts have been reduced by a factor of nineteen, and all bracketed common stock per share amounts have been increased by a factor of nineteen, or as otherwise described in the tables.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations on discontinued operations.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. There were no amounts in excess of the FDIC insured limit for both the years ended December 31, 2018 and 2017, respectively.

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

Loss Contingencies

The Company records a liability when the Company believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible, and the loss or range of loss can be estimated, the Company discloses the possible loss in the notes to the consolidated financial statements. The Company reviews the developments in our contingencies that could affect the amount of the provisions that has been previously recorded, and the matters and related possible losses disclosed. The Company adjusts provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount.

Legal costs associated with loss contingencies are accrued based upon legal expenses incurred by the end of the reporting period.

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. At December 31, 2018 and 2017, there were no allowances.

Revenue Recognition

Ticketing Service Revenue (Current Operations)

The Company acts as a ticket agent for third-party ticket sales and charges a fee per transaction for collecting the cash on ticket sales and remits the remaining net amount to the third-party promoter upon completion of the event or request from the promoter. The Company’s ticket service fee is recognized, on a net basis, when it satisfies the performance obligation by transferring control of the purchased ticket to a customer.

Promotions Revenue (Discontinued Operations)

The Company recognized revenue, net of sales tax, when it satisfied a performance obligation by transferring control over a product or service to a customer. Revenue from admission, sponsorship, pay per view (“PPV”), apparel, and concession were recognized at a point in time when an event was exhibited to a customer live or PPV, and when a customer took possession of apparel or food and beverage offerings. Promotions revenue is a component of discontinued operations.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

Sports Management and Video Production and Distribution Revenue (Discontinued Operations)

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

The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired businesses and the Company as well as the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. The fair value of contingent consideration associated with acquisitions is remeasured each reporting period and adjusted accordingly. Acquisition and integration related costs are recognized separately from the business combination and are expensed as incurred.

We allocate goodwill to the reporting units of the business that are expected to benefit from the business combination.

For additional information regarding the Company's acquisitions, see Note 5 - Business Combinations.

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

For the year ended December 31, 2017, the Company recorded a goodwill impairment of $2.4 million within the Company’s discontinued operations in relation to the GFL and Fight Time reporting units.

For the year ended December 31, 2018, the Company recorded a goodwill impairment of $5.9 million within the Company’s discontinued operations in relation to the cessation of the MMA promotion and athlete management businesses. At December 31, 2018, the Company had no goodwill.

Purchased Identified Intangible Assets

Identified finite-lived intangible assets consisted of acquired video library intellectual property, venue contracts/relationships, ticketing software, tradenames, fighter contracts, promoter relationships and sponsor relationships resulting from business combinations. The Company’s identified intangible assets were amortized on a straight-line basis over their estimated useful lives, ranging from two to ten years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. The Company evaluates the carrying value of indefinite-lived intangible assets on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value. For further discussion of goodwill and identified intangible assets, see Note 6–Goodwill and Purchased Identified Intangible Assets.

For the year ended December 31, 2018, the Company recorded an intangible assets impairment of approximately $231,000 related to its MMA ticketing service business, and approximately $182,546 related to the athlete management business recorded as a component of net loss from discontinued operations, net of tax.

For the year ended December 31, 2017, the Company recorded an intangible impairment of $893,000 related to the impairment of all video library assets acquired from GFL, the promotion businesses, and asset purchases, as well as the venue relationship and trade-name of the Fight Time Promotion. This expense is included as a component of net loss from discontinued operations, net of tax.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

Advertising Costs

There were no advertising costs for the years ended December 31, 2018 and 2017.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on the life of the underlying award. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the statements of operations and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period. See Note 9-Stockholders’ Equity for additional detail.

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

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We adopted the new standard effective January 1, 2018, using the modified retrospective transition method. The adoption of this guidance did not have a material impact on our consolidated financial statements and our internal controls over financial reporting.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We adopted the new standard effective January 1, 2019. Our operating leases, as disclosed in Note 8 - Commitments and Contingencies, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard effective January 1, 2018, using the retrospective transition approach for all periods presented. The adoption of this guidance is reflected in our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company adopted this standard as of January 1, 2018 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We adopted the new standard effective January 1, 2018, on a prospective basis and the standard did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09) which provides guidance about which changes to the terms or conditions of a share-based payment awarded require an entity to apply modification accounting. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted the standard prospectively and the adoption of this standard did not have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260); Distinguishing from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. Topic 815, Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. The amendments in Part I of this Update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

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

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that are now presented as pending content in the Codification, to a scope exception. These amendments do not have an accounting effect.

The Company adopted the provisions of the update in its December 31, 2018 consolidated financial statements and elected the retrospective transition method.

Recently Issued Accounting Pronouncements

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

In March 2018, the FASB updated the Income Taxes Topic of the Accounting Standards Codification. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting,” which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company will adopt this new standard in the first quarter of fiscal 2019 and does not expect that the adoption of the standard will have a material impact on its consolidated financial statements.

Note 4. Discontinued Operations

On May 25, 2018, the Company commenced cessation of all the professional MMA promotion operations and supporting functions including ASM and began a plan of disposition. This action included the termination of all promotion and support employees. As of December 31, 2018, all the MMA promotions were either disposed or ceased operations. On September 13, 2018, the Company commenced cessation of the Athlete Management operations and began a plan of disposition. This action included the termination of all Athlete Management employees. During the third quarter of 2018, the Athlete Management business unit was disposed with an effective date of July 1, 2018.

The Company has reported the results of operations and financial position of the discontinued Professional MMA Promotion and Athlete Management businesses in discontinued operations within the consolidated statements of operations and consolidated balance sheets for all periods presented.

The results from discontinued operations were as follows:

	Year Ended
	December 31,	December 31,
	2018	2017
Revenue, net	$1,663,382	$3,996,521
Cost of revenue	(1,084,028)	(2,691,398)
Gross margin	579,354	1,305,123
Operating expenses:
General and administrative	4,382,166	9,424,521
Total operating expenses	4,382,166	9,424,521
Loss from operations	(3,802,812)	(8,119,398)
Gain on disposal	874,392	—
Loss on disposal	(7,900,269)	—
Loss before provision for income tax	(10,828,689)	(8,119,398)
Income tax (provision) benefit	23,942	688,106
Loss from discontinued operations	$(10,804,747)	$(8,807,504)

As part of the cessation of its professional MMA promotion business in the second quarter 2018, the Company disposed of all long-lived fixed assets and realized a loss on disposal of approximately $223,000, the Company also impaired or wrote off intangible assets and goodwill and realized a loss on disposal of $6.9 million, wrote off receivables of $190,000 and other assets of $19,000.

Also during the second quarter 2018, the Company sold all the professional MMA promotion businesses, except for Victory, FT and NFC, to the former business owners and terminated/settled existing employment agreements. In relation to the promotion business disposals, the Company settled the $310,000 earn-out liability related to the Shogun acquisition with the issuance of 366,072 [19,267] common stock options with a Black-Scholes value of $94,000, issued 30,000 [1,579] common stock options to a promoter as severance, and incurred approximately $246,000 of additional liabilities related to severance payments to former employees. The Company realized a gain of approximately $160,000 related to the settlement of outstanding accounts payable and a gain of approximately $276,000 related to settlement with a promoter of customer prepayments and recorded a $15,000 receivable from the promoter related to the sale of the business. On July 30, 2018, the Company entered a settlement agreement, effective as of May 31, 2018, with a former employee, in relation to the termination of his employment. The Company agreed to pay the former employee $129,800 and issue a fully vested stock option grant dated July 30, 2018 for 75,000 [3,947] common shares with a life of 5 years and exercise price of $0.20 [$3.80]. In June 2018, the Company abandoned the Cherry Hill, New Jersey promotion office and recorded a $167,500 charge for the remaining contractual lease payments. See Note 8 Commitments and Contingencies.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

During the third quarter 2018, the Company continued its disposal plans. In July 2018, the Company entered a separation agreement with a former employee and agreed to pay $50,000 in exchange for terminating the employment agreement. On September 26, 2018, the Company entered an agreement to sell the Athlete Management business, SuckerPunch, to the former business owners, the agreement had an effective date of July 1, 2018. The parties agreed to terminate / settle the existing employment agreements. One of the former employees was paid severance until August 31, 2018 and issued the remaining 108,289 [5,699] common shares held in escrow related to the SuckerPunch acquisition. The Company recognized a stock-based compensation charge of $31,000 related to the issuance of the 108,289 [5,699] common shares. The other former employee was paid severance through September 15, 2018 and had his warrant to purchase 93,583 [4,925] common shares repriced from $3.74 [$71.06] to $0.3725 [$7.0775]. The Company recognized a stock-based compensation charge of $10,000 related to the repricing of the common stock warrant. The Company recognized a $70,000 loss in relation to the disposal of the SuckerPunch business. In conjunction with the settlement with the former owner of Fight Club OC, Roy Englebrecht, the shares held in escrow were released as part of the separation agreement. The Company recorded stock based compensation expense of $55,000, the fair value of the shares on the date the agreement was entered. In September 2018, the Company sold the Victory name and related business assets to a vendor in settlement of an outstanding payable balance of $33,064. In September 2018, the Company sold Fight Time to the former business owner and terminated the existing settlement arrangement resulting in a gain of $16,667. In October 2018, the Company resolved its outstanding litigation with Mazzeo Song LLP resulting in the Company agreeing to pay $35,000 in settlement of the outstanding payable balance. The Company realized a $47,000 gain during the third quarter 2018 on the settlement as all invoices had previously been accrued. On November 12, 2018 the Company entered into a separation agreement with the former promoter of Victory and agreed to issue the 121,699 [6,405] shares held in escrow related to the Victory acquisition. The effective date of the agreement was September 30, 2018 and as a result the Company recognized $35,000 of stock-based compensation expense.

During the fourth quarter 2018, the Company and  Ira Rainess, agreed to terminate the employment agreement and entered a settlement agreement in which the Company agreed to pay $100,000 in cash and grant an option to acquire 350,000 [18,421] common shares with an exercise price of $0.25 [$4.75]. The Company paid $10,000 upon signing and the balance in February 2019. The Company recognized a stock-based compensation charge of $38,500 related to the option award. In 2019, the Company settled the lease liability related to the former office in Cherry Hill, New Jersey for $75,000 cash and issuance of $50,000 of warrants. As a result, the Company realized a gain on the settlement of $42,475, and is included in the results for the year ended December 31, 2018.

As of December 31, 2018, the Company disposed of all the professional MMA promotion, sports management, and video and distribution businesses.

The current assets, long-term assets, current liabilities and long-term liabilities of discontinued operations were as follows:

	December 31, 2018	December 31, 2017
Cash	$—	$305,349
Accounts receivable, net	—	225,787
Other receivables	—	71,250
Current assets - discontinued operations	$—	$602,386

Property and equipment, net	$—	$259,463
Intangible assets, net	—	2,615,224
Goodwill	—	5,963,537
Long-term assets - discontinued operations	$—	$8,838,224

Accounts payable	$—	$67,761
Accrued liabilities	475,054	385,591
Current liabilities - discontinued operations	$475,054	$453,352

Long-term deferred tax liability	$—	$23,943
Long-term liabilities - discontinued operations	$—	$23,943

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

Note 5. Business Combinations

During 2017, the Company completed several business acquisitions. The Company has included the financial results of these business acquisitions in the consolidated financial statements from their respective dates of acquisition. Goodwill generated from all business acquisitions was primarily attributable to expected synergies from future growth and potential monetization opportunities. The Company has since disposed of all these businesses in connection with the exit/disposal plan described elsewhere.

All acquisitions have been accounted for as business acquisitions, under the acquisition method of accounting.

In connection with respective asset purchase agreements, the Company entered into trademark license agreements to license the trademark used by the underlying MMA business.

The Company completed no acquisitions during the year ended December 31, 2018.

The following acquisitions were completed during the year ended December 31, 2017:

SuckerPunch

On January 4, 2017, Alliance acquired the stock of Roundtable Creative, Inc., a Virginia corporation d/b/a SuckerPunch Entertainment, a leading fighter management and marketing company, for an aggregate purchase price of $1,686,347, of which $357,500 was paid in cash, $1,146,927 was paid with the issuance of 307,487 [16,184] shares of Alliance MMA common stock valued at $3.73 [$70.87] per share, the fair value of Alliance MMA common stock on January 4, 2017, and $181,920 was paid with the issuance of a warrant to acquire 93,583 [4,925] shares of the Company’s common stock.

Fight Time

On January 18, 2017, Alliance acquired the mixed martial arts promotion business of Fight Time Promotions, LLC (“Fight Time”) for an aggregate consideration of $371,468, of which $84,000 was paid in cash and $287,468 was paid with the issuance of 74,667 [3,930] shares of the Alliance MMA’s common stock valued at $3.85 [$73.15] per share, the fair value of Alliance MMA common stock on January 18, 2017.

National Fighting Championships

On May 12, 2017, Alliance acquired the mixed martial arts promotion business of Undisputed Productions, LLC, doing business as National Fighting Championships or NFC for an aggregate consideration of $506,227, of which $140,000 was paid in cash and $366,227 was paid with the issuance of 273,304 [14,384] shares of Alliance MMA common stock valued at $1.34 [25.46] per share, the fair value of Alliance MMA common stock on May 12, 2017.

Fight Club Orange County

On June 14, 2017, Alliance acquired the mixed martial arts promotion business of The Englebrecht Company, Inc., doing business as Roy Englebrecht Promotions and Fight Club Orange County, for an aggregate consideration of $1,018,710, of which $207,900 was paid in cash and $810,810 was paid with the issuance of 693,000 [36,474] shares of the Company’s common stock valued at $1.17 [$22.23] per share, the fair value of Alliance MMA common stock on June 14, 2017.

Victory Fighting Championship

On September 28, 2017, Alliance acquired the mixed martial arts promotion business of Victory Fighting Championship, LLC, doing business as Victory Fighting Championship, for an aggregate consideration of $822,938, of which $180,000 was paid in cash and $642,938 was paid with the issuance of 267,891 [14,100] shares of the Company’s common stock valued at $2.40 [$45.60] per share, the fair value of Alliance common stock on September 28, 2017.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

Final Purchase Allocation - SuckerPunch

As consideration for the acquisition of SuckerPunch, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Warrants Grant	Consideration Paid
SuckerPunch	$357,500	307,487 [16,184]	93,583 [4,925]	$1,686,347

In connection with the acquisition, 108,289 [5,699] shares of the 307,487 [16,184] shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of SuckerPunch post-closing. Accordingly, if the gross profit was less than $265,000 during fiscal year 2017, all 108,289 [5,699] shares held in escrow would have been forfeited.  During the third quarter 2018, Management entered a separation agreement with the former owner of SuckerPunch and released the shares held under escrow, and recorded stock based compensation expense of $31,000, the fair value of the shares on the date the agreement was entered.

The following table reflects the final allocation of the purchase price for SuckerPunch to identifiable assets, intangible assets, goodwill and identifiable liabilities:

Final Fair Value
Cash	$—
Accounts receivable, net	—
Intangible assets	210,000
Goodwill	1,522,605
Total identifiable assets	$1,732,605
Total identifiable liabilities	(46,258)
Total purchase price	$1,686,347

During the quarter ended June 30, 2018, the Company recognized an impairment charge of the net intangible assets and goodwill and fully wrote off these assets. The impairment charge is a component of net loss from discontinued operations, net of tax, for the year ended December 31, 2018.

Final Purchase Allocation - Fight Time Promotions

As consideration for the acquisition of the MMA promotion business of Fight Time, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
Fight Time	$84,000	74,667 [3,930]	$371,468

In connection with the business acquisition, 28,000 [1,474] shares of the 74,667 [3,930] shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of Fight Time post-closing. If the gross profit of Fight Time was less than $60,000 during fiscal year 2017, all 28,000 [1,474] shares held in escrow were to be forfeited. During the first quarter 2018, the Company entered a separation agreement with the former owner of Fight Time and released the shares held under escrow.

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

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

Final Purchase Allocation - National Fighting Championships

As consideration for the acquisition of the MMA promotion business of NFC, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
NFC	$140,000	273,304 [14,384]	$506,227

In connection with the business acquisition, 81,991 [4,315] shares of the 273,304 [14,384] shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of NFC post-closing. Accordingly, if the gross profit of NFC was less than $100,000 during the 12-month period following the acquisition, all 81,991 [4,315] shares held in escrow will be forfeited. The Company entered in to a separation agreement during the fourth quarter 2018, with an effective date of October 1, 2018 and released all the shares held in escrow. The Company recorded a stock based compensation charge of $22,630 related to the release of 81,991 [4,315] shares, based upon the fair value of the shares on the date the agreement was entered.

The following table reflects the final allocation of the purchase price for the business of NFC to identifiable assets, intangible assets, goodwill and identifiable liabilities:

Final Fair Value
Cash	$—
Accounts receivable, net	—
Fixed assets	20,000
Intangible assets	180,000
Goodwill	306,227
Total identifiable assets	$506,227
Total identifiable liabilities	—
Total purchase price	$506,227

In conjunction with the cessation of the MMA operations, the Company wrote off the residual intangible and tangible assets which is included as a component of net loss from discontinued operations, net of tax, for the year ended December 31, 2018.

Final Purchase Allocation - Fight Club OC

As consideration for the acquisition of the MMA promotion business of Fight Club OC, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
Fight Club OC	$207,900	693,000 [36,474]	$1,018,710

Among the assets purchased is a cash balance of $159,000 related to customer deposits on ticket sales for future 2017 MMA promotion events. In connection with the business acquisition, 258,818 [13,622] shares of the 693,000 [36,474] shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of Fight Club OC post-closing. Accordingly, in the event the gross profit of Fight Club OC was less than $148,500 during the 12-month period following the acquisition, all 258,818 [13,622] shares held in escrow would have been forfeited. In conjunction with the settlement with the former owner of Fight Club OC, Roy Englebrecht, the shares held in escrow were released as part of the separation agreement. The Company recorded stock based compensation expense of $55,000, the fair value of the shares on the date the agreement was entered.

The following table reflects the final allocation of the purchase price for the business of the Fight Club OC to identifiable assets, intangible assets, goodwill and identifiable liabilities, and preliminary pro forma intangible assets and goodwill:

Final Fair Value
Cash	$159,000
Accounts receivable, net	—
Intangible assets	270,000
Goodwill	748,710
Total identifiable assets	$1,177,710
Total identifiable liabilities	(159,000)
Total purchase price	$1,018,710

In conjunction with the cessation of the MMA operations, the Company wrote off the residual intangible and tangible assets which is included as a component of net loss from discontinued operations, net of tax, for the year ended December 31, 2018.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

Final Purchase Allocation - Victory Fighting Championship

As consideration for the acquisition of the MMA promotion business of Victory, the Company delivered the following amounts of cash and shares of common stock.

	Cash	Shares	Consideration Paid
Victory Fighting Championship	$180,000	267,891 [14,100]	$822,938

In connection with the business acquisition, 121,699 [6,405] shares of the 267,891 [14,100] shares of common stock that were issued as part of the purchase price were placed into escrow to guarantee the financial performance of Victory post-closing. Accordingly, in the event the gross profit of Victory is less than $140,000 during the 12-month period following the acquisition, all 121,699 [6,405] shares held in escrow would have been forfeited. Additionally, 146,192 [7,694] shares were placed into a separate escrow to indemnify the Company for potential additional expenses incurred by Victory prior to the acquisition and to cover any uncollectible accounts receivable. During the third quarter 2018, the Company entered a separation agreement with the former owner of Victory and released the shares held under escrow, and recorded stock based compensation expense of $35,000, the fair value of the shares on the date the agreement was entered.

The following table reflects the final allocation of the purchase price for the business of Victory to identifiable assets, intangible assets, goodwill and identifiable liabilities:

Final Fair Value
Cash	$—
Accounts receivable, net	32,180
Fixed assets	30,000
Intangible assets	290,000
Goodwill	578,167
Total identifiable assets	$930,347
Total identifiable liabilities	(107,409)
Total purchase price	$822,938

In conjunction with the cessation of the MMA operations, the Company wrote off the residual intangible and tangible assets which is included as a component of net loss from discontinued operations, net of tax, for the year ended December 31, 2018.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

Note 6. Goodwill and Purchased Identifiable Intangible Assets

Goodwill

In May 2018, the Company ceased all professional MMA promotion operations and committed to an exit/disposal plan of the promotion businesses. In September 2018, the Company ceased all sports management operations and extended its exit/disposal plan to SuckerPunch. In conjunction with the discontinued operations, $5,963,537 of goodwill was classified as a component of long term assets - discontinued operations within the December 31, 2017, consolidated balance sheet, which was subsequently impaired during 2018 and is included as a component of net loss from discontinued operations, net of tax. See Note 4 - Discontinued Operations.

Intangible Assets

During the second quarter of 2018, the Company recorded an intangible impairment charge of $231,037 related to the write down of the ticketing software and promoter relationships acquired intangible assets from the CageTix business acquisitions, which is included as a component of operating expenses for the year ended December 31, 2018.

During the second quarter of 2018, the Company recorded an intangible impairment charge of $182,546 related to the write down of the trademark and brand, fighter contracts, and sponsor relationships acquired intangible assets from the SuckerPunch business acquisitions, which is included as a component of net loss from discontinued operations, net of tax, for the year ended December 31, 2018.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

Identified intangible assets consist of the following:

		December 31, 2018				December 31, 2017
Intangible assets	Useful Life	Gross Assets	Accumulated Amortization	Impairment	Net	Gross Assets	Accumulated Amortization	Net
Ticketing software	3 years	$90,000	$(52,500)	$(37,500)	$—	$90,000	$(37,500)	$52,500
Promoter relationships	6 years	277,099	(83,562)	(193,537)	—	277,099	(57,729)	219,370
Total intangible assets		$367,099	$(136,062)	$(231,037)	$—	$367,099	$(95,229)	$271,870

Amortization expense for the year ended December 31, 2018 and 2017, was $40,833 and $76,183, respectively.

In May 2018, the Company ceased all professional MMA promotion operations and committed to an exit/disposal plan of the promotion business. On September 13, 2018, the Company ceased operations of the Sports Management business and began a plan of disposition. In conjunction with the discontinued operations, $2.6 million of intangible assets, net, were classified as long term assets - discontinued operations within the December 31, 2017, consolidated balance sheet, which were disposed of during the second quarter of 2018.

As of December 31, 2018, there were no intangible assets.

Note 7. Debt

Notes Payable

In December 2017, the Company issued a promissory note to an individual for $300,000 of borrowings for operating capital leading up to the Company’s public offering in January 2018. The note had a maturity of 30 days, an annual interest rate of 40%, and was paid in full at maturity in January 2018 including interest of $45,000. The note was personally guaranteed by Joseph Gamberale, a board member of the Company at the time.

In May 2018, the Company issued a promissory note to an individual for $90,000 of borrowings for operating capital. The note had a maturity of June 30, 2018, an annual interest rate of 6%, and was paid in full in June 2018, including interest of $625. The note was secured by our common shares in SuckerPunch.

On May 9, 2018, the Company borrowed $200,000 from an individual pursuant to a promissory note. The note bears interest at 40% annually and initially matured on June 25, 2018. In June 2018, the note holder agreed to extend the maturity to December 31, 2018. In September 2018, the Company agreed to issue the note holder 200,000 [10,526] common shares with a fair value of $58,000 and 50,000 [2,632] warrants with an exercise price of $0.29 [$5.51], term of 5 years, and Black-Scholes fair value of $8,500, which is a component of stock based compensation, in exchange for the note holder’s agreement to convert all interest under the loan into common stock and extend the note to December 31, 2018. Mr. Gamberale personally guaranteed the note and Mr. Gamberale and Mr. Tracy agreed to subordinate their existing notes to the repayment of this note. Interest expense for the year ended December 31, 2018 was approximately $50,000.

Convertible Notes Payable

On June 28, 2018, the Company entered into an SPA with SCWorx, under which the Company agreed to sell up to $1.0 million in principal amount of convertible notes and warrants to purchase up to 671,142 [35,323] shares of common stock. The notes were originally convertible into shares of common stock at a conversion price of $0.3725 [$7.0775] and bore interest at 10% annually. The warrants were originally exercisable for shares of common stock at an exercise price of $0.3725 [$7.0775].

Under the SPA, SCWorx agreed to fund (i) $500,000 at the initial closing, (ii) a second tranche of $250,000 upon the signing of a business combination agreement with the Company and (iii) a third tranche of $250,000 upon mutual agreement of the Company and SCWorx.

On December 18, 2018, SCWorx agreed to increase the total amount of principal from $1.0 million $1.25 million and to reduce the conversion price of the final $500,000 installment of the aggregate $1,250,000 note purchase to $0.20 [$3.80] per share. The warrant exercise price for the related warrants to purchase 625,000 [32,895,] shares was reduced to $0.30 [$5.70] per share.

Pursuant to the SCWorx SPA, during 2018, the Company sold SCWorx convertible notes in the principal amount of $1,035,000 and warrants to purchase an aggregate of 859,606 [45,242] shares of common stock, for an aggregate purchase price of approximately $1,035,000. The note for $750,000 bears interest at 10% annually and matures on July 31, 2019. This note was amended in January 2019 to reduce the conversion price to $0.215 [$4.09] per share. The related warrant to acquire 503,356 [26,492] common shares has an exercise price of $0.3725 [$7.0775], a term of five years and was vested upon grant. The note for $275,000 has a conversion price of $0.20 [$3.80], bears interest at 10% annually and matures on June 22, 2019. The warrant to acquire 356,250 [18,750] common shares has an exercise price of $0.30 [$5.70], a term of five years and was vested upon grant.

The Company has accounted for the amendment of its convertible promissory notes as a modification, not an extinguishment, under GAAP.

Warrants Liability

The Company has recorded a derivative warrant liability in relation to the contingent put option upon the occurrence of a  “fundamental transaction”, as defined.  The fair value of the derivative warrant liability (and related debt discount) at the date of issuance was determined using the Black-Scholes option pricing model, which was deemed not to be materially different than the fair value as would have been determined using an open simulation model such as the Monte Carlo. The Black-Scholes model uses a combination of observable inputs (Level 2) and unobservable inputs (Level 3) in calculating fair value.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

The assumptions used to measure the fair value of the warrants as of their issuance date and as of December 31, 2018 were as follows:

	Issuance Date	December 31, 2018
Risk-Free Interest Rate	2.73%	2.51%
Expected Dividend Yield	0%	0%
Expected Volatility	91.95%	91.95%
Term	5 years	4.97 years
Fair Market Value of Common Stock	$0.3275	$0.16

The values of the derivative warrant liability at issuance and as of December 31, 2018 were $147,000 and $88,000, respectively, resulting in a gain on change in fair value of $59,000.

Derivative Liability

The Company has recorded a derivative liability in relation to the contingent put option within its convertible note agreements, upon the occurrence of a  “fundamental transaction”, as defined.  The fair value of the derivative  liability (and related debt discount) at the date of issuance was determined using the Black-Scholes option pricing model, which was deemed not to be materially different than the fair value as would have been determined using an open simulation model such as the Monte Carlo. The Black-Scholes model uses a combination of observable inputs (Level 2) and unobservable inputs (Level 3) in calculating fair value.

The assumptions used to measure the fair value of the derivatives as of their related convertible notes’ issuance date and as of December 31, 2018 were as follows:

	Issuance Date	December 31, 2018
Risk-Free Interest Rate	2.33%	2.63%
Expected Dividend Yield	0%	0%
Expected Volatility	140.79%	117.07%
Term	1 year	.99 year
Fair Market Value of Common Stock	$0.3324	$0.1619

The values of the derivative liability at issuance and as of December 31, 2018 were $9,000 and $13,800, respectively, resulting in a loss on change in fair value of $4,400.

Additional Information

The SCWorx acquisition closed on February 1, 2019 and the principal and accrued interest converted in to shares of the Company’s common stock.

The Company applied a portion of the proceeds from the note to repay the aforementioned $90,000 promissory note. Accordingly, the lien on the capital stock of SuckerPunch Entertainment was released.

Interest expense, for borrowings under the various SCWorx notes, for the year ended December 31, 2018 was approximately $108,000.

The Company recorded non – cash interest expense in the amounts of $45,000 and $4,700 in relation to amortization of debt discount on the warrants and derivative liabilities, respectively.

Related Party Promissory Notes

On April 10, 2018, the Company borrowed a total of $300,000 from two of its former board members, Joseph Gamberale and Joel Tracy, pursuant to promissory notes of $150,000, respectively. The notes bear interest at 12% annually and matured May 21, 2018. Mr. Gamberale personally guaranteed Mr. Tracy’s note.

Interest expense for the year ended December 31, 2018 was approximately $12,000 for the note with Mr. Gamberale and $14,000 for Mr. Tracy’s note.

On May 21, 2018 Mr. Gamberale agreed to extend the maturity to August 31, 2018. The repayment of this note was subordinate to the $200,000 promissory note of May 9, 2018. In July 2018, Mr. Gamberale agreed to convert his note to common shares (at a rate of $.3725 [$7.0775] per share) and warrants (25% warrant coverage with an exercise price of $.3725 [$7.0775] per share) (same as the original terms of the first $750,000 of the SCWorx investment). In October 2018, this arrangement was amended and Mr. Gamberale chose to participate in the Series A Preferred Stock placement. As of the date of this report, the note and accrued interest has been converted into shares of the Company’s Series A Preferred Stock and related warrants.

On May 21, 2018 Mr. Tracy agreed to extend the maturity to December 31, 2018. In November, Mr. Tracy chose to participate in the Series A Preferred Stock placement. As of the date of this report, the note and accrued interest has been converted into shares of the Company’s preferred stock.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

Note 8. Commitments and Contingencies

Operating Leases

The Company does not own any real property. The Company’s principal executive offices are located at an office complex in New York, New York, comprised of approximately twenty thousand square feet of shared office space and services that we are leasing.  The lease had an original one-year term that commenced on December 1, 2015, which was renewed until November 30, 2018 and currently is under a month-to-month arrangement. The lease allows for the limited use of private offices, conference rooms, mail handling, videoconferencing, and certain other business services.

In November 2016, the Company entered a sublease agreement for office and video production space in Cherry Hill, New Jersey. The lease originally expired on June 30, 2019. In June 2018, the Company abandoned the facility and on June 21, 2018 the sub-landlord filed suit against the Company for non-payment of rent. In January 2019, the Company settled the suit and agreed to pay $75,000 and issue warrants having a Black-Scholes value of $50,000. The Company had previously accrued the amount due of $167,475 as a result of the settlement, the Company realized a gain on the settlement of $42,475, which is included in the discontinued operations results for the year ended December 31, 2018

With the acquisition of FCOC, the Company originally assumed a lease for office space in Orange County, California. The lease originally expired in September 2018. In conjunction with the discontinued operations the Company agreed to sell Fight Club OC to the former owner Roy Englebrecht which included the Orange County, California office lease.

Lease expense for the Cherry Hill, New Jersey and Orange County, CA facilities is included as a component of net loss from discontinued operations, net of tax.

Each of the acquired businesses operated from home offices or shared office space arrangements.

Warrants

In conjunction with the stock offering completed in January 2018, the Company issued warrants with a provision requiring the Company to pay the warrant holder the Black - Scholes value of the warrant upon a fundamental transaction. On August 20, 2018, the Company entered into a Stock Exchange Agreement with SCWorx. which upon the closing in February 2019, qualified as a fundamental transaction within the meaning of the warrant agreement. The stock price at the time of announcement was approximately $0.20 [$3.80], the Black - Scholes value would approximate $2.68 per share based upon volatility and risk-free interest rate. As of the date of this report, there were approximately 1,060,000 [55,790] warrants outstanding which are subject to this Black - Scholes payout provision.

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

In April and May 2017, respectively, two purported securities class action complaints-Shapiro v. Alliance MMA, Inc., No. 1:17-cv-2583 (D.N.J.), and Shulman v. Alliance MMA, Inc. , No. 1:17-cv-3282 (S.D.N.Y.)-were filed against the Company and certain of its officers in the United States District Court for the District of New Jersey and the United States District Court for the Southern District of New York, respectively. The complaints alleged that the defendants violated certain provisions of the federal securities laws, and purported to seek damages in an amount to be alleged on behalf of a class of shareholders who purchased the Company’s common stock pursuant or traceable to the Company’s initial public offering. In July 2017, the plaintiffs in the New York action voluntarily dismissed their claim and, on March 8, 2018, the parties reached a settlement to the New Jersey action in which the carrier for our directors and officers liability insurance policy has agreed to cover Alliance’s financial obligations, including legal fees, under the settlement arrangement, subject to our payment of a deductible of $250,000, which has been paid in full as of the date of this report. The complaint was dismissed in October 2018.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

In October 2017, a shareholder derivative claim based on the same facts that were alleged in the class action complaints was filed against the directors of the Company in the District Court for the District New Jersey; however, a complaint was not served on the defendants and, on February 2, 2018 the claim was dismissed by the District Court.

In June 2018, the landlord of our Cherry Hill, New Jersey office filed suit against the Company for non-payment of rent. The Company successfully negotiated a settlement of $75,000 and issuance of a warrant to acquire 384,750 [20,250] shares. The Company originally recorded $167,000 of expense related to the lease within net loss from discontinued operations, net of tax, for the cost of the remaining payments under the lease agreement. In January 2019, the Company settled the suit by agreeing to pay $75,000 of cash and issue $50,000 (Black-Scholes value) of warrants to acquire common stock.

In June 2018, the Company’s former President, Robert Haydak, filed suit against the Company. The Company and Mr. Haydak resolved the suit effective July 2018 with the Company agreeing on a cash settlement of $50,000, and delivery of certain MMA promotion fixed assets. The Company accrued the settlement which is included within net loss from discontinued operations, net of tax, and current liabilities - discontinued operations balance as of December 31, 2018. The Company paid the amount owed during February 2019.

On December 19, 2018, the Company’s former CEO, Robert L. Mazzeo, who resigned on May 25, 2018, served a complaint against the Company in the United States District Court for the Southern District of NY. Mazzeo alleges that he (i) was fraudulently induced to become the CEO of the Company and (ii) entered into an employment contract with the Company and that the Company breached said alleged contract. Mazzeo seeks damages in “excess of $500,000.” The Company believes that the lawsuit is frivolous and violative of Rule 11 of the Federal Rules of Civil Procedure. The Company filed an answer to the complaint on February 5, 2019, and in addition to mounting a vigorous defense, filed counter claims alleging breach of fiduciary duty.

Most Favored Nation Issuance

On October 19, 2018, the Company issued Red Diamond Partners 794,483 [41,815] shares of common stock in consideration of a “most favored nation” clause contained in a common stock subscription agreement. Under a clause in the subscription agreement, if the Company issued lower priced securities subsequent to the sale to the investor, then the Company would be required to re-price the investor’s shares to the lower price and issue additional shares accordingly. In relation to the settlement agreement the parties terminated the original agreement. A non-cash dividend of $200,000 was changed on the consolidated statement of operations for the year ended December 31, 2018, in regards to this re-pricing.

Earn Out

Management evaluated the financial performance of CFFC, COGA, HFC, Shogun, V3, CageTix, and IT Fight Series in 2017 compared to the earn out thresholds as described in the respective Asset Purchase Agreements. Based upon management’s estimates, the Company recorded an earn out liability in 2017 of approximately $310,000 related to Shogun’s financial results. In conjunction with the cessation of the professional MMA promotions, the Company sold the Shogun promotion to the former owner and settled the earn out liability with the issuance of 366,072 [19,267] options with an exercise price of $0.35 [$6.65] per option and Black-Scholes value of $94,000. None of the other businesses met their earn out targets during 2018.

Note 9. Stockholders’ Equity

Stock Offering

On January 9, 2018, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC, acting as sole book-running manager (the “Underwriter”), for a secondary public offering (the “Offering”) of a combination of 2,150,000 [113,158] shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company, and 1,935,000 [101,842] warrants to purchase 1,935,000 [101,842] shares of common stock (the “Warrants”). Each share of common stock was sold in combination with a warrant to purchase 0.90 [0.05] shares of common stock. The Warrants have a five-year term and an original exercise price of $1.10 [$20.90] per share.

The warrants have a price adjustment provision (“ratchet”) in cases where the Company sells common stock or settles liabilities with equity, at a lower price than is reflected in the Warrants. During June, July and August, the Company completed qualifying transactions under the SCWorx note resulting in the Warrant exercise price being adjusted to $0.31 [$5.89] in June and $0.29 [$5.51] in July, which is the lowest amount the warrant can be repriced to. Based upon ASU 2017-11, the decrease in the exercise price of the warrant has been fair valued at approximately $190,000 and accounted for as a non-cash dividend within the consolidated balance sheet. The warrant also has a provision requiring the Company to pay the warrant holders the Black-Scholes value of the warrant upon consummation of a fundamental transaction. On August 20, 2018, the Company entered a stock exchange agreement with SCWorx which, upon closing, meets this definition. For illustration purposes only, the stock price at closing was $4.40, the Black-Scholes value was approximately $2.68 per share. As of the date this filing, there were approximately 1,060,000 [56,000] warrants outstanding which are subject to this Black-Scholes payout provision.

The Offering price was $1.00 [$19.00] per share of Common Stock and related Warrant and the Underwriter had agreed to purchase the shares of Common Stock and related Warrants from the Company at a 7.0% discount to the Offering price. In addition, the Company granted to the Underwriter a 45-day option to purchase up to an additional 322,500 [16,974] shares of Common Stock and/or 290,250 [15,276] Warrants to purchase 290,250 [15,276] shares of Common Stock at the same price to cover over-allotments, if any. The underwriter exercised this option is February 2018 resulting in an additional $50,000 from the sale and issuance of 50,000 [2,632] shares and 272,500 [14,342] warrants. The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriter, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

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

One of our former board members, Joseph Gamberale, participated in the offering and acquired 25,000 [1,316] units which included 22,500 [1,184] warrants.

Common Stock Private Placements

In July 2017, the board of directors approved the issuance of up to $2.5 million of our common stock in one or more private placements.

In July 2017, Board members and an employee executed subscription agreements for 513,761 [27,040] units at a purchase price of $1.09 [$20.71] per unit. In August 2017, the Company determined that the amount raised through such sales was insufficient to meet its current needs, and accordingly solicited subscription agreements from third parties for 965,000 [50,789] units at $1.00 [$19.00] per unit. Each unit sold in these placements consists of one restricted share of AMMA common stock and a warrant to acquire one share of common stock at an exercise price of $1.50 [$28.50] per share. The Company issued all 1,478,761 [77,830] shares of common stock sold in these placements on August 29, 2017.

In October and November 2017, the Company solicited subscription agreements from third parties for 390,000 [20,526] units at $1.25 [$23.75] per unit. Each unit sold in the placement consists of one restricted share of AMMA common stock and a warrant to acquire one half a share of common stock, 195,000 [10,263] shares in total, at an exercise price of $1.75 [$33.25] per share.

The warrant issued with the October common stock placement included a price ratchet provision for cases where the Company sells common stock or settles liabilities with equity, at a lower price than is reflected in the warrants. The Company completed a transaction which resulted in the warrant exercise price being adjusted to $1.10 [$20.90]. Based upon ASU 2017-11, the decrease in the exercise price of the warrant has been fair valued at approximately $10,000 and accounted for as a non-cash dividend within the consolidated balance sheet. There is no further reduction to the exercise price as this provision has expired.

Common Stock Grant

In February 2017, the Company entered a consulting arrangement with DC Consulting for management consulting services with a term of one year and included the grant of 150,000 [7,895] shares subject to board of director approval. In July 2017, the Company issued the 150,000 [7,895] restricted shares to DC Consulting under the arrangement and recognized stock-based compensation of approximately $148,000, the fair value of the shares on the date of issuance.

Option Grants

In August 2016, the Company entered into an employment agreement with John Price as the Company’s Chief Financial Officer. In connection with Mr. Price’s employment he was awarded a stock option grant to acquire 200,000 [10,526] shares of the Company’s common stock. The stock option had a term of ten years, an exercise price of $4.50 [$85.50], and a grant date fair value of $364,326, and vested one third of the shares on the one year anniversary of the grant date and one third annually thereafter. The Company recognized $61,000 of stock-based compensation expense during the second quarter of  2018. On June 6, 2018, the Company cancelled the original stock option grant and issued a new stock option grant to acquire 200,000 [10,526] shares of the Company’s common stock. The stock option has a term of five years, an exercise price of $0.36 [$6.84], was vested upon grant, and had a grant date fair value of $42,000. The Company determined the fair value of the stock option using the Black - Scholes model.  On September 13, 2018, the Company awarded John Price, then the Company’s President and CFO, a stock option to acquire 250,000 [13,158] shares of the Company’s common stock. The option has a term of five years, an exercise price of $0.31 [$5.89], and a grant date fair value of $55,000, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

On February 1, 2017, the Company entered into an employment agreement with James Byrne as the Company’s Chief Marketing Officer. In connection with Mr. Byrne’s employment he was awarded a stock option grant to acquire 100,000 [5,263] shares of the Company’s common stock. The stock option had a term of 5 years, an exercise price of $3.55 [$67.45], and a grant date fair value of $247,882, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model. In February 2018, Mr. Byrne was terminated, and in May 2018, the Company entered a separation agreement for $25,000 and agreed to cancel Mr. Byrne’s existing stock option grant and issue a new award. On June 27, 2018, the Company issued a stock option grant outside the 2016 Equity Incentive Plan to acquire 100,000 [5,263] shares of the Company’s common stock. The stock option has a term of 5 years, an exercise price of $0.31 [$5.89] per share, was vested upon grant, and had a grant date fair value of $17,000. The Company determined the fair value of the stock option using the Black- Scholes model.

On May 25, 2018, the Company commenced the cessation of the professional MMA promotion business. In relation to the disposal of the Iron Tiger Fight Series promotion, the Company awarded the former owner, Scott Sheeley, a stock option grant to acquire 30,000 [1,579] shares of the Company’s common stock. The stock option has a term of five years, an exercise price of $0.35 [$6.65] and a Black - Scholes value of $7,674, which is included as a component of net loss from discontinued operations, net of taxes.

In December 2018, the Company entered into an employment termination agreement with Ira Rainess. In connection with Mr. Rainess’ termination he was awarded a stock option grant to acquire 350,000 [18,421] shares of the Company’s common stock. The stock option had a term of 3 years, exercise price of $0.25 [$4.75], and a grant date fair value of $38,500 and was fully vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

Stock Option Plan

On December 19, 2016, the board of directors of the Company awarded stock option grants under the 2016 Equity Incentive Plan to four employees to acquire an aggregate of 200,000 [10,526] shares of the Company’s common stock. The stock options had a term of 10 years and an exercise price of $3.56 [$67.64] per share, vested annually over three years in three equal tranches and had a grant date fair value of $497,840. The Company determined the fair value of the stock options using the Black-Scholes model. Each award was accepted by the recipient during the first quarter 2017 at which point the Company began to recognize stock-based compensation expense. In May 2018, in conjunction with the cessation of the professional MMA business, three of the employees were terminated, and 100,000 [5,263] unvested options were returned to the plan as forfeited. During the third quarter an additional 50,000 [2,632] unvested options were returned to the plan as forfeited.

On May 15, 2017, the Company entered into an employment agreement with Ira Rainess as the Company’s EVP of Business Affairs. In connection with Mr. Rainess’ employment, in September 2017, he was awarded a stock option grant to acquire 100,000 [5,263] shares of the Company’s common stock. The stock option has a term of 3 years, an exercise price of $1.30 [$24.70], and a grant date fair value of $53,306, and vests one half of the shares on the one year anniversary of the grant date and one half on the second anniversary. The Company determined the fair value of the stock option using the Black-Scholes model.

On December 17, 2017, the Company awarded Robert Mazzeo, the Company’s external General Counsel at that time, a stock option grant to acquire 125,000 [6,579] shares of the Company’s common stock. The option had a term of three years, an exercise price of $1.50 [$28.50], and a grant date fair value of $77,500, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

In March 2018, the board of directors authorized stock option grants to Robert Mazzeo, CEO and Ira Rainess EVP of Business Affairs. Mazzeo and Mr. Rainess were each awarded options to acquire 250,000 [13,158] shares with an exercise price of $0.53 [$10.07] and vested upon grant. As of the date of this report the option agreements had not been issued. As both Mr. Mazzeo and Mr. Rainess are no longer employed by the Company and the option was not issued, and the period to exercise the awards expired, the Company cancelled the option grants during the fourth quarter of 2018.

As disclosed above, in December 2018, the Company entered into an employment termination agreement with Ira Rainess. In connection with Mr. Rainess’ termination he was awarded a stock option grant to acquire 350,000 [18,421] shares of the Company’s common stock. The stock option had a term of 3 years, exercise price of $0.25 [$4.75], and a grant date fair value of $38,500 and was fully vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

On May 25, 2018, the Company commenced cessation of the professional MMA promotion business. In relation to the disposal of the Shogun promotion, the Company awarded the former owner, John Rallo, a stock option grant to acquire 366,072 [19,267] shares of the Company’s common stock. The stock option was vested upon grant, has a term of five years, an exercise price of $0.35 [$6.65] and a Black-Scholes value of $94,000. The option award was issued as settlement of the $310,000 earn-out, the Company realized a gain of $216,000, which is included as a component of net loss from discontinued operations, net of taxes.

On June 6, 2018, the Company awarded Burt Watson, the Company’s Vice President of Operations, a stock option grant to acquire 75,000 [3,947] shares of the Company’s common stock. The option has a term of five years, an exercise price of $0.36 [$6.84], and a grant date fair value of $19,100, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

On June 6, 2018, the Company awarded each of its directors, Joe Gamberale, Joel Tracy and Burt Watson, a stock option grant to acquire 150,000 [7,895] shares of the Company’s common stock. Each option has a term of five years, an exercise price of $0.36 [$6.84], and a grant date fair value of $38,000, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

On July 30, 2018, in relation to the disposal of the CFFC promotion, the Company awarded the former owner, Michael Constantino, a stock option grant to acquire 75,000 [3,947] shares of the Company’s common stock. The stock option has a term of five years, an exercise price of $0.20 [$3.80] and a grant date fair value of $10,500 and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes Model. The grant date fair value is included as a component of net loss from discontinued operations, net of taxes. The effective date of the agreement was May 31, 2018.

On August 14, 2018, the Company awarded John Price, the Company’s President and CFO, a stock option grant to acquire 200,000 [10,526] shares of the Company’s common stock. The option has a term of five years, an exercise price of $0.18 [$3.42], and a grant date fair value of $25,000, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

On September 13, 2018, the Company awarded John Price, the Company’s President and CFO, a stock option grant to acquire 250,000 [13,158] shares of the Company’s common stock. The option has a term of five years, an exercise price of $0.31 [$5.89], and a grant date fair value of $55,000, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

On September 13, 2018, the Company awarded Joseph Gamberale, the Company’s board member, a stock option grant to acquire 250,000 [13,158] shares of the Company’s common stock. The option has a term of five years, an exercise price of $0.31 [$5.89], and a grant date fair value of $55,000, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

On September 13, 2018, the Company awarded Jason Schneider, the Company’s Vice President of Operations, a stock option grant to acquire 75,000 [3,947] shares of the Company’s common stock. The option has a term of five years, an exercise price of $0.31 [$5.89], and a grant date fair value of $16,500, and was fully-vested upon grant. The Company determined the fair value of the stock option using the Black-Scholes model.

On January 30, 2019, the shareholders of the Company approved an increase in number of shares available under the 2016 Equity Incentive Plan to 3,000,000 shares (split adjusted).

Warrant Grants

On January 4, 2017, in connection with the acquisition of SuckerPunch, the Company entered an employment agreement with Bryan Hamper as Managing Director. Mr. Hamper was awarded a warrant to acquire 93,583 [4,925] shares of the Company’s common stock. The warrant has a term of 5 years, an exercise price of $3.74 [$71.06], and a grant date fair value of $181,920, and was fully-vested upon grant and is included as a component of the SuckerPunch purchase price. The Company determined the fair value of the warrant using the Black-Scholes model. In September 2018, the Company disposed of SuckerPunch and agreed to reprice the warrant to acquire 93,583 [4,925] common shares to $0.3725 [$7.0775] per share. The Company recognized a stock based compensation expense of $10,000 related to the repricing.

On March 10, 2017, the Company entered into a service agreement with World Wide Holdings and issued a warrant to acquire 250,000 [13,158] shares of the Company’s common stock. The warrant has an exercise price of $4.50 [$85.50], term of three years and vest in equal one third increments on April 1, July 1 and October 1, 2017. The Company determined the fair value of the warrant to be $169,000 which was expensed in the second quarter of 2017. The Company determined the fair value of the warrant using the Black-Scholes model.

On January 12, 2018, the Company entered into a service agreement with National Services, LLC (“National”), and issued a warrant to acquire 100,000 [5,263] shares of the Company’s common stock. The warrant has an exercise price of $1.10 [$20.90], term of five years and was vested upon grant. The service agreement allowed National to earn up to 300,000 [15,789] additional warrants, each with an exercise price of $1.10 [$20.90] and five-year term, based upon achieving certain designated milestones. The Company terminated the agreement during the third quarter 2018 and issued no additional warrants. The Company determined the fair value of the warrant to be $38,000 which was expensed in the first quarter of 2018. The Company determined the fair value of the warrant using the Black-Scholes model.

On April 11, 2018, the Company entered into a service agreement with a consultant, and issued a warrant to acquire 100,000 [5,263] shares of the Company’s common stock. The warrant has an exercise price of $1.10 [$20.90], term of five years and was vested upon grant. The Company determined the fair value of the warrant using the Black-Scholes model and determined the value to be $25,580, which was expensed during the second quarter of 2018.

In May 2018, the Company issued a promissory note to Joel D. Tracy, a director, for $200,000 of borrowings for operating capital. In September 2018, the Company agreed to issue the note holder 200,000 [10,526] common shares with a fair value of $58,000 and 50,000 [2,632] warrants with an exercise price of $0.29 [$5.51] and term of five years and a fair value of $8,500, in exchange for the noteholder’s agreement to convert all interest under the loan into shares of the Company’s common stock, and extend the note to December 31, 2018. On November 30, 2018, the noteholder agreed to convert the note and accrued interest in the aggregate amount of $250,622.34 into 25,062 Series A Preferred Shares and warrants which were issued during the first quarter 2019.

During the second, third and fourth quarters of 2018 and first quarter of 2019, the Company issued warrants to SCWorx in relation to the borrowing under note agreements. The Company issued warrants to purchase 503,356 [26,492] common shares with an exercise price of $0.3725 [$7.0775] per share in relation to the $750,000 note. The Company also issued warrants to purchase 356,250 [18,750] common shares with an exercise price of $0.30 [$5.70] per share, in relation to the $500,000 note.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of December 31, 2018 are:

Before reverse stock split

	Warrant Grants		Stock Option Grants
	Number of Shares Subject to Warrants	Weighted-Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted-Average Exercise Price Per Share
Balance at December 31, 2017	2,239,574	$2.54	725,000	$3.15
Granted	3,316,856	0.37	2,421,072	0.31
Exercised	(1,056,750)	0.29	(80,645)	0.31
Cancelled/Forfeited	-	-	(500,000)	3.93
Balance at December 31, 2018	4,499,680	$1.47	2,565,427	$0.41
Exercisable at December 31, 2018	4,499,680	$1.47	2,544,594	$0.42

Reflective of one-for-nineteen reverse stock split

	Warrant Grants		Stock Option Grants
	Number of Shares Subject to Warrants	Weighted-Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted-Average Exercise Price Per Share
Balance at December 31, 2017	117,872	$48.23	38,158	$59.87
Granted	174,571	6.95	127,425	5.87
Exercised	(55,618)	5.51	(4,244)	5.89
Cancelled/Forfeited	-	-	(26,316)	67.98
Balance at December 31, 2018	236,825	$27.84	135,023	$7.70
Exercisable at December 31, 2018	236,825	$27.84	133,926	$7.90

As of December 31, 2018 and 2017, the total unrecognized expense for unvested stock options, net of expected forfeitures, was approximately $0 and $564,184, respectively.

Stock-based compensation expense for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
General and administrative expense	$738,503	$516,843

Stock-based compensation expense for discontinued operations for the year ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
Net loss from discontinued operations, net of tax	$397,617	$427,155

Stock-based compensation expense categorized by the equity components for the year ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
Stock option awards	$612,410	$626,097
Warrants	82,080	169,401
Common stock	441,630	148,500
	$1,136,120	$943,998

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

Note 10. Net Loss per Share

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

The following table sets forth the computation of the Company’s basic and diluted net loss from continuing operations per share and net loss per share for the periods presented:

	Year Ended December 31,
	2018	2017
Net loss from continuing operations	$(3,787,499)	$(3,171,059)
Non-cash dividend	(200,000)	-
Adjusted net loss from continuing operations applicable to common shareholders	$(3,987,499)	$(3,171,059)
Weighted-average common shares used in computing net loss per share, basic and diluted (pre-split)	15,460,391	10,679,898
Weighted-average common shares used in computing net loss per share, basic and diluted (post-split)	813,705	562,100

Adjusted net loss per share, basic and diluted	$(0.26)	$(0.30)
Adjusted net loss per share, basic and diluted reflective of one-for-nineteen reverse stock split	$(4.90)	$(5.64)

	Year Ended December 31,
	2018	2017
Net loss	$(14,592,246)	$(11,978,563)
Non-cash dividend	(200,000)	-
Adjusted net loss applicable to common shareholders	$(14,792,246)	$(11,978,563)
Weighted-average common shares used in computing net loss per share, basic and diluted (pre-split)	15,460,391	10,679,898
Weighted-average common shares used in computing net loss per share, basic and diluted (post-split)	813,705	562,100

Adjusted net loss per share, basic and diluted	$(0.96)	$(1.12)
Adjusted net loss per share, basic and diluted reflective of one-for-nineteen reverse stock split	$(18.18)	$(21.31)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2018	2017
Stock options (exercise price $0.18 [$3.42] - $4.50 [$85.50] per share)	2,565,427	725,000
Warrants (exercise price $0.30 [$5.70] - $7.43 [$141.17])	4,499,680	2,239,574
Total common stock equivalents	7,065,107	2,964,574

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

Note 11. Income Taxes

The components of loss before benefit from income taxes for the years ended December 31, 2018 and 2017 are as follows:

	Years ended December 31,
	2018	2017
Domestic	$(3,787,499)	$(6,499,840)
Foreign	-	-
Loss before income taxes	$(3,787,499)	$(6,499,840)

The Company incurred income tax expense of $0 and income tax benefit of $0 for the years ended December 31, 2018 and 2017, respectively. The income tax expense (benefit) for the year ended December 31, 2018 and 2017 includes the following:

Year Ended December 31,
	2018	2017
Current income tax expense:
U.S. Federal	$-	$-
U.S. State	-	-
Total current	-	-

Deferred:
U.S. Federal	-	-
U.S. State	-	-
Total deferred	-	-
	-	-
Total expense (benefit) from income taxes	$-	$-

The income tax expense (benefit) differs from those computed using the statutory federal tax rate of 21% and 34%, respectively, due to the following:

	Year Ended December 31,
	2018	2017
Expected provision at statutory federal rate	$(795,375)	$(2,209,946)
State tax-net of federal benefit	-	-
Change in valuation allowance	795,375	775,867
IPO related costs	-	-
Rate change	-	1,434,079
Goodwill impairment	-	-
Other	-	-
	$-	$-

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

The effect of temporary differences that gave rise to significant portions of deferred tax assets as of December 31, 2018 and 2017, are as follows:

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$5,524,492	$2,145,809
Accruals	-	-
Share based compensation	447,322	272,645
Start-up costs	-	248,348
Fixed assets	-	8,206
Intangibles	-	370,681
Other	848,781	32
Gross deferred tax assets	6,820,595	3,045,721
Valuation allowance	(6,820,595)	(3,045,721)
Net deferred tax assets	-	-
Fixed assets	-	-
Intangibles	-	-
Other	-	(23,942)
Deferred tax liability	-	(23,942)
Net deferred tax liability	$-	$(23,942)

As of December 31, 2018, the Company has a federal net operating loss carry-forward of $21.6 million available to offset future taxable income. The Company has state loss carry-forwards of $13.3 million. Future utilization of net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These net operating loss carry-forwards have expiration dates starting in 2031 through 2037.

The valuation allowance as of December 31, 2018 was $6.8 million. The net change in valuation allowance for the year ended December 31, 2018 was an increase of $3.8 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2018.

As of December 31, 2017, the Company has a federal net operating loss carry-forward of $7.8 million available to offset future taxable income. The Company has state loss carry-forwards of $4.8 million. Future utilization of net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These net operating loss carry-forwards have expiration dates starting in 2031 through 2037.

The valuation allowance as of December 31, 2017 was $3.0 million. The net change in valuation allowance for the year ended December 31, 2017 was an increase of $1.8 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2018.

The Company has no unrecognized tax benefits during the periods presented within. By statute, all tax years are open to examination by the major taxing jurisdictions to which the Company is subject.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. For the year ended December 31, 2017, the Company remeasured its federal deferred tax balances to reflect the lower statutory rate, offset by a change in its federal valuation allowance. As of December 31, 2018, the Company has completed its accounting for the tax effects of the Act and no adjustments have been made to its provisional estimate recorded during the year ended December 31, 2017.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

Note 12. Subsequent Events

Special Meeting in Lieu of Annual Meeting of Shareholders

On January 30, 2019, the Company held a Special Meeting in lieu of Annual Meeting of Stockholders, at which the stockholders approved all four nominees for the board of directors and all other proposals submitted to the stockholders, including the SCWorx acquisition and Series A Preferred Stock financing.

Additional Borrowings Under $1,250,000 SPA

In January 2019, SCWorx provided Alliance MMA $215,000 of additional borrowings under the $1,250,000 note agreement. As of February 1, 2019, SCWorx provided the full $1,250,000 of borrowings. In connection with the closing of the SCWorx acquisition, described below, the SCWorx convertible notes were automatically converted by their terms into an aggregate 315,177 post-split adjusted shares of common stock which, along with the related warrants, were distributed to certain SCWorx investors at the direction of SCWorx.

Series A Preferred Stock Financing

In January 2019, the Company issued 550,000 shares of Series A Preferred Stock and related warrants due to investors, in connection with the closing on December 18, 2018 of the sale of Series A Preferred Stock Units in the aggregate face amount of $5,500,000. The Series A Preferred Stock is convertible into an aggregate of 1,447,368 post-split common shares (a post-split conversion price of $3.80 per share) and the related warrants are exercisable for an aggregate of 723,684 post-split common shares, at a post-split exercise price of $5.70 per share.

In addition, in January 2019, the Company issued 67,500 shares of Series A Preferred Stock and related warrants due to creditors, in satisfaction of indebtedness in the amount of approximately $676,000. The Series A Preferred Stock is convertible into an aggregate of 177,895 post-split common shares (a post-split conversion price of $3.80 per share) and the related warrants are exercisable for an aggregate of 88,948 post-split common shares, at a post-split exercise price of $5.70 per share.

Acquisition of SCWorx

On February 1, 2019 (“Closing Date”), the Company completed the acquisition of SCWorx Corp. in a stock for stock exchange transaction pursuant to the share exchange agreement, dated as of August 20, 2018, as amended by Amendment No. 1 thereto (the “Share Exchange Agreement” or “SEA”). Pursuant to the SEA, the Company acquired from the existing stockholders of SCWorx Corp. all the issued and outstanding shares of common stock of SCWorx Corp. (the “Acquisition”). In connection with the Acquisition, the Company effected a one-for-nineteen reverse stock split of its common stock and changed its name to SCWorx Corp. References to SCWorx herein refer to the company acquired by the Alliance MMA.

In connection with the Acquisition, the Company issued:

(i)	190,000 Series A Preferred Stock Units, comprised of 190,000 shares of Series A Preferred Stock ($10.00 face value per share, convertible into common stock at a post-split adjusted price per share of $3.80 (subject to adjustment), and warrants to purchase 250,000 post-split adjusted shares of common stock at a post-split adjusted exercise price of $5.70 per share), in satisfaction of approximately $1.9 Million of SCWorx indebtedness; and

(ii)	approximately 5,263,158 post-split adjusted shares of the Company’s common stock, each of which had a value of approximately $4.40 per share, based on the last sale price of the Company’s common stock on the Closing Date

After giving effect to the Company common stock issued in connection with the Acquisition (but before exercise of outstanding rights to acquire common stock), the Company had approximately 6,546,216 shares of common stock outstanding on a post-split adjusted basis.

The Company will file the 2017 and 2018 audited financial statements of SCWorx Corp., along with required pro-forma financial information, within 75 days of the closing of the Acquisition.

In connection with the closing of the Acquisition on February 1, 2019 and as a result of the issuance of the 5,263,158 (post-split adjusted) shares of the Company’s common stock, there was a change of control of the Company. Upon completion of the Acquisition, Marc S. Schessel, the majority stockholder of SCWorx, beneficially owned approximately 1,032,603 post-split adjusted shares of the Company’s common stock (15.8% of the issued and outstanding shares, not including shares which were issuable to Mr. Schessel under the SEA, the right to which was transferred by him and over which Mr. Schessel has neither voting nor investment control). Mr. Schessel was the controlling shareholder of SCWorx Corp. immediately prior to the Acquisition.

The SEA provided that SCWorx would have the right to designate the officers and directors of the Company upon completion of the Acquisition. As a result, effective as of the Closing Date, Messrs. Tracy, Gamberale and Watson resigned as directors of the Company and John Price resigned the office of President but will remain as Chief Financial Officer of SCWorx post-closing.

Immediately prior to their resignation as directors, the Board of Directors appointed the following individuals, designated by SCWorx Corp. pursuant to the SEA, to serve as directors and officers of the Company post-closing:

•	Ira Eliot Ritter, Director
•	Francis Knuettel II, Director
•	Robert Christie, Director
•	Marc S. Schessel, CEO and Director
•	John Price, Chief Financial Officer, Treasurer and Secretary

Charles K. Miller, who was appointed as a director in October 2018, remained as a director of the Company post-closing. At the time of their respective appointments, the compensation of the officers and directors of the Company had not been agreed upon. On February 13, 2019, the Company’s Compensation Committee recommended, and its board of directors approved the compensation of the Company’s officers and directors as described below. The Company’s common stock closed at $6.49 per share on February 13, 2019, the grant date for all equity awards recognized in the consolidated financial statements.

SCWorx Corp.

(f/k/a Alliance MMA, Inc.)

Notes to CONSOLIDATED Financial Statements

In making all equity awards subject to vesting, including performance-based vesting, the Compensation Committee endeavored to structure management’s equity awards so as to align management’s interests with the stockholders’ interest in long term value creation.

Officer Compensation	Marc S. Schessel, CEO	John Price, CFO	Vesting

Annual Cash Compensation	$400,000	$250,000	N/A

Restricted Stock Units	75,000 RSU	250,000 RSU	Quarterly over 3 years

Restricted Stock Units	25,000 RSU	37,500 RSU	Vests if the Company realizes $10M in new revenue on or before August 15, 2020

Restricted Stock Units	25,000 RSU	37,500 RSU	Vests if Company’s common stock price remains at or above $20 per share on a volume weighted average basis (“VWAP”) for 15 consecutive trading days

Restricted Stock Units	25,000 RSU	75,000 RSU	Vest if the Company’s common stock price remains at or above $40 per share on a VWAP basis for 15 consecutive trading days

The board of directors also approved the form of employment agreement for each of Messrs. Schessel and Price.

Director Compensation	Robert Christie	Francis Knuettel II	Charles Miller	Ira Ritter	Marc Schessel

Annual Cash Compensation	N/A	N/A	N/A	N/A	N/A

Stock Options(1)	13,393	13,393	13,393	13,393	N/A

(1)	These options vest in 4 quarterly installments have an exercise price of $6.49 per share and a term of 10 years.

On February 13, 2019, the SCWorx Corp.’s Board of Directors also approved management’s request to retain Joseph Gamberale, as a Consultant.

Gamberale has over 25 years’ experience in the financial services and capital markets sectors. Mr. Gamberale’ Agreement will have a term of two years, subject to earlier termination. Under the Agreement, Mr. Gamberale’s responsibilities will include overseeing the creation, development and implementation of the Company’s Investor Relations program, including introductions to high net worth individuals and institutions, the dissemination of investor related information, road show plans, equity conference presentations, and all other investor relations activities. Additionally Mr. Gamberale will be required to introduce SCWorx’ s service platform to health care institutions.

Mr. Gamberale will receive a combination of cash and equity compensation for his services. In making all of Mr. Gamberale’ equity awards subject to vesting, including performance-based vesting, the Board of Directors endeavored to structure such awards so as to align Mr. Gamberale’ interests with the stockholders’ interest in long term value creation.

Mr. Gamberale compensation will be as follows:

Compensation	Amount	Vesting

Cash Compensation	$12,500 per month	N/A

Restricted Stock Units	100,000 RSU	Quarterly over 1 year

Restricted Stock Units	25,000 RSU	Vests if Company’s common stock price remains at or above $10 per share on a volume weighted average basis (“VWAP”) for 15 consecutive trading days

Restricted Stock Units	50,000 RSU	Vests if Company’s common stock price remains at or above $15 per share on a VWAP basis for 15 consecutive trading days

Restricted Stock Units	50,000 RSU	Vests if Company’s common stock price remains at or above $20 per share on a VWAP basis for 15 consecutive trading days

Restricted Stock Units	25,000 RSU	Vests if Company’s common stock price remains at or above $25 per share on a VWAP basis for 15 consecutive trading days

Restricted Stock Units	50,000 RSU	Vest if the Company’s common stock price remains at or above $30 per share on a VWAP basis for 15 consecutive trading days

Restricted Stock Units	50,000 RSU	Vest if the Company’s common stock price remains at or above $40 per share on a VWAP basis for 15 consecutive trading days

Restricted Stock Units	50,000 RSU	Vest if the Company’s common stock price remains at or above $45 per share on a VWAP basis for 15 consecutive trading days

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

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended February 1, 2019*

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

10.1	Second Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on January 17, 2019)

10.2	Settlement Agreement with Ira Rainess dated December 24, 2018*

10.3	Settlement Agreement with Garr Group, Inc. (regarding Cherry Hill lease) dated January 30, 2019*

10.6	HFC Agreement with Danielle Vale dated May 31, 2018 (Incorporated by reference to exhibit 10.6 to the Company’s quarterly report for the quarter ended June 30, 2018, filed September 5, 2018)

10.7	FCOC Agreement with Roy Englebrecht dated May 31, 2018 (Incorporated by reference to exhibit 10.7 to the Company’s quarterly report for the quarter ended June 30, 2018, filed September 5, 2018)

10.8	COGA Agreement with Joe DeRobbio dated May 31, 2018 (Incorporated by reference to exhibit 10.8 to the Company’s quarterly report for the quarter ended June 30, 2018, filed September 5, 2018)

10.9	V3 Agreement with Nick Harmeier dated May 31, 2018 (Incorporated by reference to exhibit 10.9 to the Company’s quarterly report for the quarter ended June 30, 2018, filed September 5, 2018)

10.10	ITFS Agreement with Scott Sheeley dated May 31, 2018 (Incorporated by reference to exhibit 10.10 to the Company’s quarterly report for the quarter ended June 30, 2018, filed September 5, 2018)

10.11	Shogun Agreement with John Rallo dated May 31, 2018 (Incorporated by reference to exhibit 10.11 to the Company’s quarterly report for the quarter ended June 30, 2018, filed September 5, 2018)

10.12	Agreement with Robert Haydak and Maria Haydak dated July 18, 2018 (Incorporated by reference to exhibit 10.12 to the Company’s quarterly report for the quarter ended June 30, 2018, filed September 5, 2018)

10.13	Securities Purchase Agreement with SCWorx Corp dated June 28, 2018, as amended December 18, 2018 (Incorporated by reference to exhibit 10.1 to the Company’s current report filed December 19, 2018)

10.14	$275,000 Convertible Note issued to SCWorx dated December 18, 2018 (Incorporated by reference to exhibit 10.2 to the Company’s current report filed December 19, 2018)

EX-1

10.15	Warrant dated December 18, 2018 issued to SCWorx related to $275,000 convertible note (Incorporated by reference to exhibit 10.3 to the Company’s current report filed December 19, 2018)

10.16	Share Exchange Agreement with SCWorx Corp dated August 20, 2018, as amended December 18, 2018 (Incorporated by reference to exhibit 10.4 to the Company’s current report filed December 19, 2018)

10.17	Securities Purchase Agreement for up to $9 million Preferred Stock Units, executed by the registrant December 18, 2018 (Incorporated by reference to exhibit 10.5 to the Company’s current report filed December 19, 2018)

10.18	Certificate of Designations of Series A Convertible Preferred Stock (Incorporated by reference to exhibit 10.6 to the Company’s current report filed December 19, 2018)

10.19	Form of Warrant related to Series A Convertible Preferred Stock (Incorporated by reference to exhibit 10.7 to the Company’s current report filed December 19, 2018)

10.20	Executive Employment Agreement between the Company and John Price, effective February 1, 2019*

10.21	Executive Employment Agreement between the Company and Marc Schessel, effective February 1, 2019*

21.1	Subsidiaries of the Registrant*
23.1	Consent of Friedman LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*
101	The following materials from Alliance MMA, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language):
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Document *

*	Filed herewith

EX-2