Form 10-Q
period 2019-03-31
SCWorx Corp.
filed 2019-05-23
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 001-37899

SCWORX CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-5412331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 21 st Floor

New York, New York 10022

(Address of principal executive offices, including zip code)

(212) 739-7825

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $.001 par value per share	WORX	Nasdaq Capital Market

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

Number of shares of the registrant’s common stock outstanding at May 22, 2019: 6,573,342

SCWorx Corp.

Form 10-Q

Cautionary Statement Regarding Forward-Looking Statements

  Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Form 10-Q are forward-looking statements. These statements, among other things, relate to our business strategy, goals and expectations concerning our future operations, prospects, plans and objectives of management. The words “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, and similar terms and phrases are used to identify forward-looking statements in this presentation.

Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements in this Form 10-Q include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook and increased operating expenses.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to our ability to:

•	Integrate and optimize the operations from the acquisition of SCWorx Corp.; and
•	Grow the revenues and contain the costs related to our recently acquired SaaS business.

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

All references to “SCWorx,” “we,” “us,” “our” or the “Company” mean SCWorx Corp., a Delaware corporation, and where appropriate, its wholly owned subsidiaries.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)	(as adjusted)
ASSETS
Current assets:
Cash	$2,765,290	$76,459
Accounts receivable	769,030	520,692
Interest expense receivable	—	121,350
Prepaid expenses and other assets	374,257	—
Convertible notes receivable, at fair value	—	837,317
Investment in warrants, at fair value	—	67,000
Total current assets	3,908,577	1,622,818

Fixed assets	27,932	—
Intangible assets	233,676	—
Goodwill	8,466,282	—
Due from shareholder	—	1,409,284
TOTAL ASSETS	$12,636,467	$3,032,102

LIABILITIES AND STOCKHOLDERS’ EQUITY\(DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,293,165	$855,759
Contract liabilities	811,922	816,714
Notes payable related party	192,446	—
Current liabilities - discontinued operations	2,623	—
Total current liabilities	2,300,156	1,672,473
Notes payable - related party	—	1,591,491
TOTAL LIABILITIES	2,300,156	3,263,964

Commitments and contingencies

Stockholders’ Equity\(Deficit):
Preferred stock, 900,000 shares authorized; 816,638 and 0 shares issued and outstanding, respectively	7,955,945	—
Common stock, $.001 par value; 10,000,000 shares authorized; 6,563,195 and 5,838,149 shares issued and outstanding, respectively	6,563	5,838
Additional paid-in capital	9,570,485	1,244,273
Accumulated deficit	(7,196,682)	(1,481,973)

TOTAL STOCKHOLDERS’ EQUITY\(DEFICIT)	10,366,311	(231,862)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,636,467	$3,032,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$1,248,104	$786,104
Cost of revenue	(788,870)	(793,225)
Gross margin	459,234	(7,121)
Operating expenses:
General and administrative	6,627,939	135,516
Research and development	182,339	—
Total operating expenses	6,810,278	135,516
Loss from operations	(6,351,044)	(142,637)
Other income	465,055	—
Interest expense	(23,720)	(41,623)
Loss before taxes	(5,909,709)	(184,260)
Income tax expense (benefit)	(195,000)	—
Net loss	$(5,714,709)	$(184,260)
Loss per share:
Basic and diluted	$(1.27)	$(0.04)
Weighted average number of shares used in per share calculation, basic and diluted	4,492,919	4,476,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statement of Changes In Stockholders’ Equity\(Deficit)

(Unaudited)

	Membership	Members’	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders/ Members’
Three Months Ended March 31, 2018	Units	Deficit	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2017	17,500	$(1,101,259)	—	$—	—	$—	$—	$—	$(1,101,259)
Net loss	—	(184,260)	—	—	—	—	—	—	(184,260)
Balance March 31, 2018	17,500	$(1,285,519)	—	$—	—	$—	$—	$—	$(1,285,519)

			Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders Equity
Three Months Ended March 31, 2019			Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2018, as restated			—	—	5,838,149	5,838	1,244,273	(1,481,973)	(231,862)
CEO surrender of common shares in settlement of due from shareholder balance			—	—	(574,991)	(575)	(1,608,258)	—	(1,608,833)
Series A Preferred share issuance (Alliance MMA)			619,138	5,980,945	—	—	—	—	5,980,945
Issuance of common stock			—	—	1,283,124	1,283	5,883,078	—	5,884,361
Series A Preferred share issuance			7,500	75,000	—	—	—	—	75,000
Conversion of notes payable - related party into Series A Preferred share issuance			190,000	1,900,000	—	—	—	—	1,900,000
Exercise of warrants			—	—	9,891	10	61,013	—	61,023
Issuance of warrants in settlement of lease dispute			—	—	—	—	66,275	—	66,275
Shares issued in cashless exercise of warrants			—	—	3,732	4	(4)	—	—
Stock based compensation related to founders transfer of common shares to contractors			—	—	—	—	5,322,930	—	5,322,930
Stock based compensation related to employee and contractor equity awards			—	—	3,290	3	306,900	—	306,903
Stock and warrant dividend			—	—	—	—	(1,705,722)	—	(1,705,722)
Net loss			—	—	—	—	—	(5,714,709)	(5,714,709)
Balance—March 31, 2019			816,638	$7,955,945	6,563,195	$6,563	$9,570,485	$(7,196,682)	$10,336,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,714,709)	$(184,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	451	—
Stock-based compensation	5,629,833	—
Amortization of acquired intangibles	6,324	—
Gain on change in fair value of warrant assets	(55,000)	—
Gain on change in fair value of convertible notes receivable	(531,405)	—
Changes in operating assets and liabilities:
Accounts receivable	(248,338)	65,047
Prepaid expenses and other assets	(252,907)	—
Accounts payable and accrued liabilities	(1,083,263)	(44,131)
Contract liabilities	(4,792)	168,911
Net cash (used in) provided by operating activities of continuing operations	(2,253,806)	5,567
Net cash (used in) operating activities of discontinued operations	(311,891)	—
Net cash (used in) operating activities	(2,565,697)	5,567
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in reverse acquisition	5,441,437	—
Advances to due from shareholder	(199,549)	(587,053)
Advances on convertible notes receivable - Alliance MMA	(215,000)	—
Purchases of fixed assets	(28,383)	—
Net cash provided by (used in) investing activities	4,998,505	(587,053)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	120,000	591,600
Proceeds from preferred stock placement	75,000	—
Proceeds from exercise of warrants	61,023	—
Net cash provided by financing activities	256,023	591,600
NET INCREASE IN CASH	2,688,831	10,114
CASH - BEGINNING OF PERIOD	76,459	15,159
CASH - END OF PERIOD	$2,765,290	$25,273
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrant in settlement of vendor liability	$66,275	$—
Cashless exercise of warrant	$4	$—
Surrender of common shares in settlement of due from shareholder balance	$1,608,833	$—
Stock and warrant dividend	$1,705,722	$—
Warrants issued to company	$19,000	$—
Conversion of notes payable-related party into Series A Preferred Shares	$1,900,000	$—
Issuance of preferred and common stock in connection with acquisition of Alliance MMA, net of cash	$6,423,869	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Nature of Business

SCWorx, LLC (“SCW LLC”) was a privately held limited liability company which was organized in Florida on November 17, 2016. On December 31, 2017, SCW LLC acquired its wholly owned subsidiary, Primrose Solutions, LLC, (“Primrose”), a Delaware limited liability company focused on developing functionality within the SCWorx software. The majority shareholders of Primrose were shareholders of SCWorx LLC and based upon Staff Accounting Bulletin (“SAB”) Topic 5G, the technology acquired has been accounted for at predecessor cost of $0. To facilitate the planned acquisition by Alliance MMA, Inc, on June 27, 2018, SCWorx, LLC, merged with and into a newly formed SCWorx Acquisition Corp., a Delaware corporation, with SCWorx Acquisition Corp. being the surviving entity. Subsequently, on August 17, 2018, SCWorx Acquisition Corp. changed its name to SCWorx Corp. (the “Company” or “SCWorx”). On November 30, 2018 the Company and certain shareholders agreed to cancel 6,510 common shares and the Company issued 3,125 shares of common stock to new third-party investors for $1.25 million in cash. In addition, on February 1, 2019, SCWorx Corp. (f/k/a SCWorx Acquisition Corp.) changed its name to SCW FL Corp.

Business Combination and Related Transactions

In June 2018, SCWorx Acquisition Corp. entered into a Securities Purchase Agreement (“SPA”) with Alliance MMA, Inc. (“Alliance”), as amended December 18, 2018, under which the SCW LLC agreed to purchase up to $1.25 million in principal amount of Alliance’s convertible notes and warrants to purchase up to 1,128,356 [59,387 shares reflective of one for nineteen stock split] shares of Alliance common stock. The initial $750,000 tranche of the notes was convertible into shares of Alliance common stock at an initial conversion price of $0.3725 [$7.0775 post-split] and the related 503,356 [26,492 post-split] warrants have an exercise price of $0.3725 [$7.0775 post-split]. The conversion price on the $750,000 convertible note was reduced to $0.215 [$4.085 post-split] per share in January 2019. The remaining $500,000 tranche of the notes is convertible into shares of Alliance common stock at a conversion price of $0.20 [$3.80 post-split] and the related 625,000 [32,895 post-split] warrants have an exercise price of $0.30 [$5.70 post-split]. All of these notes (an aggregate of $1.25 million in principal amount) converted automatically into Alliance common stock upon the closing of the Company’s acquisition on February 1, 2019 and were distributed to certain of the Company’s common shareholders.

Pursuant to the SPA, between June 29, 2018 and October 16, 2018, Alliance sold the Company convertible notes in the aggregate principal amount of $750,000 and warrants to purchase 503,356 [26,492 post-split] shares of Alliance common stock, for an aggregate purchase price of $750,000. Each of the notes bears interest at 10% annually and have a one year term. The warrants have an exercise price of $0.3725, [$7.0775 post-split] a term of five years and were vested upon grant. As noted above, these notes automatically converted into Alliance common stock upon the closing of the Company’s acquisition on February 1, 2019.

On August 20, 2018, the Company and its stockholders entered into a Stock Exchange Agreement with Alliance, as amended December 18, 2018 (“SEA”). Under the SEA, the Company’s shareholders agreed to sell all of the issued and outstanding common stock of the Company, in exchange for which Alliance agreed to issue at the closing (i) 100,000,000 shares of Alliance common stock to the Company’s stockholders.

Pursuant to the SPA, between November 16, 2018 and December 31, 2018, the Company purchased additional Alliance convertible notes in the aggregate principal amount of $275,000 and warrants to purchase 356,250 [18,750 post-split] shares of Alliance common stock, for an aggregate purchase price of $275,000. Each of the Notes bears interest at 10% annually and matures one year form the issue date. These warrants have an exercise price of $0.30 [$5.70 post-split], a term of five years and were vested upon grant. This brings the total amount funded by the Company to $1,035,000 as of December 31, 2018. In January 2019, SCWorx purchased $215,000 of additional Alliance convertible notes under the aggregate $1,250,000 note purchase agreement. These notes automatically converted into Alliance common stock upon the closing of the Company’s acquisition on February 1, 2019. In January 2019, SCWorx purchased $215,000 of additional AMMA convertible notes under the aggregate $1,250,000 note purchase agreement.

In anticipation of the acquisition of the Company, Alliance filed an original listing application with the Nasdaq Capital Market to list the common stock of the combined company. On February 1, 2019, the Nasdaq approved the listing of Alliance’s common stock (on a combined basis with the Company), with the result being that the newly combined company’s common stock is now newly listed on the Nasdaq Capital Market.

On February 1, 2019, Alliance MMA completed the acquisition of SCWorx, changed its name to SCWorx Corp., changed its ticker symbol to “WORX”, and effected a one-for-nineteen reverse stock split of its common stock [bracketed amounts represent post-split adjusted shares or per share amounts], which combined the 100,000,000 Alliance shares of common stock issued to the Company’s shareholders into 5,263,158 shares of common stock of the newly combined company.

From a legal perspective, Alliance MMA acquired SCWorx FL Corp, and as a result, historical equity awards including stock options and warrants are carried forward at their historical basis.

From an accounting perspective, Alliance MMA was acquired by SCWorx FL Corp in a reverse merger and as a result, the Company has completed preliminary purchase accounting for the transaction.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Operations of the Business

SCWorx is a leading provider of data content and services related to the repair, normalization and interoperability of information for healthcare providers and big data analytics for the healthcare industry.

SCWorx has developed and markets health information technology solutions and associated services that improve healthcare processes and information flow within hospitals. SCWorx’s software platform enables healthcare providers to simplify, repair, and organize its data (“data normalization”), allows the data to be utilized across multiple internal software applications (“interoperability”) and provides the basis for sophisticated data analytics (“big data”). SCWorx’s solutions are designed to quickly and accurately improve the flow of information between the existing supply chain ERP systems (“EMR”), clinical systems, and patient billing functions. The software is designed to achieve multiple operational benefits such as supply chain cost reductions, decreased accounts receivables aging, accelerated and more accurate billing, contract optimization, increased supply chain management and cost visibility, synchronous Charge Description Master (“CDM”) and control of vendor rebates and contract administration fees.

SCWorx empowers healthcare providers to maintain comprehensive access and visibility to an advanced business intelligence that enables better decision-making and reductions in product costs and utilization, ultimately leading to accelerated and accurate patient billing. SCWorx’s software modules perform separate functions as follows:

•	Virtualized Item Master File repair, expansion and automation

•	Charge Description Master Management

•	Contract Management

•	Request for Proposal Automation

•	Rebate Management

•	Big Data Analytics Model

•	Data Integration and Warehousing

SCWorx continues to provide transformational data-driven solutions to some of the finest, most well-respected healthcare providers in the United States. Clients are geographically dispersed throughout the country. The Company’s focus is to assist healthcare providers with issues they have pertaining to data interoperability. SCWorx provides these solutions through a combination of direct sales and relationships with strategic partners.

SCWorx’s software solutions are delivered to clients within a fixed term period, typically a three-to-five-year contracted term, where such software is hosted in SCWorx data centers (Amazon Web Service’s “AWS” or RackSpace) and accessed by the client through a secure connection in a software as a service (“SaaS”) delivery method.

SCWorx currently sells its solutions and services in the United States to hospitals and health systems through its direct sales force and its distribution and reseller partnerships.

SCWorx, as part of the acquisition of Alliance MMA, operates an online event ticketing platform focused on serving regional MMA promotions.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Liquidity

The Company’s primary need for liquidity is to fund the working capital needs of the business and general corporate purposes. The Company has historically incurred losses and has relied on borrowings from members to fund the operations and growth of the business. As of March 31, 2019, the Company had cash of approximately $2,765,000, working capital of approximately $1,780,000, and an accumulated deficit of approximately $8,727,000.

During 2018, the Company began to gain traction with more hospitals and witnessed customer renewals of expiring agreements with existing customers. During the first quarter of 2019, the Company signed four contracts with new customers and plan to sign on average, a contract a month, with new customers during 2019. Management expects increases in revenue to provide sufficient cash flow to fund the operations for at least the one-year period following the release of these consolidated financial statements.

In 2018, the Company completed a common stock private place of $1.25 million. In the first quarter of 2019, the transactions related to the purchase of Alliance MMA resulted in an increase of cash of $5.4 million which along with increasing sales is expect to fund operations for at least the next 12 months; however, the Company will thereafter need to raise additional funding through strategic relationships, public or private equity or debt financings. If such funding is not available or not available on terms acceptable to the Company, the Company’s current plans for expansion may be curtailed.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of SCWorx Corp. (f/k/a Alliance MMA) and its wholly-owned subsidiaries, SCW FL Corp and Primrose Solutions, LLC. All significant intercompany balances and transactions are eliminated in consolidation.

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

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable, due from shareholder and convertible notes receivable. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing internal credit evaluations of its customers’ financial condition, obtains deposits and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company believes that any concentration of credit risk in its due from shareholder and convertible notes receivable was substantially mitigated by the shareholder’s material interest in the Company, ability to sell off portions of the interest, if necessary, and the closing of the acquisition of the SCWorx by Alliance and conversion of the notes payable to Series A Preferred share and the settlement of the due from stockholder balance with the surrender of 1,401 SCWorx common shares in January 2019.

For the quarter ended March 31, 2019, the Company had two customers representing 24% and 11% of aggregate revenues. For the quarter ended March 31, 2018, the Company had three customers representing 23%, 21% and 15% of aggregate revenues. At March 31, 2019, the Company had 3 customers representing 32%, 18% and 12% of aggregate accounts receivable. At December 31, 2018, the Company had 3 customer representing 39%, 21% and 13% of aggregate accounts receivable.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers' inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer's ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company's estimates. The Company deemed no allowance for doubtful accounts necessary as of March 31, 2019 and December 31, 2018.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in the lease right-of-use (“ROU”) assets, current portion and long-term portion of lease obligations on our consolidated balance sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments to be made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease, which are included in the lease ROU asset when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease components only, none with non-lease components, which are generally accounted for separately.

Business Combinations

The Company includes the results of operations of the business it acquired in its consolidated results as of the date of acquisition. The Company allocates the fair value of the purchase consideration of its acquisition to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired businesses and the Company. Intangible assets are amortized over their estimated useful lives. The fair value of contingent consideration (earn out) associated with acquisitions is remeasured each reporting period and adjusted accordingly. Acquisition and integration related costs are recognized separately from the business combination and are expensed as incurred. For additional information regarding the Company’s acquisitions, refer to “Note 4 Business Combination.”

Goodwill and Identified Intangible Assets

Goodwill . Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Goodwill also includes acquired assembled workforce, which does not qualify as an identifiable intangible asset. The Company reviews impairment of goodwill annually in the third quarter, or more frequently if events or circumstances indicate that the goodwill might be impaired. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

Identified intangible assets . Identified finite-lived intangible assets consist of ticket software and promoter relationships resulting from the 2019 business combination. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 7 years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

For further discussion of goodwill and identified intangible assets, see “Note 4 – Business Combination.”

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the related assets’ estimated useful lives. Equipment, furniture and fixtures are being amortized over a period of one to five years.

Expenditures that materially increase asset life are capitalized, while ordinary maintenance and repairs are expensed as incurred.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with Topic 606 to depict the transfer of promised goods or services in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of Topic 606 the Company performs the following steps:

•	Step 1: Identify the contract(s) with a customer
•	Step 2: Identify the performance obligations in the contract
•	Step 3: Determine the transaction price
•	Step 4: Allocate the transaction price to the performance obligations in the contract
•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company follows the accounting revenue guidance under Topic 606 to determine whether contracts contain more than one performance obligation. Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer.

The Company has identified the following performance obligations in its contracts with customers:

1)	Data Normalization: which includes data preparation, product and vendor mapping, product categorization, data enrichment and other data related services,

2)	Software-as-a-service (“SaaS”): which is generated from clients’ access of and usage of the Company’s hosted software solutions on a subscription basis for a specified contract term, which is usually annually. In SaaS arrangements, the client cannot take possession of the software during the term of the contract and generally has the right to access and use the software and receive any software upgrades published during the subscription period.

3)	Maintenance: which includes ongoing data cleansing and normalization, content enrichment, and optimization, and

4)	Professional Services: mainly related to specific customer projects to manage and/or analyze data and review for cost reduction opportunities.

A contract will typically include Data Normalization, SaaS and Maintenance, which are distinct performance obligations and are accounted for separately. The transaction price is allocated to each separate performance obligation on a relative stand-alone selling price basis. Significant judgement is required to determine the standalone selling price for each distinct performance obligation and is typically estimated based on observable transactions when these services are sold on a standalone basis. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when the performance obligation has been met. The Company considers control to have transferred upon delivery because the Company has a present right to payment at that time, the Company has transferred use of the good or service, and the customer is able to direct the use of, and obtain substantially all the remaining benefits from, the good or service provides.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s SaaS and Maintenance contracts typically have termination for convenience without penalty clauses and accordingly, are generally accounted for as month-to-month agreements. If it is determined that the Company has not satisfied a performance obligation, revenue recognition will be deferred until the performance obligation is deemed to be satisfied.

Revenue recognition for the Company’s performance obligations are as follows:

Data Normalization and Professional Services

The Company’s Data Normalization and Professional Services are typically fixed fee. When these services are not combined with SaaS or Maintenance revenues as a single unit of accounting, these revenues are recognized as the services are rendered and when contractual milestones are achieved and accepted by the customer.

Software-as-a-Service and Maintenance

Software-as-a-service and maintenance revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the Company’s service is made available to customers.

The Company does have some contracts that have payment terms that differ from the timing of revenue recognition which requires us to assess whether the transaction price for those contracts include a significant financing component. The Company has elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if it expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. The Company does not maintain contracts in which the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service exceeds the one-year threshold.

In periods prior to the adoption of ASC 606, the Company recognized revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and the collectability of the resulting receivable is reasonably assured. The adoption of Topic 606 did not result in a cumulative effect adjustment to our opening retained earnings since there was no significant impact upon adoption of Topic 606. There was also no material impact to revenues, or any other financial statement line items for the year ended December 31, 2018 as a result of applying ASC 606.

The Company has one revenue stream, from the SaaS business, and has not presented any varying factors that affect the nature, timing and uncertainty of revenues and cash flows.

There were no revenues that were recognized from performance obligations that were partially satisfied prior to January 1, 2018.

Costs to Obtain and Fulfill a Contract

Costs to fulfill a contract typically include costs related to satisfying performance obligations as well as general and administrative costs that are not explicitly chargeable to customer contracts. These expenses are recognized and expensed when incurred in accordance with ASC 340-40.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cost of Revenue

Cost of revenues primarily represents data center hosting costs, consulting services and maintenance of the Company’s large data array that were incurred in delivering professional services and maintenance of the Company’s large data array during the periods presented.

Contract Balances

Contract assets arise when the revenue associated prior to the Company’s unconditional right to receive a payment under a contract with a customer (i.e. unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. If any, contract assets are reported on the consolidated balance sheet. There are no contract assets as of March 31, 2019 and December 31, 2018.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $811,922 and $816,714 as of March 31, 2019 and December 31, 2018, respectively.

Research and Development Costs

The Company expenses all research and development related costs as incurred. Research and development cost for the quarters ended March 31, 2019 and 2018 was $182,339 and $0, respectively. These research and development cost relate to a new product expected to be released during 2019.

Advertising Costs

The Company expenses advertising costs as incurred. There were no advertising costs for the quarters ended March 31, 2019 and 2018.

Income Taxes

The Company converted to a corporation from a limited liability company during 2018.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For the quarter ended March 31, 2019, the Company has evaluated available evidence and concluded that the Company may not realize all the benefit of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (“the Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings. As of March 31, 2019, we completed the accounting for tax effects of the Tax Act under ASC 740. There were no impacts to the reporting period ended March 31, 2019.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The income tax benefit for the quarters ended March 31, 2019 and 2018 was $195,000 and $0 respectively, and are included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

Stock-based Compensation Expense

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

The authoritative guidance also requires that the Company measure and recognize stock-based compensation expense upon modification of the term of stock award. The stock-based compensation expense for such modification is accounted for as a repurchase of the original award and the issuance of a new award.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. The Company also grants performance based restricted stock awards to employees and consultants. These awards will vest if certain employee\consultant-specific or company-designated performance targets are achieved. If minimum performance thresholds are achieved, each award will convert into a designated number of WORX common stock. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the requisite service period. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the statements of operations and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period. See “Note 10 – Stockholders Equity” for additional detail.

Indemnification

The Company provides indemnification of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s software. In accordance with authoritative guidance for accounting for guarantees, the Company evaluates estimated losses for such indemnification. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against the Company and no liability has been recorded in the Company’s financial statements.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes, given the absence of any such payments in the Company’s history, and the estimated low probability of such payments in the future, that the estimated fair value of these indemnification agreements is immaterial. In addition, the Company has directors’ and officers’ liability insurance coverage that is intended to reduce its financial exposure and may enable the Company to recover any payments, should they occur.

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See “Note 9 – Commitments and Contingencies ,” for further information.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the accounting for the business combination, the recognition of revenue, collectability of accounts receivable, valuation of convertible notes receivable and related warrants, the assessment of recoverability of goodwill and intangible assets, the assessment of useful lives and the recoverability of property and equipment, the valuation and recognition of stock-based compensation expense, loss contingencies, and income taxes. Actual results could differ materially from those estimates.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is provided for lessees of capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. The Company adopted the provisions of ASU 2016-02 and ASU 2018-11 in the quarter beginning January 1, 2019. The adoption resulted in the recognition of a right of use asset of approximately $56,000 and lease liability of approximately $56,000, and additional disclosures.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). ASU 2018-17 provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

In February 2018, the FASB issued new guidance (ASU 2018-02) to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts & Jobs Act. We have adopted the new standard effective January 1, 2019, and the standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective in the first quarter of fiscal 2020, and earlier adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, “Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting,” which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company has adopted this new standard in the first quarter of fiscal 2019 and the adoption of the standard did not have a material impact on its consolidated financial statements.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Business Combinations

Preliminary purchase accounting

On February 1, 2019, the Company’s shareholders exchanged all of its outstanding shares in exchange of the Company for 5,263,158 shares of Alliance common stock. Due to the Company shareholders acquiring a controlling interest in Alliance after acquisition, the transaction was treated as a reverse merger for accounting purposes, with SCWorx being the reporting company on a prospective basis. In accordance with purchase accounting rules under ASC 805, the purchase consideration was $11,865,306.

The acquisition was accounted for under the acquisition method of accounting. The assets acquired, liabilities assumed and preliminary purchase allocation, which is based on estimates and valuations of management, is as follows:

	Estimated Useful Life (years)	Estimated Fair Value

Cash		$5,441,437
Goodwill		8,466,282
Identifiable intangible assets:
Ticketing software	5	64,000
Promoter relationships	7	176,000
Total identifiable intangible assets		240,000
Accounts payable		(1,901,624)
Current liabilities - discontinued operations		(380,789)
Aggregate purchase price		$11,865,306

The allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition date fair values are considered preliminary and may change within the permissible measurement period, not to exceed one year.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identified intangible assets consist of the following:

		March 31, 2019
Intangible assets	Useful Life	Gross Assets	Accumulated Amortization	Net
Ticketing software	5 years	$64,000	$(2,133)	$61,867
Promoter relationships	7 years	176,000	(4,191)	171,809
Total intangible assets, gross		$240,000	$(6,324)	$233,676

Amortization expense for the quarter ended March 31, 2019 and 2018, was $6,324 and $0, respectively.

As of March 31, 2019, the estimated future amortization expense of amortizable intangible assets is as follows:

2019 (remaining 9 months)	$28,457
2020	37,943
2021	37,943
2022	37,943
2023	37,943
Thereafter	53,447
$233,676

Goodwill

The changes to the carrying value of goodwill from January 1, 2019 through March 31, 2019 are reflected below:

December 31, 2018	$—
Goodwill related to the acquisition of Alliance MMA	8,446,282
March 31, 2019	$8,446,282

Note 5. Related Party Transactions

Due from Shareholder

The Company’s founder and majority stockholder had provided cash advances on an unsecured and non-interest-bearing basis, during the first few years of operation. Beginning in 2016, the founder began receiving distributions from the Company. The amounts owed to and due from the shareholder have been netted in the accompanying consolidated balance sheets. In January 2019, this shareholder surrendered 1,401 common shares to the Company as settlement of the balance due. As of March 31, 2019, and December 31, 2018, the net balance due from the founder was $0 and $1.4 million, respectively. The balance did not carry a maturity date and there were no repayment terms.

Due to Shareholder

In October 2016, the Company entered into an unsecured loan agreement with a minority shareholder for up to $1 million of borrowings for operating expenses. In November 2016 and January 2018, the Company entered into additional loan agreements to provide up to an additional $2 million of borrowings for which the Company has guaranteed payment from its subsidiary. The interest rate for the notes is 10% per annum and notes mature in January 2021. One of the notes bore interest at 10% for the first 90 days and was then adjusted to 18% per annum.

As previously mentioned, on August 20, 2018, the Company entered into a Stock Exchange Agreement with Alliance MMA, as amended December 18, 2018 in connection therewith this minority shareholder agreed to accept Series A Preferred Stock Units having a face value equal to the total amount owed to him ($2.1 million) in full satisfaction of such indebtedness (including principal and accrued interest).

As of March 31, 2019, and December 31, 2018, the due to shareholder totaled $192,446 and $1,591,491 respectively.

The Company incurred interest expense of $23,720 and $41,623 for the quarter ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and 2018, the amount accrued was $0 and $41,623, respectively.

In addition, this shareholder also provided office space to the Company at no cost.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Convertible Notes Receivable

On June 28, 2018, SCWorx Acquisition Corp. entered into a SPA with Alliance MMA, under which SCW LLC agreed to buy up to $1.0 million in principal amount of convertible notes and warrants to purchase up to 671,142 [35,323] shares of common stock. The notes were originally convertible into shares of common stock at a conversion price of $0.3725 [$7.0775] and bore interest at 10% annually. The warrants were originally exercisable for shares of common stock at an exercise price of $0.3725 [$7.0775].

Under the SPA, SCWorx Acquisition Corp. agreed to fund (i) $500,000 at the initial closing, (ii) a second tranche of $250,000 upon the signing of a business combination agreement with the Company and (iii) a third tranche of $250,000 upon mutual agreement of Alliance MMA and SCWorx.

On December 18, 2018, SCWorx agreed to increase the total amount of principal from $1.0 million to $1.25 million and to reduce the conversion price of the final $500,000 installment of the aggregate $1,250,000 note purchase to $0.20 [$3.80] per share. The warrant exercise price for the related warrants to purchase 625,000 [32,895,] shares was reduced to $0.30 [$5.70] per share.

Pursuant to the SPA, during 2018, SCWorx purchased convertible notes from Alliance MMA in the principal amount of $1,035,000 and warrants to purchase an aggregate of 859,606 [45,242] shares of common stock, for an aggregate purchase price of $1,035,000. The note for $750,000 bears interest at 10% annually and matures on July 31, 2019. This note was amended in January 2019 to reduce the conversion price to $0.215 [$4.09] per share. The related warrant to acquire 503,356 [26,492] common shares has an exercise price of $0.3725 [$7.0775], a term of five years and was vested upon grant. The note for $275,000 has a conversion price of $0.20 [$3.80], bears interest at 10% annually and matures on June 22, 2019. The warrant to acquire 356,250 [18,750] common shares has an exercise price of $0.30 [$5.70], a term of five years and was vested upon grant.

During the first quarter of 2019 SCWorx purchased additional convertible notes from Alliance MMA in the principal amount of $215,000 and warrants to purchase an aggregate of 268,750 [14,145] shares of common stock, for an aggregate purchase price of $215,000. The note for $215,000 has a conversion price of $0.20 [$3.80], bears interest at 10% annually and matures on June 22, 2019. The warrant to acquire 268,750 [14,145] common shares has an exercise price of $0.30 [$5.70], a term of five years and was vested upon grant.

The Alliance acquisition closed on February 1, 2019 and the principal, commitment costs and accrued interest related to the purchased Alliance convertible notes automatically converted into 6,883,319 [362,280] shares of Alliance common stock. In January 2019, the SCWorx board of directors declared a dividend of the 6,883,319 [362,280] shares when converted of Alliance common stock to the SCWorx shareholders, two of whom waived their rights to the dividend, resulting in the shares being distributed to shareholders who participated in the 2018 stock offering of $1.25 million.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Fair value of financial instruments

FASB ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a framework for measuring the fair value of assets and liabilities according to a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that are derived from assumptions based on management’s estimate of assumptions that market participants would use in pricing the asset or liability based on the best information available under the circumstances.

The hierarchy is broken down into the following three levels, based on the reliability of inputs:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs for assets or liabilities that are derived from assumptions based on management’s estimate of assumptions that market participants would use in pricing the assets or liabilities.

Fair value is determined on a recurring basis based on appraisals by qualified licensed appraisers and is adjusted for management’s estimates of costs to sell and holding period discounts.

The following table presents information as of December 31, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a recurring basis:

Financial Instrument	Fair Value	Valuation technique	Significant Unobservable inputs
Convertible notes receivable	$837,817	Monte Carlo Simulation	Probability of conversion and interest rates on comparable financial instruments
Investment in warrants	$67,000	Black-Scholes Option Pricing Model	Common stock volatility and discount

The fair value of the convertible notes receivable (and related discount) at the date of issuance was determined using the Monte Carlo simulation, probability of conversion and comparable interest rates. The Company did not have any of these financial instruments at March 31, 2019.

The assumptions used to measure the fair value of the convertible notes receivable as of original issuance date and as of December 31, 2018 were as follows:

	Issuance Dates	December 31, 2018
Risk-Free Interest Rate	2.41%-2.47%	2.41%
Probability of conversion into equity	50%-90%	90%
Expected Volatility	91.95%	91.95%
Term	.09-.59 years	.09 year

The Company held a warrant to purchase common shares of Alliance MMA.  The fair value of the warrant asset (and related discount) at the date of issuance was determined using the Black-Scholes option pricing model. The Black-Scholes model uses a combination of observable inputs (Level 2) and unobservable inputs (Level 3) in calculating fair value.

The assumptions used to measure the fair value of the warrants as of original issuance date and as of December 31, 2018 were as follows:

	Issuance Date	December 31, 2018
Risk-Free Interest Rate	2.47%	2.41%
Expected Dividend Yield	0%	0%
Expected Volatility	91.95%	91.95%
Term	5 years	5 years
Fair Market Value of Common Stock	$0.3275	$0.16

The balances and levels of the assets measured at fair value on a recurring basis at December 31, 2018 are presented in the following table:

	Quoted
	prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(level 1)	(level 2)	(level 3)

Financial assets:

Convertible notes receivable	$-	$-	$837,317

Investment in warrants	-	-	67,000

Total	$-	$-	$904,317

A summary of the changes in the Company’s convertible notes receivable at fair value using significant observable inputs (Level 3) as of and for the quarter ended March 31, 2019 is as follows:

2019
Convertible notes receivable, December 31, 2018	$837,317
Notes issued (face value $215,000), at fair value	196,000
Increase in fair value	531,405
Conversion of notes into common stock	(1,564,722)
Investment in notes receivable, March 31, 2019	$-

A summary of the changes in the Company’s investment in warrants measured at fair value using significant observable inputs (Level 3) as of and for the quarter ended March 31, 2019 is as follows:

2019
Investment in warrants, December 31, 2018	$67,000
Warrants issued to the Company	19,000
Increase in fair value	55,000
Conversion of warrants into common stock	(141,000)
Investment in warrants, March 31, 2019	$-

The values of the investment in warrants at issuance and as of March 31, 2019 were $152,000 and $0, respectively,  with a gain from the change in fair value of $55,000 for the quarter ended March 31, 2019 and is disclosed in the accompanying consolidated statement of operations.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Leases

Operating Leases

Under Topic 842, a contract is a lease, or contains a lease, if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of an identified asset for a period of time, an entity shall assess whether, throughout the period of use, the entity has both of the following: (a) the right to obtain substantially all of the economic benefits from use of the identified asset; and (b) the right to direct the use of the identified asset.

The Company leases office facilities under operating leases. Our principle executive office in New York City is under a month to month arrangement. The Company’s office lease has a remaining lease of less than one year. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As a practical expedient, the Company elected, for all office and facility leases, not to separate nonlease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. The Company uses its incremental borrowing rate for purposes of discounting lease payments.

Rent expense for the quarters ended March 31, 2019 and 2018 was approximately $3,877 and $9,650 respectively.

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. The Company recorded operating lease assets (right-of-use assets) of approximately $53,000 and operating lease liabilities of approximately $53,000. There was no impact to accumulated deficit upon adoption of Topic 842.

We have operating leases for corporate, business and technician offices.  Leases with an initial term of 12 months or less, including month-to-month agreements, are not recorded on the consolidated balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). Our leases have remaining lease terms of one to 15 months, none of which include options to extend the leases without a new arrangement.

As of March 31, 2019, assets recorded under operating leases were approximately $43,000.  Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The following table presents supplemental consolidated balance sheet information related to our operating leases:

As of March 31, 2019
Right-of-use Assets	$42,655
Short-term operating lease liabilities	$42,655

For the three months ended March 31, 2019, the components of lease expense were as follows:

Three Months Ended March 31, 2019
Operating lease cost	$10,016
Interest expense	1,234

Total lease cost	$11,250

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other information related to leases was as follows:

Three Months Ended March 31, 2019
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$11,250

Weighted Average Remaining Lease term (months) – Operating Lease	12

Weighted Average Discount Rate – Operating Lease	10%

The maturity analysis of the Company’s annual undiscounted cash flows of operating lease liabilities as of March 31, 2019 are as follows:

Operating Lease
Year Ending:
2019 (excluding the quarter ended March 31, 2019)	$33,750
2020	11,250
Total minimum lease payments	45,000
Lease amount representing interest	(2,345)
Total lease liabilities	$42,655

There were no commitments for non-cancelable operating leases as of December 31, 2018.

As of March 31, 2019, we have no additional operating leases, than that noted above, and no financing leases.

Note 9. Commitments and Contingencies

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

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 29, 2019, Network 1 Financial Securities Inc. (“Network One”) served a complaint against Alliance MMA.   Network One alleges that Alliance breached its obligation under its agreements with Alliance to indemnify  Network One for certain costs it incurred in connection with the defense and settlement of the class action litigation previously instituted against Alliance and Network One.  This class action litigation has since been resolved, as previously disclosed.  Network One has demanded approximately $135,000 in payment of alleged damages.  The Company does not believe that it owes the amount demanded and intends to vigorously defend against these claims.

On December 19, 2018, the Company’s former CEO, Robert L. Mazzeo, who resigned on May 25, 2018, served a complaint against Alliance MMA in the United States District Court for the Southern District of NY. Mazzeo alleges that he (i) was fraudulently induced to become the CEO of the Company and (ii) entered into an employment contract with the Company and that the Company breached said alleged contract. Mazzeo seeks damages in “excess of $500,000.” The Company believes that the lawsuit is frivolous and violative of Rule 11 of the Federal Rules of Civil Procedure. The Company filed an answer to the complaint on February 5, 2019, and in addition to mounting a vigorous defense, filed counter claims alleging breach of fiduciary duty. The Company does not believe that it owes the amount demanded and intends to vigorously defend against these claims.

In August 2018, SCWorx settled a dispute with a former employee for $260,000, of which approximately $132,000 was paid in 2018 and the balance of $128,000 was accrued at December 31, 2018. The remaining balance was paid in January 2019. The employee had sued the Company in Massachusetts Superior Court for compensation under an employment agreement.

Other

As part of the stock offering completed in January 2018, Alliance issued warrants with a provision requiring Alliance to pay the warrant holder the Black - Scholes value of the warrant upon a fundamental transaction as defined in the SPA. On August 20, 2018, Alliance entered into a Stock Exchange Agreement with SCWorx which upon the closing in February 2019, qualified as a fundamental transaction. The holders of the warrants had thirty days to notify SCWorx of the exercise of their rights under this provision, and two holders did so in the allotted time. The Company has negotiated settlements with the warrant holders aggregating $175,000 which has been accrued at March 31, 2019.

Note 10. Stockholders’ Equity

THE DECEMBER 31, 2018 common share and additional paid-in capital amounts have been restated to reflect the share exchange in connection with the Acquisition and a subsequent one-for-nineteen reverse stock split.

Transfer of Common Shares to Consultants

On or about February 1, 2019, the Company’s Founder and CEO as well as the President, transferred an aggregate of approximately 1,379,000 and 144,000 common shares, respectively to certain consultants of the Company, of which approximately 983,000 and 144,000 common shares were sold to consultants in exchange for promissory notes.  The Company accounted for these share transfers as stock-based compensation expense based upon the black-scholes model as if these were stock option grants made by the Company.  The Company used the following inputs in the black-scholes option pricing model, expected life of 5 years, risk-free interest rate of 2.51%, volatility 92% and dividend yield of 0%.  As a result, the Company recognized approximately $3.6 million of stock-based compensation expense related to these share transfers.  Additionally, approximately 396,000 shares on common stock were transferred by the Founder and CEO to contractors for no consideration.  The Company accounted for these share transfers as stock based compensation based upon the underlying common share price of $0.23 as of the date of transfer.  The Company recognized $1.7 million of stock-based compensation expense related to these transfers.

Stock Option Plan

In connection with the acquisition, the Company adopted the Alliance MMA 2016 Stock Option Plan as Amended. The Alliance MMA 2016 Equity Incentive Plan allows the Company to grant shares of the Company’s common stock to the Company’s directors, officers, employees and consultants. On January 30, 2019, the Alliance MMA shareholders approved the amendment of the Alliance MMA 2016 Stock Option Plan to increase the number of shares of common stock available for issuance thereunder to 3,000,000 shares of common stock, on a post-split basis.

On February 13, 2019, the Board of Directors of the Company granted an aggregate of 425,000 restricted stock units (“RSUs”) under the Amended Alliance MMA 2016 Stock Option Plan, of which an aggregate 325,000 were granted to management and vest quarterly over the next three years, and 100,000 were issued to a consultant and vest quarterly over one year. Upon the effectiveness under the Securities Act of 1933 of an S-8 Registration Statement with respect to the shares covered by the Plan, these RSUs vest in twelve equal quarterly installments, commencing on the grant date of February 13, 2019 and had a grant date fair value of $2.7 million. The Company also granted an additional 525,000 RSUs which are subject to performance vesting, of which an aggregate of 225,000 were issued to our management and 300,000 were issued to a consultant. Additionally, the board of directors awarded stock options under the plan to each of the four independent board members to acquire an aggregate of 53,572 shares of the Company’s common stock and to an employee to acquire 25,000 shares. The stock options have a term of five years, an exercise price of $6.49 per share, vest quarterly over four quarters beginning on the grant date of February 13, 2019 and had a grant date fair value of $431,000. The Company determined the fair value of the stock options using the Black-Scholes model with the following inputs, expected life 10 years, risk-free interest rate 0.25%, dividend yield 0%, expected volatility 90%.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of March 31, 2019 are:

Reflective of one-for-nineteen reverse stock split

	Warrant Grants		Stock Option Grants
	Number of Shares Subject to Warrants	Weighted-Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted-Average Exercise Price Per Share
Balance at December 31, 2018	236,825	$27.84	135,023	$7.70
Granted	34,395	-	53,572	5.49
Exercised	(61,023)	5.51	-	-
Cancelled/Forfeited	-	-	-	-
Balance at March 31, 2019	210,197	$2.33	188,595	$2.22
Exercisable at March 31, 2019	210,197	$2.33	188,595	$2.22

As of March 31, 2019 and December 31, 2018, the total unrecognized expense for unvested stock options and restricted stock awards, net of actual forfeitures, was approximately $3.8 million and $0 respectively, to be recognized over a three year period for restricted stock awards and one year for option grants.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based compensation expense for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Stock-based compensation expense	$5,629,833	$-

Stock-based compensation expense categorized by the equity components for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Stock option awards	$49,018	$-
Warrants	-	-
Common stock	257,885	-
Transfer of common stock by founders to contractors	5,322,930	-
	$5,629,833	$-

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11. Net Loss per Share

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

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Stock options	188,595	-
Warrants	196,052	-
Total common stock equivalents	384,647	-

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

Corporate Information

SCWorx, LLC (n/k/a SCW FL Corp.) (the “Company” or SCWorx”) was a privately held limited liability company which was organized in Florida on November 17, 2016. On December 31, 2017, SCWorx acquired its wholly owned subsidiary, Primrose Solutions, LLC, (“Primrose”), a Delaware limited liability company focused on developing functionality within SCWorx software. To facilitate the planned acquisition by Alliance MMA, Inc, on June 27, 2018, SCWorx, LLC, merged with and into a newly formed SCWorx Acquisition Corp., a Delaware corporation, with SCWorx Acquisition Corp. being the surviving entity. Subsequently, on August 17, 2018, SCWorx Acquisition Corp. changed its name to SCWorx Corp. On February 1, 2019, SCWorx Corp. (f/k/a SCWorx Acquisition Corp.) changed its name to SCW FL Corp. Alliance MMA was incorporated in Delaware on February 15, 2015 under the name “Alliance MMA, Inc.”

On February 1, 2019, Alliance acquired SCWorx Corp. (n/k/a SCW FL Corp.) in a stock for stock exchange transaction and changed its name to SCWorx Corp. As a result of the acquisition, there was a change of control of Alliance.  Consequently, the acquisition is being treated as a reverse acquisition, under which SCWorx is treated as the acquirer for accounting purposes, as a result of which, the historical financial statements presented herein are those of SCW FL Corp. Effective February 4, 2019, the Company changed the trading symbol for its common stock listed on the Nasdaq Capital Market to “WORX.”

Our principal executive offices are located at 590 Madison Avenue, 21st Floor, New York, New York, 10022. Our telephone number is (212) 739-7825.

In this Quarterly Report, the terms “SCWorx,” the “Company,” “we,” “us” and “our” refer to SCWorx Corp., a Delaware corporation, unless the context requires otherwise.  Unless specified otherwise, the historical financial results in this Annual Report are those of the Company and its subsidiaries on a consolidated basis.

Our Business

SCWorx is a leading provider of data content and services related to the repair, normalization and interoperability of information for healthcare providers and big data analytics for the healthcare industry.

SCWorx has developed and markets health information technology solutions and associated services that improve healthcare processes and information flow within hospitals. SCWorx’s software platform enables healthcare providers to simplify, repair, and organize its data (“data normalization”), allows the data to be utilized across multiple internal software applications (“interoperability”) and provides the basis for sophisticated data analytics (“big data”). SCWorx’s solutions are designed to quickly and accurately improve the flow of information between the existing supply chain ERP systems (“EMR”), clinical systems, and patient billing functions. The software is designed to achieve multiple operational benefits such as supply chain cost reductions, decreased accounts receivables aging, accelerated and more accurate billing, contract optimization, increased supply chain management and cost visibility, synchronous Charge Description Master (“CDM”) and control of vendor rebates and contract administration fees.

SCWorx empowers healthcare providers to maintain comprehensive access and visibility to an advanced business intelligence that enables better decision-making and reductions in product costs and utilization, ultimately leading to accelerated and accurate patient billing. SCWorx’s software modules perform separate functions as follows:

•	Virtualized Item Master File repair, expansion and automation

•	Charge Description Master Management

•	Contract Management

•	Request for Proposal Automation

•	Rebate Management

•	Big Data Analytics Model

•	Data Integration and Warehousing

SCWorx continues to provide transformational data-driven solutions to some of the finest, most well-respected healthcare providers in the United States. Clients are geographically dispersed throughout the country. The Company’s focus is to assist healthcare providers with issues they have pertaining to data interoperability. SCWorx provides these solutions through a combination of direct sales and relationships with strategic partners.

SCWorx’s software solutions are delivered to clients within a fixed term period, typically a three-to-five-year contracted term, where such software is hosted in SCWorx data centers (Amazon Web Service’s “AWS” or RackSpace) and accessed by the client through a secure connection in a software as a service (“SaaS”) delivery method.

SCWorx currently sells its solutions and services in the United States to hospitals and health systems through its direct sales force and its distribution and reseller partnerships.

SCWorx, as part of the acquisition of Alliance, operates an online event ticketing platform focused on serving regional Mixed Martial Arts (“MMA”) promotions. Due to the relative size of the ticketing business and how information is reported to our chief operating decision maker (CODM), we will include the ticketing business as part of our SaaS business reporting unit.

SaaS Business

The Company’s SaaS business focusses on streamlining the three core healthcare provider systems; Supply Chain, Financial and Clinical (EMR) enabling providers’ enterprise systems to work as one automated and seamless business management system. SCWorx offers an advanced software solution for the management of health care providers’ foundational business applications, empowering its customers to significantly reduce costs, drive better clinical outcomes and enhance their revenue. SCWorx supports the interrelationship between the three core healthcare provider systems: Supply Chain, Financial and Clinical. This solution moves data from one application to another to drive supply cost reductions, optimize contracts, increase supply chain management (SCM) cost visibility and control rebates and contract administration fees.

Business Combination and Related Transactions

On February 1, 2019 (“Closing Date”), Alliance completed the legal acquisition of SCW FL Corp (f/k/a SCWorx Corp.) in a stock for stock exchange transaction pursuant to the share exchange agreement, dated as of August 20, 2018, as amended by Amendment No. 1 thereto (the “Share Exchange Agreement” or “SEA”). Pursuant to the SEA, Alliance MMA acquired from the existing stockholders of SCWorx Corp. all the issued and outstanding shares of common stock of SCWorx Corp. (the “Acquisition”) in exchange for the SCWorx shareholders obtaining a controlling interest in Alliance. In connection with the Acquisition, Alliance effected a one-for-nineteen reverse stock split of its common stock and changed its name to SCWorx Corp. References to SCWorx herein refer to the company acquired by Alliance.

In connection with the Acquisition, Alliance MMA:

issued approximately 5,263,158 post-split adjusted shares of the Company’s common stock, each of which had a value of approximately $4.40 per share, based on the last sale price of Alliance’s common stock on the Closing Date

After giving effect to the Alliance common stock issued in connection with the Acquisition (but before exercise of outstanding rights to acquire common stock), Alliance had approximately 6,546,216 shares of common stock outstanding on a post-split adjusted basis.

In connection with the closing of the Acquisition on February 1, 2019 and as a result of the issuance of the 5,263,158 (post-split adjusted) shares of the Alliance’s common stock, there was a change of control of Alliance. Upon completion of the Acquisition, Marc S. Schessel, the majority stockholder of SCWorx, beneficially owned approximately 1,032,603 post-split adjusted shares of the Company’s common stock (15.8% of the issued and outstanding shares, not including shares which were issuable to Mr. Schessel under the SEA, the right to which was transferred by him and over which Mr. Schessel has neither voting nor investment control). Mr. Schessel was the controlling shareholder of SCWorx Corp. immediately prior to the Acquisition.

The SEA provided that SCWorx would have the right to designate the officers and directors of Alliance upon completion of the Acquisition. As a result, effective as of the Closing Date, Messrs. Tracy, Gamberale and Watson resigned as directors of Alliance and John Price resigned the office of President but remained as Chief Financial Officer of SCWorx post-closing. Chuck Miller remained as a director of Alliance.

Immediately prior to their resignation as directors, the board of directors appointed the following individuals, designated by SCWorx Corp. pursuant to the SEA, to serve as directors and officers of the Company post-closing:

•	Ira Eliot Ritter, Director

•	Francis Knuettel II, Director

•	Robert Christie, Director

•	Marc S. Schessel, Chief Executive Officer and Director

•	John Price, Chief Financial Officer, Treasurer and Secretary

Results of Operations - SCWorx – three months ended March 31, 2019

Revenues

Our revenue is substantially derived from our SaaS based business.

Revenue for the three months ended March 31, 2019 was $1.2 million, compared to revenue for the three months ended March 31, 2018 of $786,000. The increase in revenue is primarily related to the addition of four new customers in 2019.

Expenses

Cost of revenues

Cost of revenues decreased $4,000 to $789,000 for the three months ended March 31, 2019 compared to $793,000 for the same period in 2018. The decrease is related to a minor reduction in consulting costs to maintain our large data array.

General and administrative

General and administrative expenses increased $6,492,000 to $6,628,000 for the three months ended March 31, 2019 compared to $136,000 for the same period in 2018. Salary and wages increased $247,000 as we increased executive head count in February 2019 with the acquisition of Alliance MMA and added an additional 3 employees. Stock based compensation expense increased $307,000 related to employee and non-employee equity awards and $5,323,000 related to the transfer of common shares from our founder and significant shareholder to non-employee contractors, $175,000 related to the settlement of certain warrant holders, IT supplies increased $18,000 and fees increased $11,000. Amortization increased $6,000 related to acquired assets. Insurance increased $18,000 as the Company adjusted for additional coverage for 2019.

We do not expect to incur further stock-based compensation expense related to stock transfers by our founder or significant shareholder. However, we do expect stock-based compensation expense related to employee and non-employ equity awards to increase.

Professional and consulting expenses increased approximately $334,000 to $334,000 for the three months ended March 31, 2019 compared to $0 in the same period of 2018. The increase in this expense was due primarily to an increase of $254,000 in accounting fees in relation to the transaction between Alliance MMA and SCWorx, $11,000 increase in investor relations, an increase of $59,000 in legal expense in relation to the transaction between Alliance MMA and SCWorx and $10,000 increase in SEC fees. We expect to continue to incur significant additional accounting fees related to the transaction between Alliance MMA and SCWorx.

Research and Development

Research and development expense increased approximately $182,000 to $182,000 for the three months ended March 31, 2019 compared to $0 in the same period of 2018. The increase is related to product development costs for product extensions related to our existing large data array technology.

Liquidity and Capital Resources

Our operations have historically generated negative cash flows, Consequently, our primary source of cash has been from the issuance of notes and collections on customer trade receivables.

	Three Months Ended March 31,
	2019	2018
Consolidated Statements of Cash Flows Data:
Net cash (used in) operating activities	$(2,565,697)	$(5,567)
Net cash (used in) provided by investing activities	4,998,505	(587,053)
Net cash provided by financing activities	256,023	591,600
Net increase in cash	$2,688,831	$10,114

Operating Activities

Cash used in operating activities was $2.6 million for the three months ended March 31, 2019, mainly related to the net loss of $5.7 million, an increase of $248,000 in accounts receivable, related to additional revenue from new customers, an increase in prepaid assets of $253,000 and a decrease in accounts payable and accrued liabilities of $1.1 million related to payments made on payable balances mainly from the acquisition of Alliance MMA offset by non-cash stock based compensation of $5.6 million related to the transfer of common shares from our founders and CEO and President to non-employee contractors, and equity awards to our management team and board of directors, and fair value gains on warrants and convertible note assets.

Cash used in operating activities was $6,000 for the three months ended March 31, 2018, mainly related to the net loss of $184,000, offset by an decrease in accounts receivable of $65,000, and decrease of $44,000 in accounts payable, and increase of $169,000 of contract liabilities.

Investing Activities

Cash provided by investing activities was $5.0 million for the three months ended March 31, 2019, related to $5.4 million cash acquired as part of the purchase of Alliance, offset by funding of advances due to founder\shareholder of $200,000 in January 2019 and advances on convertible notes receivable with AMMA of $215,000.

Cash used in investing activities was $587,000 for the three months ended March 31, 2018, due to advances on a loan with a shareholder.

Financing Activities

Cash provided by financing activities was $256,000 for the three months ended March 31, 2019, primarily related to proceeds from our notes payable with a related party of $120,000, sale of Series A Preferred totaling $75,000 and cash from common stock warrants exercises of $61,000.

Cash provided by financing activities was $592,000 for the three months ended March 31, 2018 related to proceeds from our note with a significant shareholder\then officer of $592,000.

We do not expect any further advances from the significant shareholder\former officer.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Refer to “ Note 3- Recent Accounting Pronouncements” of the notes to unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Office and Chief Financial Officer concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of March 31, 2019, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Controls over Financial Reporting

Our management has identified material weaknesses in our internal controls related to deficiencies in the design of internal controls, effectiveness of financial reporting, disclosure controls and segregation of duties. Management is planning to meet with the Audit Committee to discuss remediation efforts, which are expected to be remediated in the fourth quarter of 2019, until such time as management is able to conclude that its remediation efforts are operating and effective.

Notwithstanding the foregoing, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2019, other than described above, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 29, 2019, Network 1 Financial Securities Inc. (“Network One”) served a complaint against Alliance MMA.   Network One alleges that Alliance breached its obligation under its agreements with Alliance to indemnify  Network One for certain costs it incurred in connection with the defense and settlement of the class action litigation previously instituted against Alliance and Network One.  This class action litigation has since been resolved, as previously disclosed.  Network One has demanded approximately $135,000 in payment of alleged damages.  The Company does not believe that it owes the amount demanded and intends to vigorously defend against these claims. The Company does not believe it owes the amount demanded and intends to vigorously defend against these claims.

On December 19, 2018, the Company’s former CEO, Robert L. Mazzeo, who resigned on May 25, 2018, served a complaint against Alliance MMA in the United States District Court for the Southern District of NY. Mazzeo alleges that he (i) was fraudulently induced to become the CEO of the Company and (ii) entered into an employment contract with the Company and that the Company breached said alleged contract. Mazzeo seeks damages in “excess of $500,000.” The Company believes that the lawsuit is frivolous and violative of Rule 11 of the Federal Rules of Civil Procedure. The Company filed an answer to the complaint on February 5, 2019, and in addition to mounting a vigorous defense, filed counter claims alleging breach of fiduciary duty. The Company does not believe it owes the amount demanded and intends to vigorously defend against these claims.

In August 2018, SCWorx settled a dispute with a former employee for $260,000, which was accrued for in 2018 of which approximately $132,000 was paid in 2018. The remaining balance was paid in January 2019. The employee had sued the Company in Massachusetts Superior Court for compensation under an employment agreement.

Item 1A. Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2018, Alliance MMA issued 200,000 shares of common stock and warrants to purchase 50,000 shares to a note holder in consideration of his agreement to extend the note until December 31, 2018 and convert all interest related to the Note into shares of company common stock. The warrants have an exercise price of $.29 per share.

On October 19, 2018, Alliance MMA issued 794,483 shares of common stock in consideration of (i) a “most favored nation” clause contained in a subscription agreement and (ii) the termination of said agreement.

On February 1, 2019, Alliance issued an aggregate of 362,280 post-split adjusted shares of common stock to SCWorx FL Corp. in connection with the conversion of the aggregate $1.25 million convertible notes (and related accrued but unpaid interest and commitment fees), which converted automatically by their terms upon completion of the acquisition transaction. Of the $1.25 million, $750,000 was converted at $0.215 [$4.085 post-split] per share and $500,000 as converted at $0.20 per share [$3.80 post-split].

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

Item 5. Other Information

Alliance previously incorrectly reported in its Current Reports on Form 8-K and 8-K/A filed February 20, 2019 that the vesting of an aggregate 425,000 RSUs granted to members of management and a consultant would commence beginning on August 15, 2019. The actual vesting of RSUs granted to management is as follows: upon the effectiveness under the Securities Act of 1933 of an S-8 Registration Statement with respect to the shares covered by the Plan,  the time-based  vesting of these RSU commences on the grant date of February 13, 2019. Consequently, if an S-8 registration statement regarding the Plan went effective on June 30, 2019 one quarter of vesting would occur upon the filing of said registration statement (initial quarter of vesting would occur May 13, 2019, the three month anniversary of the grant date).

Item 6. Exhibits.

EXHIBIT INDEX

Pursuant to the rules and regulations of the SEC, the Company has filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended February 1, 2019 (Incorporated by reference to exhibit 3.1 to the Company’s Annual Report on form 10-K filed April 1, 2019)

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

10.1	Second Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on January 17, 2019)

10.3	Warrant dated December 18, 2018 issued to SCWorx related to $275,000 convertible note (Incorporated by reference to exhibit 10.3 to the Company’s current report filed December 19, 2018)

10.4	Share Exchange Agreement with SCWorx Corp dated August 20, 2018, as amended December 18, 2018 (Incorporated by reference to exhibit 10.4 to the Company’s current report filed December 19, 2018)

10.5	Securities Purchase Agreement for up to $9 million Preferred Stock Units, executed by the registrant December 18, 2018 (Incorporated by reference to exhibit 10.5 to the Company’s current report filed December 19, 2018)

10.6	Certificate of Designations of Series A Convertible Preferred Stock (Incorporated by reference to exhibit 10.6 to the Company’s current report filed December 19, 2018)

10.7	Form of Warrant related to Series A Convertible Preferred Stock (Incorporated by reference to exhibit 10.7 to the Company’s current report filed December 19, 2018)

10.20	Executive Employment Agreement between the Company and John Price, effective February 1, 2019 (Incorporated by reference to exhibit 10.20 to the Company’s Annual Report on form 10-K filed April 1, 2019)

10.21	Executive Employment Agreement between the Company and Marc Schessel, effective February 1, 2019 (Incorporated by reference to exhibit 10.21 to the Company’s Annual Report on form 10-K filed April 1, 2019)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: May 23, 2019	By:	/s/ Marc S. Schessel
	Name:	Marc S. Schessel
	Title:	Chief Executive Officer
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: May 23, 2019	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

