Form 10-Q/A
period 2019-03-31
SCWorx Corp.
filed 2019-05-24
CIK 1674227

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

Number of shares of the registrant’s common stock outstanding at May 22, 2019: 6,573,342

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of SCWorx Corp. for the quarterly period ended March 31, 2019, filed with the Securities and Exchange Commission on May 23, 2019, is to file new Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Exhibit 101 consists of the following eXtensible Business Reporting Language (XBRL) interactive data files that were omitted from the Form 10-Q:

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema Document

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Except for the items described above, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

1

PART II-OTHER INFORMATION

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

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended February 1, 2019 (Incorporated by reference to exhibit 3.1 to the Company’s Annual Report on form 10-K filed April 1, 2019)

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

10.1	Second Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on January 17, 2019)

10.3	Warrant dated December 18, 2018 issued to SCWorx related to $275,000 convertible note (Incorporated by reference to exhibit 10.3 to the Company’s current report filed December 19, 2018)

10.4	Share Exchange Agreement with SCWorx Corp dated August 20, 2018, as amended December 18, 2018 (Incorporated by reference to exhibit 10.4 to the Company’s current report filed December 19, 2018)

10.5	Securities Purchase Agreement for up to $9 million Preferred Stock Units, executed by the registrant December 18, 2018 (Incorporated by reference to exhibit 10.5 to the Company’s current report filed December 19, 2018)

10.6	Certificate of Designations of Series A Convertible Preferred Stock (Incorporated by reference to exhibit 10.6 to the Company’s current report filed December 19, 2018)

10.7	Form of Warrant related to Series A Convertible Preferred Stock (Incorporated by reference to exhibit 10.7 to the Company’s current report filed December 19, 2018)

10.20	Executive Employment Agreement between the Company and John Price, effective February 1, 2019 (Incorporated by reference to exhibit 10.20 to the Company’s Annual Report on form 10-K filed April 1, 2019)

10.21	Executive Employment Agreement between the Company and Marc Schessel, effective February 1, 2019 (Incorporated by reference to exhibit 10.21 to the Company’s Annual Report on form 10-K filed April 1, 2019)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Label Linkbase Document ***

101.PRE	XBRL Taxonomy Presentation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Document ***

*	Previously filed as an exhibit to the Form 10-Q.

**	Filed herewith

***	Furnished with this Form 10-Q/A. In accordance with Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for the purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: May 24, 2019	By:	/s/ Marc S. Schessel
	Name:	Marc S. Schessel
	Title:	Chief Executive Officer
(Principal Executive Officer)

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: May 24, 2019	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

4