Form 10-Q
period 2019-06-30
SCWorx Corp.
filed 2019-08-14
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	WORX	Nasdaq Capital Market

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

Number of shares of the registrant’s common stock outstanding at August 12, 2019: 6,584,180

SCWorx Corp.

Form 10-Q

Cautionary Statement Regarding Forward-Looking Statements

Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”), constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Form 10-Q are forward-looking statements. These statements, among other things, relate to our business strategy, goals and expectations concerning our future operations, prospects, plans and objectives of management. The words “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, and similar terms and phrases are used to identify forward-looking statements in this Form 10-Q.

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to our ability to:

•	integrate and optimize the operations from the acquisition of SCWorx Corp.; and
•	grow the revenues and contain the costs related to our recently acquired Software as a Service (“SaaS”) business.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited) (as adjusted)
ASSETS
Current assets:
Cash	$1,334,366	$76,459
Accounts receivable	1,161,233	520,692
Interest receivable	—	121,350
Prepaid expenses and other assets	136,096	—
Convertible notes receivable, at fair value	—	837,317
Investment in warrants, at fair value	—	67,000
Total current assets	2,631,695	1,622,818

Fixed assets	113,003	—
Intangible assets	224,190	—
Goodwill	8,466,282	—
Due from shareholder	—	1,409,284
TOTAL ASSETS	$11,435,170	$3,032,102

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	2,120,361	$855,759
Contract liabilities	912,196	816,714
Notes payable related party	192,446	—
Total current liabilities	3,225,003	1,672,473
Notes payable - related party	—	1,591,491
TOTAL LIABILITIES	3,225,003	3,263,964

Commitments and contingencies

Stockholders’ Equity/(Deficit):
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 819,138 and 0 shares issued and outstanding, respectively	819	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 6,584,180 and 5,838,149 shares issued and outstanding, respectively	6,584	5,838
Additional paid-in capital	17,895,657	1,244,273
Accumulated deficit	(9,692,893)	(1,481,973)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	8,210,167	(231,862)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$11,435,170	$3,032,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$1,364,912	$812,060	$2,613,016	$1,598,164
Cost of revenue	815,788	729,131	1,604,658	1,522,356
Gross profit	549,124	82,929	1,008,358	75,808
Operating expenses:
General and administrative	2,372,385	88,514	9,000,324	224,030
Research and development	477,950	—	660,289	—
Total operating expenses	2,850,335	88,514	9,660,613	224,030
Loss from operations	(2,301,211)	(5,585)	(8,652,255)	(148,222)
Other income	—	—	465,055	—
Interest expense	—	(48,434)	(23,720)	(90,057)
Loss before taxes	(2,301,211)	(54,019)	(8,210,920)	(238,279)
Income tax expense (benefit)	195,000	—	—	—
Net loss	$(2,496,211)	$(54,019)	$(8,210,920)	$(238,279)
Loss per share:
Basic and diluted	$(0.38)	$(0.01)	$(1.48)	$(0.05)
Weighted average number of shares used in per share calculation, basic and diluted	6,572,742	4,476,013	5,538,558	4,476,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes In Stockholders’ Equity/(Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’/ Equity
Three Months Ended June 30, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at March 31, 2019, as restated	816,638	$816	6,563,195	$6,563	$17,525,614	$(7,196,682)	$10,336,311
Series A Convertible Preferred share issuance	2,500	3	—	—	24,997	—	25,000
Exercise of warrants	—	—	1,184	1	6,524	—	6,525
Settlement of disputed contractual claim	—	—	19,801	20	117,982	—	118,002
Stock-based compensation	—	—	—	—	220,540	—	220,540
Net loss	—	—	—	—	—	(2,496,211)	(2,496,211)
Balance—June 30, 2019	819,138	$819	6,584,180	$6,584	$17,895,657	$(9,692,893)	$8,210,167

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’/ Equity
Six Months Ended June 30, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2018, as restated	—	$—	5,838,149	$5,838	$1,244,273	$(1,481,973)	$(231,862)
Surrender of common shares in settlement of due from stockholder balance	—	—	(574,991)	(575)	(1,608,258)	—	(1,608,833)
Series A Convertible Preferred share issuance (Alliance MMA)	619,138	619	—	—	—	—	5,980,945
Issuance of common stock	—	—	1,283,124	1,283	5,980,326	—	5,884,361
Series A Convertible Preferred share issuance	10,000	10	—	—	99,990	—	100,000
Conversion of notes payable - related party into Series A Convertible Preferred share issuance	190,000	190	—	—	1,899,810	—	1,900,000
Exercise of warrants	—	—	11,075	11	67,537	—	67,548
Settlement of disputed contractual claim	—	—	19,801	20	117,982	—	118,002
Issuance of warrants in settlement of lease dispute	—	—	—	—	66,275	—	66,275
Shares issued in cashless exercise of warrants	—	—	3,732	4	(4)	—	—
Stock-based compensation related to founder’s transfers of common shares to contractors	—	—	—	—	5,322,930	—	5,322,930
Stock-based compensation related to employee and contractor equity awards	—	—	3,290	3	527,440	—	527,443
Stock and warrant dividend	—	—	—	—	(1,705,722)	—	(1,705,722)
Net loss	—	—	—	—	—	(8,210,920)	(8,210,920)
Balance—June 30, 2019	819,138	$819	6,584,180	$6,584	$17,895,657	$(9,692,893)	$8,210,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes In Stockholders’ Equity/(Deficit) (continued)

(Unaudited)

	Membership	Members’	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’/ Members’
Three Months Ended June 30, 2018	Units	Deficit	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—March 31, 2018	17,500	$(1,285,519)	—	$—	—	$—	$—	$—	$(1,285,519)
Net loss	—	(54,019)	—	—	—	—	—	—	(54,019)
Balance June 30, 2018	17,500	$(1,339,538)	—	$—	—	$—	$—	$—	$(1,339,538)

	Membership	Members’	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’/ Members’
Six Months Ended June 30, 2018	Units	Deficit	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2018	17,500	$(1,101,259)	—	$—	—	$—	$—	$—	$(1,101,259)
Net loss	—	(238,279)	—	—	—	—	—	—	(238,279)
Balance June 30, 2018	17,500	$(1,339,538)	—	$—	—	$—	$—	$—	$(1,339,538)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,210,920)	$(238,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,804	—
Stock-based compensation	5,850,373	—
Amortization of acquired intangibles	15,810	—
Gain on change in fair value of warrant assets	(55,000)	—
Gain on change in fair value of convertible notes receivable	(531,405)	—
Changes in operating assets and liabilities:
Accounts receivable	(640,541)	(153,270)
Prepaid expenses and other assets	(14,746)	—
Accounts payable and accrued liabilities	(138,065)	760,828
Contract liabilities	95,482	265,852
Net cash (used in) provided by operating activities of continuing operations	(3,627,208)	635,131
Net cash (used in) operating activities of discontinued operations	(314,514)	—
Net cash (used in) provided by operating activities	(3,941,722)	635,131
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in reverse acquisition	5,441,437	—
Advances to shareholder	(199,549)	(767,670)
Advances on convertible notes receivable - Alliance MMA	(215,000)	(554,375)
Purchases of fixed assets	(114,807)	—
Net cash provided by (used in) investing activities	4,912,081	(1,322,045)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	120,000	855,600
Proceeds from preferred stock placement	100,000	—
Proceeds from exercise of warrants	67,548	—
Net cash provided by financing activities	287,548	855,600
NET INCREASE IN CASH	1,257,907	168,686
CASH - BEGINNING OF PERIOD	76,459	15,159
CASH - END OF PERIOD	$1,334,366	$183,845
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of disputed contractual claim with issuance of common stock	$118,002	$—
Issuance of warrant in settlement of vendor liability - discontinued operations	$66,275	$—
Cashless exercise of warrant	$4	$—
Surrender of common shares in settlement of due from shareholder balance	$1,608,833	$—
Stock and warrant dividend	$1,705,722	$—
Warrants issued to company	$19,000	$—
Conversion of notes payable-related party and interest into Series A Convertible Preferred Shares	$1,900,000	$—
Issuance of preferred and common stock in connection with acquisition of Alliance MMA, net of cash	$6,423,869	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Nature of Business

SCWorx, LLC (n/k/a SCW FL Corp.) (“SCW LLC”) was a privately held limited liability company which was organized in Florida on November 17, 2016. On December 31, 2017, SCW LLC acquired Primrose Solutions, LLC (“Primrose”), a Delaware limited liability company, which became its wholly-owned subsidiary and focused on developing functionality for the software now used and sold by SCWorx Corp. (the “Company” or “SCWorx”). The majority shareholders of Primrose were shareholders of SCW LLC and based upon Staff Accounting Bulletin (“SAB”) Topic 5G, the technology acquired has been accounted for at predecessor cost of $0. To facilitate the planned acquisition by Alliance MMA, Inc., a Delaware corporation (“Alliance”), on June 27, 2018, SCW LLC merged with and into a newly-formed entity, SCWorx Acquisition Corp., a Delaware corporation (“SCW Acquisition”), with SCW Acquisition being the surviving entity. Subsequently, on August 17, 2018, SCW Acquisition changed its name to SCWorx Corp. On November 30, 2018, the Company and certain shareholders agreed to cancel 6,510 common shares. In June 2018, the Company began to collect subscriptions for common stock. From June to November 2018, the Company collected $1.25 million in subscriptions and issued 3,125 shares of common stock to new third-party investors. In addition, on February 1, 2019, (i) SCWorx Corp. (f/k/a SCWorx Acquisition Corp.) changed its name to SCW FL Corp. (to allow Alliance to change its name to SCWorx Corp.) and (ii) Alliance acquired SCWorx Corp. (n/k/a SCW FL Corp.) in a stock- for- stock exchange transaction and changed Alliance’s name to SCWorx Corp., which is the Company’s current name, with SCW FL Corp. becoming the Company’s subsidiary.

Business Combination and Related Transactions

In June 2018, SCWorx Acquisition Corp. entered into a Securities Purchase Agreement (“SPA”) with Alliance, as amended December 18, 2018, under which the SCWorx Acquisition Corp. agreed to purchase up to $1.25 million in principal amount of Alliance’s convertible notes and warrants to purchase up to 1,128,356 [59,387 shares reflective of one for nineteen stock split] [bracketed amounts disclosed represent post-split adjusted shares or per share amounts] shares of Alliance common stock. The initial $750,000 tranche of the notes was convertible into shares of Alliance common stock at an initial conversion price of $0.3725 [$7.0775 post-split] and the related 503,356 [26,492 post-split] warrants have an exercise price of $0.3725 [$7.0775 post-split]. The conversion price on the $750,000 convertible note was reduced to $0.215 [$4.085 post-split] per share in January 2019. The remaining $500,000 tranche of the notes was convertible into shares of Alliance common stock at a conversion price of $0.20 [$3.80 post-split] and the related 625,000 [32,895 post-split] warrants had an exercise price of $0.30 [$5.70 post-split]. All of these notes (an aggregate of $1.25 million in principal amount) converted automatically into Alliance common stock upon the closing of the Company’s acquisition on February 1, 2019 and were distributed to certain of the Company’s common shareholders.

Pursuant to the SPA, between June 29, 2018 and October 16, 2018, Alliance sold SCWorx Acquisition Corp. convertible notes in the aggregate principal amount of $750,000 and warrants to purchase 503,356 [26,492 post-split] shares of Alliance common stock, for an aggregate purchase price of $750,000. Each of the notes bore interest at 10% annually and had a one year term. The warrants had an exercise price of $0.3725, [$7.0775 post-split] a term of five years and were vested upon grant. As noted above, these notes automatically converted into Alliance common stock upon the closing of the Company’s acquisition on February 1, 2019.

On August 20, 2018, the Company and its stockholders entered into a Stock Exchange Agreement with Alliance, as amended December 18, 2018 (“SEA”). Under the SEA, the Company’s shareholders agreed to sell all of the issued and outstanding common stock of the Company, in exchange for which Alliance agreed to issue at the closing 100,000,000 shares of Alliance common stock to the Company’s stockholders.

Pursuant to the SPA, between November 16, 2018 and December 31, 2018, the Company purchased additional Alliance convertible notes in the aggregate principal amount of $275,000 and warrants to purchase 356,250 [18,750 post-split] shares of Alliance common stock, for an aggregate purchase price of $275,000. Each of the Notes bore interest at 10% annually and matured one year from the issue date. These warrants had an exercise price of $0.30 [$5.70 post-split], a term of five years and were vested upon grant. This brought the total amount funded by the Company to $1,035,000 as of December 31, 2018. In January 2019, SCWorx purchased $215,000 of additional Alliance convertible notes under the aggregate $1,250,000 SPA. These notes automatically converted into Alliance common stock upon the closing of the Company’s acquisition on February 1, 2019 and were purchased under the aggregate $1.25 million terms of the SPA.

In anticipation of the acquisition of the Company, Alliance filed an original listing application with the Nasdaq Capital Market to list the common stock of the combined company. On February 1, 2019, Nasdaq approved the listing of Alliance’s common stock (on a combined basis with the Company), with the result being that the newly combined company’s common stock is now newly listed on the Nasdaq Capital Market.

On February 1, 2019, SCWorx Corp. changed its name to SCW FL Corp. to allow Alliance to change its name to SCWorx Corp. Alliance completed the acquisition of SCWorx Corp. (n/k/a SCW FL Corp.), at which point Alliance changed its name to SCWorx Corp., changed its ticker symbol to “WORX”, and effected a one-for-nineteen reverse stock split of its common stock, which combined the 100,000,000 Alliance shares of common stock issued to the Company’s shareholders into 5,263,158 shares of common stock of the newly combined company.

From a legal perspective, Alliance acquired SCW FL Corp., and as a result, historical equity awards including stock options and warrants are carried forward at their historical basis.

From an accounting perspective, Alliance was acquired by SCW FL Corp. in a reverse merger and as a result, the Company has completed preliminary purchase accounting for the transaction.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Operations of the Business

SCWorx is a leading provider of data content and services related to the repair, normalization and interoperability of information for healthcare providers and big data analytics for the healthcare industry.

SCWorx has developed and markets health information technology solutions and associated services that improve healthcare processes and information flow within hospitals. SCWorx’s software platform enables healthcare providers to simplify, repair, and organize its data (“data normalization”), allows the data to be utilized across multiple internal software applications (“interoperability”) and provides the basis for sophisticated data analytics (“big data”). SCWorx’s solutions are designed to quickly and accurately improve the flow of information between the existing supply chain, electronic medical records, clinical systems, and patient billing functions. The software is designed to achieve multiple operational benefits such as supply chain cost reductions, decreased accounts receivables aging, accelerated and more accurate billing, contract optimization, increased supply chain management and cost visibility, synchronous Charge Description Master (“CDM”) and control of vendor rebates and contract administration fees.

SCWorx empowers healthcare providers to maintain comprehensive access and visibility to an advanced business intelligence that enables better decision-making and reductions in product costs and utilization, ultimately leading to accelerated and accurate patient billing. SCWorx’s software modules perform separate functions as follows:

•	Virtualized Item Master File repair, expansion and automation

•	CDM Management

•	Contract Management

•	Request for Proposal Automation

•	Rebate Management

•	Big Data Analytics Model

•	Data Integration and Warehousing

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

SCWorx, as part of the acquisition of Alliance MMA, operates an online event ticketing platform focused on serving regional MMA (“mixed martial arts”) promotions.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Liquidity

The Company’s primary need for liquidity is to fund the working capital needs of the business and general corporate purposes. The Company has historically incurred losses and has relied on borrowings from members to fund the operations and growth of the business. As of June 30, 2019, the Company had cash of approximately $1.3 million, negative working capital of approximately $0.6 million and an accumulated deficit of approximately $9.7 million.

During 2018, the Company began to gain traction with more hospitals and witnessed customer renewals of expiring agreements with existing customers. During the first quarter of 2019, the Company signed four contracts with new customers and during the second quarter completed a number of data consulting projects as proof of concept for potentially new customers. The Company’s target is to sign on average, a contract a month, with new customers during 2019. Management expects increases in revenue to provide sufficient cash flow to fund the operations for at least the one-year period following the release of these condensed consolidated financial statements.

On November 30, 2018, the Company completed a common stock private place of $1.25 million. In February 2019, the transactions related to the purchase of Alliance MMA resulted in a gross increase of cash of $5.4 million which the Company has utilized a significant portion to operate the business. Management believes the remaining cash balance of $1.3 million along with anticipated increases in sales is expected to fund operations for at least the next 12 months; however, the Company will thereafter need to raise additional funding through strategic relationships, public or private equity or debt financings. If such funding is not available or not available on terms acceptable to the Company, the Company’s current plans for expansion, including new product development, may be curtailed or cancelled.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2019 and 2018, and for the three and six months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2018 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The results of operations for the three month and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2019 or any future period and the Company makes no representations related thereto.

Reclassification

A reclassification has been made to the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Changes in Stockholders’ Equity/(Deficit) to break out the Series A Convertible Preferred stock par value of $819 and additional paid in capital of $7,980,126. Previously, for the quarter ended March 31, 2019, the entire balance was disclosed as Preferred Stock. This change in classification does not affect the previously reported total stockholders’ equity balance. In addition, the authorized common stock has been restated to reflect the correct amount of 45,000,000 authorized common shares.

In addition, certain prior quarter amounts have been reclassified for consistency with the current quarter presentation. These reclassifications had no effect on reported results of operations or cash flows.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

Fair Value of Financial Instruments

Management applies fair value accounting for significant financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Management defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, management considers the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 - Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability.

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable, due from shareholder and convertible notes receivable. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing internal credit evaluations of its customers’ financial condition, obtains deposits and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company believes that any concentration of credit risk in its due from shareholder and convertible notes receivable was substantially mitigated by the shareholder’s material interest in the Company, ability to sell off portions of the interest, if necessary, and the closing of the acquisition of SCWorx by Alliance and conversion of the notes payable - related party into Series A Convertible Preferred share and the settlement of the due from stockholder balance with the surrender of 1,401 SCWorx common shares in January 2019.

For the quarter ended June 30, 2019, the Company had 3 customers representing 23%, 19% and 11% of aggregate revenues. For the quarter ended June 30, 2018, the Company had 3 customers representing 23%, 21% and 12% of aggregate revenues. At June 30, 2019, the Company had 4 customers representing 18%, 16% and 13% and 12% of aggregate accounts receivable. At December 31, 2018, the Company had 3 customers representing 39%, 21% and 13% of aggregate accounts receivable.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers' inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer's ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company's estimates. The Company deemed no allowance for doubtful accounts necessary as of June 30, 2019 and December 31, 2018.

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

Business Combinations

The Company includes the results of operations of a business it acquires in its consolidated results as of the date of acquisition. The Company allocates the fair value of the purchase consideration of its acquisition to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired businesses and the Company. Intangible assets are amortized over their estimated useful lives. The fair value of contingent consideration (earn out) associated with acquisitions is remeasured each reporting period and adjusted accordingly. Acquisition and integration related costs are recognized separately from the business combination and are expensed as incurred. For additional information regarding the Company’s acquisitions, refer to “Note 4 – Business Combinations.”

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

Identified intangible assets . Identified finite-lived intangible assets consist of ticketing software and promoter relationships resulting from the February 1, 2019 business combination. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 7 years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

For further discussion of goodwill and identified intangible assets, see “Note 4 – Business Combinations.”

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the related assets’ estimated useful lives. Equipment, furniture and fixtures are being amortized over a period of three years.

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

2)	Software-as-a-service (“SaaS”): which is generated from clients’ access of and usage of the Company’s hosted software solutions on a subscription basis for a specified contract term, which is usually annually. In SaaS arrangements, the client cannot take possession of the software during the term of the contract and generally has the right to access and use the software and receive any software upgrades published during the subscription period,

3)	Maintenance: which includes ongoing data cleansing and normalization, content enrichment, and optimization, and

4)	Professional Services: mainly related to specific customer projects to manage and/or analyze data and review for cost reduction opportunities.

A contract will typically include Data Normalization, SaaS and Maintenance, which are distinct performance obligations and are accounted for separately. The transaction price is allocated to each separate performance obligation on a relative stand-alone selling price basis. Significant judgement is required to determine the stand-alone selling price for each distinct performance obligation and is typically estimated based on observable transactions when these services are sold on a stand-alone basis. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when the performance obligation has been met. The Company considers control to have transferred upon delivery because the Company has a present right to payment at that time, the Company has transferred use of the good or service, and the customer is able to direct the use of, and obtain substantially all the remaining benefits from, the good or service.

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

Software-as-a-Service and Maintenance

Software-as-a-service and maintenance revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date on which the Company’s service is made available to customers.

The Company does have some contracts that have payment terms that differ from the timing of revenue recognition, which requires the Company to assess whether the transaction price for those contracts include a significant financing component. The Company has elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if it expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. The Company does not maintain contracts in which the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service exceeds the one-year threshold.

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

Costs to Fulfill a Contract

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

Contract Balances

Contract assets arise when the revenue associated prior to the Company’s unconditional right to receive a payment under a contract with a customer (i.e., unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of June 30, 2019 and December 31, 2018.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were approximately $912,000 and $817,000 as of June 30, 2019 and December 31, 2018, respectively.

Research and Development Costs

The Company expenses all research and development related costs as incurred. Research and development cost for the quarters ended June 30, 2019 and 2018 was approximately $478,000 and $0, respectively. Research and development cost for the six months ended June 30, 2019 and 2018 was approximately $660,000 and $0, respectively. These research and development cost relate to a new product development and programming expenses expected to be released during 2019.

Advertising Costs

The Company expenses advertising costs as incurred. There were no advertising costs for the quarters or six months ended June 30, 2019 and 2018.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2019, the Company has evaluated available evidence and concluded that the Company may not realize all the benefit of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (“the Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings. As of June 30, 2019, we completed the accounting for tax effects of the Tax Act under ASC 740. There were no impacts to the reporting period ended June 30, 2019.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The income tax expense for the quarters ended June 30, 2019 and 2018 was $195,000 and $0, respectively, and was $0 and $0 for the six months ended June 30, 2019 and 2018, respectively, and are included in prepaid assets and accounts payable and accrued liabilities on the condensed consolidated balance sheet.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. The Company also grants performance based restricted stock awards to employees and consultants. These awards will vest if certain employee\consultant-specific or company-designated performance targets are achieved. If minimum performance thresholds are achieved, each award will convert into a designated number of the Company’s common stock. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the requisite service period. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the statements of operations and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period. See “Note 10 – Stockholders’ Equity” for additional detail.

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

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See “Note 9 – Commitments and Contingencies,” for further information.

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

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is provided for lessees of capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. The Company adopted the provisions of ASU 2016-02 and ASU 2018-11 in the quarter beginning January 1, 2019. The adoption resulted in the recognition of additional disclosures and a right of use asset of approximately $53,000 included as a component of prepaid expenses and other assets and a lease liability of approximately $53,000, which is included as a component of accounts payable and accrued liabilities.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). ASU 2018-17 provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We do not expect the standard to have a material impact on our condensed consolidated financial statements.

In February 2018, the FASB issued new guidance (“ASU 2018-02”) to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts & Jobs Act. We have adopted the new standard effective January 1, 2019, and the standard did not have a material impact on our condensed consolidated financial statements.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

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

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Business Combinations

Preliminary purchase accounting

On February 1, 2019, the Company’s shareholders exchanged all of its outstanding shares in exchange for 5,263,158 shares of Alliance common stock. Due to the Company’s shareholders acquiring a controlling interest in Alliance after acquisition, the transaction was treated as a reverse merger for accounting purposes, with SCWorx being the reporting company. In accordance with purchase accounting rules under ASC 805, the purchase consideration was $11,865,306.

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

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identified intangible assets consist of the following:

		June 30, 2019
Intangible assets	Useful Life	Gross Assets	Accumulated Amortization	Net
Ticketing software	5 years	$64,000	$(5,334)	$58,666
Promoter relationships	7 years	176,000	(10,476)	165,524
Total intangible assets, gross		$240,000	$(15,810)	$224,190

Amortization expense for the quarter ended June 30, 2019 and 2018, was $9,486 and $0, respectively.

Amortization expense for the six months ended June 30, 2019 and 2018, was $15,810 and $0, respectively.

As of June 30, 2019, the estimated future amortization expense of amortizable intangible assets is as follows:

2019 (remaining 6 months)	$18,971
2020	37,943
2021	37,943
2022	37,943
2023	37,943
Thereafter	53,447
$224,190

Goodwill

The changes to the carrying value of goodwill from January 1, 2019 through June 30, 2019 are reflected below:

December 31, 2018
Goodwill related to the acquisition of Alliance MMA	$8,466,282
June 30, 2019	$8,466,282

Note 5. Related Party Transactions

Due from Shareholder

The Company’s founder and majority stockholder had provided cash advances on an unsecured and non-interest-bearing basis, during the first few years of operation. Beginning in 2016, the founder began receiving distributions from the Company. The amounts owed to, and due from, the shareholder have been netted in the accompanying consolidated balance sheets. In January 2019, this shareholder surrendered 1,401 common shares to the Company as settlement of the balance due. As of June 30, 2019, and December 31, 2018, the net balance due from the founder was approximately $0 and $1.4 million, respectively. The balance did not carry a maturity date and there were no repayment terms.

Due to Shareholder

In October 2016, the Company entered into an unsecured loan agreement with a minority shareholder for up to $1 million of borrowings for operating expenses. In November 2016 and January 2018, the Company entered into additional note agreements to provide up to an additional $2 million of aggregate borrowings for which the Company has guaranteed payment from its subsidiary. The interest rate for the notes is 10% per annum and the notes mature in January 2021. One of the notes bore interest at 10% for the first 90 days and was then adjusted to 18% per annum.

As previously mentioned, on August 20, 2018, the Company entered into a Stock Exchange Agreement with Alliance MMA, as amended December 18, 2018, in connection therewith this minority shareholder agreed to accept Series A Convertible Preferred Stock units having a face value equal to the total amount owed to him of $2.1 million in full satisfaction of such indebtedness (including principal and accrued interest).

As of June 30, 2019, and December 31, 2018, the notes payable - related party totaled $192,446 and $1,591,491 respectively.

The Company incurred interest expense of approximately $0 and $48,434 for the quarter ended June 30, 2019 and 2018, respectively, and $23,720 and $90,057, for the six months ended June 30, 2019 and 2018, respectively. The Company incurred no interest expense on the notes payable - related party since February 1, 2019 as the holder agreed to settle the principal and interest balance with Series A Convertible Preferred Stock.

As of June 30, 2019 and 2018, the accrued interest balance was $0 and $282,000, respectively.

In addition, this shareholder also provided office space to the Company at no cost through January 2019.

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

Pursuant to the SPA, during 2018, SCWorx purchased convertible notes from Alliance MMA in the principal amount of $1,035,000 and warrants to purchase an aggregate of 859,606 [45,242] shares of common stock, for an aggregate purchase price of $1,035,000. The note for $750,000 bears interest at 10% annually and matures on July 31, 2019. This note was amended in January 2019 to reduce the conversion price to $0.215 [$4.09] per share. The related warrant to acquire 503,356 [26,492] common shares has an exercise price of $0.3725 [$7.0775], a term of five years and was vested upon grant. The note for $275,000 has a conversion price of $0.20 [$3.80], bore interest at 10% annually and matured on June 22, 2019. The warrant to acquire 356,250 [18,750] common shares has an exercise price of $0.30 [$5.70], a term of five years and was vested upon grant.

During the first quarter of 2019, SCWorx purchased additional convertible notes from Alliance MMA in the principal amount of $215,000 and warrants to purchase an aggregate of 268,750 [14,145] shares of common stock, for an aggregate purchase price of $215,000. The note for $215,000 had a conversion price of $0.20 [$3.80], bore interest at 10% annually and matured on June 22, 2019. The warrant to acquire 268,750 [14,145] common shares had an exercise price of $0.30 [$5.70], a term of five years and was vested upon grant.

The Alliance acquisition closed on February 1, 2019 and the principal, commitment costs and accrued interest related to the purchased Alliance convertible notes automatically converted into 6,883,319 [362,280] shares of Alliance common stock. In January 2019, the SCWorx board of directors declared a dividend of the 6,883,319 [362,280] when-converted shares of Alliance common stock, and related warrants, to the SCWorx shareholders, two of whom waived their rights to the dividend, resulting in the shares being distributed to shareholders who participated in the November 2018 stock offering by SCWorx Corp. (f/k/a SCWorx Acquisition Corp.) of $1.25 million.

As of December 31, 2018, the Company held a convertible note receivable from Alliance MMA with a balance of $837,317. The Company also received warrants from the transaction which were valued at $67,000.

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

Fair value was determined on a recurring basis based on appraisals by qualified licensed appraisers and was adjusted for management’s estimates of costs to sell and holding period discounts.

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

The fair value of the convertible notes receivable (and related discount) at the date of issuance was determined using the Monte Carlo simulation, probability of conversion and comparable interest rates. In conjunction with the acquisition, the Company did not have any of these financial instruments at June 30, 2019.

The assumptions used to measure the fair value of the convertible notes receivable as of original issuance date and as of December 31, 2018 were as follows:

	Issuance Dates	December 31, 2018
Risk-Free Interest Rate	2.41%-2.47%	2.41%
Probability of conversion into equity	50%-90%	90%
Expected Volatility	91.95%	91.95%
Term	.09-.59 years	.09 year

The Company held warrants to purchase common shares of Alliance MMA.  The fair value of the warrant asset (and related discount) at the date of issuance was determined using the Black-Scholes option pricing model. The Black-Scholes model uses a combination of observable inputs (Level 2) and unobservable inputs (Level 3) in calculating fair value.

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

In relation to the acquisition, the Company no longer held these investments at June 30, 2019, thus there is no impact to the Condensed Consolidated Statement of Operations for the three months ended June 30, 2019 and as a result the three month results are not included in the table below.

A summary of the changes in the Company’s convertible notes receivable at fair value using significant unobservable inputs (Level 3) as of and for the six months ended June 30, 2019 is as follows:

2019
Convertible notes receivable, December 31, 2018	$837,317
Notes issued (face value $215,000), at fair value	196,000
Increase in fair value	531,405
Conversion of notes into common stock	(1,564,722)
Investment in notes receivable, June 30, 2019	$-

A summary of the changes in the Company’s investment in warrants measured at fair value using significant unobservable inputs (Level 3) as of and for the six months ended June 30, 2019 is as follows:

2019
Investment in warrants, December 31, 2018	$67,000
Warrants issued to the Company	19,000
Increase in fair value	55,000
Conversion of warrants into common stock	(141,000)
Investment in warrants, June 30, 2019	$-

The values of the investment in warrants at issuance and as of June 30, 2019 were $152,000 and $0, respectively, with a gain from the change in fair value of $55,000 for the six months ended June 30, 2019 and is component of other income in the accompanying condensed consolidated statement of operations.

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

The Company leases office facilities under operating leases. Our principle executive office in New York City is under a month to month arrangement. The Company’s office lease has a remaining lease of less than one year. Leases with a probable term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As a practical expedient, the Company elected, for all office and facility leases, not to separate nonlease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. The Company uses its incremental borrowing rate for purposes of discounting lease payments.

Lease expense for the quarters ended June 30, 2019 and 2018 was approximately $11,000 and $26,000, respectively.

Lease expense for the six months ended June 30, 2019 and 2018 was approximately $16,000 and $31,000, respectively.

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. The Company recorded operating lease assets (right-of-use assets) of approximately $53,000 and operating lease liabilities of approximately $53,000. There was no impact to the accumulated deficit upon adoption of Topic 842.

We have operating leases for corporate, business and technician offices.  Leases with a probable term of 12 months or less, including month-to-month agreements, are not recorded on the consolidated balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). Our leases have remaining lease terms of one to 15 months, none of which include options to extend the leases without a new arrangement.

As of June 30, 2019, assets recorded under operating leases were approximately $32,000, which is included as a component of prepaid expenses and other assets. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The following table presents supplemental consolidated balance sheet information related to our operating leases:

As of June 30, 2019
Right-of-use Assets	$32,000
Short-term operating lease liabilities	$32,000

For the three and six months ended June 30, 2019, the components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$5,000	$11,000

Total lease cost	$5,000	$11,000

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other information related to leases was as follows:

Three Months Ended June 30, 2019
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$11,250

Weighted Average Remaining Lease term (months) – operating leases	9

Weighted Average Discount Rate – operating leases	10%

The maturity analysis of the Company’s annual undiscounted cash flows of operating lease liabilities as of June 30, 2019 are as follows:

Operating Lease
Year Ending December 31, :
2019 (excluding the quarters ended June 30, 2019)	$22,500
2020	11,250
Total minimum lease payments	33,750
Lease amount representing interest	(1,400)
Total lease liabilities	$32,350

There were no commitments for non-cancelable operating leases as of December 31, 2018 or June 30, 2019.

As of June 30, 2019, we have no additional operating leases, than that noted above, and no financing leases.

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

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 29, 2019, Network 1 Financial Securities Inc. (“Network One”) served a complaint against Alliance.   Network One alleges that Alliance breached its obligation under its agreements with Alliance to indemnify  Network One for certain costs that Network One incurred in connection with the defense and settlement of the class action litigation previously instituted against Alliance and Network One.  This class action litigation has since been resolved, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission on April 1, 2019. Network One has demanded approximately $135,000 in payment of alleged damages.  The Company does not believe that it owes the amount demanded and intends to vigorously defend against these claims.

On December 19, 2018, the Company’s former CEO, Robert L. Mazzeo, who resigned on May 25, 2018, served a complaint against Alliance in the United States District Court for the Southern District of NY. Mr. Mazzeo alleges that he (i) was fraudulently induced to become the CEO of the Company and (ii) entered into an employment contract with the Company and that the Company breached such contract. Mr. Mazzeo seeks damages in excess of $500,000. The Company believes that the lawsuit is frivolous and violative of Rule 11 of the Federal Rules of Civil Procedure. The Company filed an answer to the complaint on February 5, 2019, and in addition to mounting a vigorous defense, filed counter claims against Mr. Mazzeo alleging breach of fiduciary duty. The Company does not believe that it owes the amount demanded and intends to vigorously defend against these claims.

In August 2018, SCWorx settled a dispute with a former employee for $260,000, of which approximately $132,000 was paid in 2018 and the balance of $128,000 was accrued at December 31, 2018. The remaining balance was paid in January 2019. The employee had sued the Company in Massachusetts Superior Court for compensation under an employment agreement.

Disputed Contract Claim

As part of Alliance’s public offering of shares of its common stock and warrants in January 2018, Alliance issued warrants with a provision requiring Alliance to pay the warrant holder the Black-Scholes value of the warrant upon a fundamental transaction as defined in the SPA. On August 20, 2018, Alliance entered into a Stock Exchange Agreement with SCWorx which upon the closing in February 2019, qualified as a fundamental transaction. The holders of the warrants had thirty days to notify SCWorx of the exercise of their rights under this provision, and two holders did so in the allotted time. The Company negotiated settlements with the warrant holders aggregating approximately $175,000 in fair value. During the second quarter 2019, the Company issued 19,801 shares of common stock and approximately $55,000 in cash in full settlement of the claims.

Preferred Stock Penalty

On December 18, 2018, Alliance closed the placement of the first round of Series A Convertible Preferred securities purchase agreements pursuant to which such Series A Convertible Preferred Stock was issued. The terms of the convertible preferred stock agreements required SCWorx to register the underlying common shares under a Form S-1 within a prescribed period or pay the holders a penalty.  The Company did not file a registration statement on Form S-1 within the required timeframe and has accrued the total penalty of approximately $205,000 as of June 30, 2019.  The Company is negotiating with certain holders of the Series A Convertible Preferred Stock to accept Series A Convertible Preferred Stock instead of cash as settlement of the penalty.

Consultant Termination

On June 28, 2019, the Company terminated a consulting arrangement with a contractor providing investor relation services. The Company and contractor have been in discussions regarding the settlement of contract terms and services provided through June 28, 2019. The Company has accrued $195,000 as the best estimate of the cost to settle any potential dispute regarding the contract terms.

Note 10. Stockholders’ Equity

The December 31, 2018 common share and additional paid-in capital amounts have been restated to reflect the share exchange in connection with the Alliance acquisition of SCW FL Corp. and subsequent one-for-nineteen reverse stock split.

Transfer of Common Shares to Consultants

On or about February 1, 2019, the Company’s founder and CEO as well as the President, transferred an aggregate of approximately 1,379,000 and 144,000 common shares, respectively to certain consultants of the Company, of which approximately 983,000 and 144,000 common shares  were sold to consultants in exchange for promissory notes.  The Company accounted for these share transfers as stock-based compensation expense based upon the Black-Scholes model as if these were stock option grants made by the Company.  The Company used the following inputs in the Black-Scholes option pricing model, expected life of 5 years, risk-free interest rate of 2.51%, volatility 92% and dividend yield of 0%.  As a result, the Company recognized approximately $3.6 million of stock-based compensation expense during the first quarter of 2019 related to these share transfers.  Additionally, approximately 396,000 shares of common stock were transferred by the founder and CEO to contractors for no consideration.  The Company accounted for these share transfers as stock-based compensation based upon the underlying common share price of $0.23 as of the date of transfer.  The Company recognized $1.7 million of stock-based compensation expense related to these transfers during the first quarter 2019.

Stock Incentive Plan

In connection with Alliance’s acquisition of SCW FL Corp., the Company adopted Alliance’s Second Amended and Restated 2016 Equity Incentive Plan (“2016 Plan”). The 2016 Plan allows the Company to grant shares of the Company’s common stock to the Company’s directors, officers, employees and consultants. On January 30, 2019, the Alliance shareholders approved the amendment of the 2016 Plan to increase the number of shares of common stock available for issuance thereunder to 3,000,000 shares of common stock, on a post-split basis.

On February 13, 2019, the Board of Directors of the Company granted an aggregate of 425,000 restricted stock units (“RSUs”) under the 2016 Plan, of which an aggregate of 325,000 were granted to management and vest quarterly over the next three years, and of which 100,000 were issued to a consultant and vest quarterly over one year. Upon the effectiveness under the Securities Act of a registration statement on Form S-8 with respect to the shares covered by the 2016 Plan, these RSUs vest in twelve equal quarterly installments, commencing on the grant date of February 13, 2019 and had a grant date fair value of $2.7 million. The Company also granted an additional 525,000 RSUs which are subject to performance vesting, of which an aggregate of 225,000 were issued to our management and of which 300,000 were issued to a consultant. Additionally, the board of directors awarded stock options under the 2016 Plan to each of the four independent board members to acquire an aggregate of 53,572 shares of the Company’s common stock and to an employee to acquire 25,000 shares. The stock options have a term of five years, an exercise price of $6.49 per share, vest quarterly over four quarters beginning on the grant date of February 13, 2019 and had a grant date fair value of $431,000. The Company determined the fair value of the stock options using the Black-Scholes model with the following inputs, expected life 10 years, risk-free interest rate 0.25%, dividend yield 0%, expected volatility 90%.

On June 28, 2019, the Company terminated the aforementioned consultant and reversed the stock-based compensation expense recognized during the first quarter 2019 totaling $162,250 as the consultant had not vested in any of the restricted stock units.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of June 30, 2019 and for the six months ended are:

Reflective of one-for-nineteen reverse stock split

	Warrant Grants		Stock Option Grants
	Number of Shares Subject to Warrants	Weighted-Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted-Average Exercise Price Per Share
Balance at December 31, 2018	236,825	$27.84	135,023	$7.70
Granted	1,112,220	$5.67	53,572	6.49
Exercised	(11,075)	5.51	-	-
Cancelled/Forfeited	(26,054)	5.51	-	-
Balance at June 30, 2019	1,311,916	$9.88	188,595	$7.35
Exercisable at June 30, 2019	1,311,916	$9.88	188,595	$7.35

As of June 30, 2019 and December 31, 2018, the total unrecognized expense for unvested stock options and restricted stock awards, net of actual forfeitures, was approximately $4.1 million and $0, respectively, to be recognized over a three-year period for restricted stock awards and one year for option grants from the date of grant.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation expense	$220,540	$-	$5,850,373	$-

Stock-based compensation expense categorized by the equity components is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock option awards	$73,528	$-	$122,547	$-
Common stock	147,012	-	404,896	-
Transfer of common stock by founders to contractors	-	-	5,322,930	-
	$220,540	$-	$5,850,373	$-

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

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,
	2019	2018
Stock options	188,595	—
Warrants	1,261,968	—
Total common stock equivalents	1,450,563	—

	Six Months Ended June 30,
	2019	2018
Stock options	188,595	—
Warrants	1,261,968	—
Total common stock equivalents	1,450,563	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes included in “Item 1 - Financial Statements” of Part I of this Form 10-Q. In addition to our historical unaudited condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs which involve risk, uncertainty and assumptions. Our actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q.

Nature of Business

SCWorx, LLC (n/k/a SCW FL Corp.) (“SCW LLC”) was a privately held limited liability company which was organized in Florida on November 17, 2016. On December 31, 2017, SCW LLC acquired Primrose Solutions, LLC (“Primrose”), a Delaware limited liability company, which became its wholly-owned subsidiary and focused on developing functionality for the software now used and sold by SCWorx Corp. (the “Company” or “SCWorx”). The majority shareholders of Primrose were shareholders of SCW LLC and based upon Staff Accounting Bulletin (“SAB”) Topic 5G, the technology acquired has been accounted for at predecessor cost of $0. To facilitate the planned acquisition of SCWorx (the “Acquisition”) by Alliance MMA, Inc., a Delaware corporation (“Alliance”), on June 27, 2018, SCW LLC merged with and into a newly-formed entity, SCWorx Acquisition Corp., a Delaware corporation (“SCW Acquisition”), with SCW Acquisition being the surviving entity. Subsequently, on August 17, 2018, SCW Acquisition changed its name to SCWorx Corp. On November 30, 2018, the Company and certain shareholders agreed to cancel 6,510 common shares. In June 2018, the Company began to collect subscriptions for common stock. From June to November 2018, the Company collected $1.25 million in subscriptions and issued 3,125 shares of common stock to new third-party investors. In addition, on February 1, 2019, (i) SCWorx Corp. (f/k/a SCWorx Acquisition Corp.) changed its name to SCW FL Corp. (to allow Alliance to change its name to SCWorx Corp.) and (ii) Alliance acquired SCWorx Corp. (n/k/a SCW FL Corp.) in a stock- for- stock exchange transaction and changed Alliance’s name to SCWorx Corp., which is the Company’s current name, with SCW FL Corp. becoming the Company’s subsidiary.

Our Business

SCWorx is a leading provider of data content and services related to the repair, normalization and interoperability of information for healthcare providers and big data analytics for the healthcare industry.

SCWorx has developed and markets health information technology solutions and associated services that improve healthcare processes and information flow within hospitals. SCWorx’s software platform enables healthcare providers to simplify, repair, and organize its data (“data normalization”), allows the data to be utilized across multiple internal software applications (“interoperability”) and provides the basis for sophisticated data analytics (“big data”). SCWorx’s solutions are designed to quickly and accurately improve the flow of information between the existing supply chain, electronic medical records, clinical systems, and patient billing functions. The software is designed to achieve multiple operational benefits such as supply chain cost reductions, decreased accounts receivables aging, accelerated and more accurate billing, contract optimization, increased supply chain management and cost visibility, synchronous charge description master (“CDM”) and control of vendor rebates and contract administration fees.

SCWorx empowers healthcare providers to maintain comprehensive access and visibility to an advanced business intelligence that enables better decision-making and reductions in product costs and utilization, ultimately leading to accelerated and accurate patient billing. SCWorx’s software modules perform separate functions as follows:

•	virtualized item master file repair, expansion and automation;

•	CDM management;

•	contract management;

•	request for proposal automation;

•	rebate management;

•	big data analytics modeling; and

•	data integration and warehousing.

SCWorx continues to provide transformational data-driven solutions to many healthcare providers in the United States. The Company’s clients are geographically dispersed throughout the country. The Company’s focus is to assist healthcare providers with issues that they have pertaining to data interoperability. SCWorx provides these solutions through a combination of direct sales and relationships with strategic partners.

SCWorx’s software solutions are delivered to its clients within a fixed term period, typically a three-to-five-year contracted term, where such software is hosted in SCWorx data centers (Amazon Web Service’s “AWS” or RackSpace) and accessed by such clients through a secure connection in a software as a service (“SaaS”) delivery method.

SCWorx currently sells its solutions and services in the United States to hospitals and health systems through its direct sales force and its distribution and reseller partnerships.

SCWorx, as a result of the Acquisition, also operates an online event ticketing platform focused on serving regional mixed martial arts promotions. Due to the relative size of the ticketing business and how information is reported to the Company’s chief operating decision maker, the Company includes such ticketing business as part of its SaaS business reporting unit.

SaaS Business

The Company’s SaaS business is focused on streamlining three core healthcare provider systems; supply chain, financial and clinical enabling providers’ enterprise systems to work as one automated and seamless business management system. SCWorx offers an advanced software solution for the management of health care providers’ foundational business applications, empowering its customers to significantly reduce costs, drive better clinical outcomes and enhance such providers’ revenue. SCWorx supports the interrelationship between the three above-referenced core healthcare provider systems. This solution moves data from one application to another to drive supply cost reductions, optimize contracts, increase supply chain management cost visibility and control rebates and contract administration fees.

Revenues

The Company’s revenue is substantially derived from its SaaS based business.

Revenue is recognized upon the transfer of control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for its products or services.

The Company follows the accounting revenue guidance under Topic 606 to determine whether contracts contain more than one performance obligation. Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer.

The Company has identified the following performance obligations in its contracts with customers:

1)	data normalization: includes data preparation, product and vendor mapping, product categorization, data enrichment and other data related services.

2)	(SaaS): generated from clients’ access of and usage of the Company’s hosted software solutions on a subscription basis for a specified contract term, which is usually annually. In SaaS arrangements, the client cannot take possession of the Company’s software during the term of the contract and generally has the right to access and use the software and receive any software upgrades published during the subscription period.

3)	maintenance: includes ongoing data cleansing and normalization, content enrichment, and optimization.

4)	professional services: mainly related to specific customer projects to manage and/or analyze data and review for cost reduction opportunities.

A contract will typically include data normalization, SaaS and maintenance, which are distinct performance obligations and are accounted for separately. The transaction price is allocated to each separate performance obligation on a relative stand-alone selling price basis. Significant judgement is required to determine the standalone selling price for each distinct performance obligation and is typically estimated based on observable transactions when these services are sold on a standalone basis. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when the performance obligation has been met. The Company considers control to have transferred upon delivery because the Company has a present right to payment at that time, the Company has transferred use of a good or service and the customer is able to direct the use of, and obtain substantially all the remaining benefits from, the good or service.

The Company’s SaaS and maintenance contracts typically contain termination for convenience provisions that do not include penalty terms and accordingly, are generally accounted for as month-to-month agreements. If it is determined that the Company has not satisfied a performance obligation, revenue recognition will be deferred until the performance obligation is deemed to be satisfied.

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

SaaS and Maintenance

SaaS and maintenance revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date on which the Company’s service is made available to customers.

The Company does have some contracts that have payment terms that differ from the timing of revenue recognitions, which requires the Company to assess whether the transaction price for such contracts include a significant financing component. The Company has elected to rely on the practical expedient that permits an entity to not adjust for the effects of a significant financing component if it expects that at the contract’s inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. The Company does not enter into contracts whose terms permit customers to pay for the Company’s goods or services in excess of one-year from when such customers received the Company’s goods or services.

Results of Operations - Three and Six Months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended June 30,		Increase	%
	2019	2018	(Decrease)	Change
Revenue	1,364,912	812,060	552,852	68%

Revenue for the three months ended June 30, 2019 was $1.4 million, compared to revenue for the three months ended June 30, 2018, which was $812,000. The increase in revenue is primarily related to revenue from the addition of four new multi-year customer contracts during the first quarter of 2019, data consulting projects completed during the second quarter of 2019, totaling $305,000, a license renewal of $50,000, and monthly maintenance revenue from new customers from the third and fourth quarter 2018.

	Six Months Ended June 30,		Increase	%
	2019	2018	(Decrease)	Change
Revenue	2,613,016	1,598,164	1,014,852	64%

Revenue for the six months ended June 30, 2019 was $2.6 million, compared to revenue for the six months ended June 30, 2018, which was $1.6 million. The increase in revenue is primarily related to revenue from the addition of four new customer contracts during the first quarter of 2019, data consulting projects completed during the second quarter of 2019 totaling $305,000, a license renewal of $50,000, and monthly maintenance revenue from new customers from the third and fourth quarter 2018.

Expenses

Cost of revenue

	Three Months Ended June 30,		Increase	%
	2019	2018	(Decrease)	Change
Cost of revenue	$815,788	$729,131	$86,657	12%

Cost of revenue increased $87,000 to $816,000 for the three months ended June 30, 2019, compared to $729,000 for the same period in 2018. The increase is related to additional consulting costs related to data consulting projects in the second quarter of 2019.

	Six Months Ended June 30,		Increase	%
	2019	2018	(Decrease)	Change
Cost of revenue	$1,604,658	$1,522,356	$82,302	5%

Cost of revenue increased $82,000 to $1.5 million for the six months ended June 30, 2019, compared to $1.5 million for the same period in 2018. The increase is related to additional consulting costs related to new customers in 2019.

General and administrative

	Three Months Ended June 30,		Increase	%
	2019	2018	(Decrease)	Change
General and administrative	$2,372,385	$88,514	$2,283,871	2,580%

General and administrative expenses increased $2.3 million to $2.4 million for the three months ended June 30, 2019, compared to $89,000 for the same period in 2018. Salary and wages increased $510,000, as the Company hired additional executives in February 2019 in connection with the Acquisition, added our Chief Operating Officer during the second quarter 2019 and the Company accrued $195,000 to settle a potential dispute with a contractor that the Company terminated on June 28, 2019. Stock-based compensation expense increased $221,000 related to employee, director, and non-employee equity awards, $250,000 related to the penalty associated with the company not filing a registration statement on Form S-1 as required by the securities purchase agreement, dated as of December 18, 2018, between Alliance and the purchasers thereto (the “Preferred SPA”), accounting and auditing costs increased $695,000 related to the various required regulatory filings, technical accounting and valuation work related to the Acquisition. Legal fees increased $254,000 related to the Acquisition and various corporate matters, U.S. Securities and Exchange Commission (“SEC”) related expenses increased $95,000, travel increased $159,000 mainly related to sales opportunities, insurance increased $51,000 as the Company made adjustments to various policies, information technology supplies increased $9,000, amortization increased $9,500 and investor relations expenses increased $7,000.

We do not expect to incur further late fees related to certain requirements of our Series A Convertible Preferred Stock.

	Six Months Ended June 30,		Increase	%
	2019	2018	(Decrease)	Change
General and administrative	$9,000,324	$224,030	$8,776,294	3,918%

General and administrative expenses increased $8.8 million to $9.0 million for the six months ended June 30, 2019, compared to $224,000 for the same period in 2019. Salary and wages increased $765,000 as the Company hired additional executives in February 2019 in connection with the Acquisition, added our Chief Operating Officer during the second quarter 2019 and the Company accrued $195,000 to settle a potential dispute with a contractor that the Company terminated on June 28, 2019. Stock-based compensation expense increased $5.9 million related to employee, director, and non-employee equity awards and from the transfer of shares of our common stock from our CEO and former significant shareholder to non-employee consultants, $250,000 related to the penalty associated with the company not filing a Form S-1 as required by the Preferred SPA, accounting and auditing costs increased $950,000 related to the various required regulatory filings, technical accounting and valuation work related to the Acquisition. Legal fees increased $323,000 related to the Acquisition and various corporate matters, SEC related expenses increased $280,000, travel increased $194,000 mainly related to sales opportunities, insurance increased $81,000 as the Company made adjustments to various policies, information technology supplies increased $31,000, amortization increased $16,000 and investor relations expenses increased $18,000 offset by a $15,000 decrease in lease expense.

We do not expect to incur further stock-based compensation expense related to stock transfers by our founder or significant shareholder. However, we do expect stock-based compensation expense related to employee and non-employ equity awards to increase.

Research and Development

	Three Months Ended June 30,		Increase	%
	2019	2018	(Decrease)	Change
Research and development	$477,950	—	$477,950	100%

Research and development expense increased $478,000 to $478,000 for the three months ended June 30, 2019, compared to $0 for the same period of 2018. The increase is related to product development costs for product extensions leveraging our existing large data array technology.

	Six Months Ended June 30,		Increase	%
	2019	2018	(Decrease)	Change
Research and development	$660,289	—	$660,289	100%

Research and development expense increased $660,000 to $660,000 for the six months ended June 30, 2019, compared to $0 in the same period of 2018. The increase is related to product development costs for product extensions leveraging our existing large data array technology.

	Three Months Ended June 30,		Increase	%
	2019	2018	(Decrease)	Change
Other income	—	—	—	—

Other income was zero for both periods.

	Six Months Ended June 30,		Increase	%
	2019	2018	(Decrease)	Change
Other income	$465,000	—	$465,000	100%

Other income increased $465,000 to $465,000 for the six months ended June 30, 2019, compared to $0 in the same period of 2018. The increase is mainly related to an increase in the fair value of the convertible notes and warrants issued by Alliance during the first quarter of 2019. We do not expect further benefits as these assets were converted in connection with the closing of the Acquisition on February 1, 2019.

	Three Months Ended June 30,		Increase	%
	2019	2018	(Decrease)	Change
Interest expense	—	$48,434	$(48,434)	100%

Interest expense decreased $48,000 to $0 for the three months ended June 30, 2019, compared to $48,000 in the same period of 2018. The decrease is related to notes being settled with the issuance of $1.9 million of Series A Convertible Preferred Stock on February 1, 2019 and thus no additional interest on such notes is accrued.

	Six Months Ended June 30,		Increase	%
	2019	2018	(Decrease)	Change
Interest expense	$23,720	$90,057	$66,337	74%

Interest expense decreased $66,000 to $24,000 for the six months ended June 30, 2019, compared to $90,000 in the same period of 2018. The decrease is mainly related to notes and accrued interest being settled with the issuance of $1.9 million of Series A Convertible Preferred Stock on February 1, 2019 and thus only one month of interest on such notes accrued in 2019 (January 2019).

Liquidity and Capital Resources

Our operations have historically generated negative cash flows, Consequently, our primary source of cash has been from the issuance of notes and collections on customer trade receivables.

	Six Months Ended June 30,
	2019	2018
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(3,941,722)	$635,131
Net cash provided by (used in) investing activities	4,912,081	(767,670)
Net cash provided by financing activities	287,548	301,225
Net increase in cash	$1,257,907	$168,686

Operating Activities

Cash used in operating activities was $3.9 million for the six months ended June 30, 2019, mainly related to the net loss of $7.8 million, an increase of $641,000 in accounts receivable mainly related to data consulting completed and invoiced in June 2019, an increase in prepaid assets of $15,000 due to prepayments on insurance and our lease right to use asset, a decrease in accounts payable and accrued liabilities of $138,000 related to payments made on payable balances related to the Acquisition and operating expenses of SCWorx offset by a $95,000 increase in customer contract liabilities related to customer prepayments on long-term SaaS agreements, non-cash stock-based compensation of $5.9 million related to the transfer of shares of common stock from our founders and CEO and President to non-employee contractors and equity awards to our management team and board of directors, and $586,000 of non-cash gains on warrants and convertible note assets with Alliance.

Cash provided by operating activities was $635,000 for the six months ended June 30, 2018, mainly related to the net loss of $238,000, an increase in accounts receivable of $153,000 related to timing of customer payments, offset by an increase of $761,000 in accounts payable, mainly related to deposits on common stock subscriptions and timing of vendor payments, and an increase of $266,000 in contract liabilities related to customer prepayments on long-term SaaS agreements.

Investing Activities

Cash provided by investing activities was $4.9 million for the six months ended June 30, 2019, related to $5.4 million cash acquired as part of the Acquisition, offset by funding of advances due to a stockholder and founder in January 2019 of $200,000, advances on convertible notes receivable from Alliance of $215,000, and capital asset acquisitions totaling $115,000.

Cash used in investing activities was $768,000 for the six months ended June 30, 2018, related to advances on a loan with a Company stockholder.

Financing Activities

Cash provided by financing activities was $288,000 for the six months ended June 30, 2019, primarily related to proceeds from our notes payable with a significant Stockholder and former officer of $120,000, sale of Series A Convertible Preferred Stock totaling $100,000 and cash from the exercise of common stock warrants of $68,000.

Cash provided by financing activities was $301,000 for the six months ended June 30, 2018, related to proceeds from our note with a significant stockholder and former officer of $856,000, offset by a $554,000 investment in convertible notes receivable with Alliance.

We do not expect any further advances from the significant shareholder\former officer, nor investments in convertible notes with Alliance.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Refer to Note 3 - Summary of Significant Accounting Policies in the notes to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2019, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of June 30, 2019, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Controls over Financial Reporting

Our management has identified material weaknesses in our internal controls related to deficiencies in the design of internal controls, effectiveness of financial reporting, disclosure controls and segregation of duties. Our management is working with the Audit Committee of our board of directors to develop remediation efforts, which are expected to be remediated in the fourth quarter of 2019, until such time as our management is able to conclude that its remediation efforts are operating and effective.

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

We may in the future identify other material weaknesses or significant deficiencies in connection with our internal control over financial reporting. Material weaknesses and significant deficiencies that may be identified in the future will need to be addressed as part of our quarterly and annual evaluations of our internal controls over financial reporting under Sections 302 and 404 of the Sarbanes-Oxley Act of 2002. Any future disclosures of a material weakness, or errors as a result of a material weakness, could result in a negative reaction in the financial markets and a decrease in the price of our common stock.

Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2019, other than described above, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On March 29, 2019, Network 1 Financial Securities Inc. (“Network One”) served a complaint against Alliance.   Network One alleges that Alliance breached its obligation under its agreements with Alliance to indemnify Network One for certain costs that Network One incurred in connection with the defense and settlement of the class action litigation previously instituted against Alliance and Network One.  This class action litigation has since been resolved, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission on April 1, 2019. Network One has demanded approximately $135,000 in payment of alleged damages.  The Company does not believe that it owes the amount demanded and intends to vigorously defend against these claims.

On December 19, 2018, the Company’s former CEO, Robert L. Mazzeo, who resigned on May 25, 2018, served a complaint against Alliance in the United States District Court for the Southern District of NY. Mr. Mazzeo alleges that he (i) was fraudulently induced to become the CEO of the Company and (ii) entered into an employment contract with the Company and that the Company breached such contract. Mr. Mazzeo seeks damages in excess of $500,000. The Company believes that the lawsuit is frivolous and violative of Rule 11 of the Federal Rules of Civil Procedure. The Company filed an answer to the complaint on February 5, 2019, and in addition to mounting a vigorous defense, filed counter claims against Mr. Mazzeo alleging breach of fiduciary duty. The Company does not believe that it owes the amount demanded and intends to vigorously defend against these claims.

In August 2018, SCWorx settled a dispute with a former employee for $260,000, of which approximately $132,000 was paid in 2018 and the balance of $128,000 was accrued at December 31, 2018. The remaining balance was paid in January 2019. The employee had sued the Company in Massachusetts Superior Court for compensation under an employment agreement.

Disputed Contract Claim

As part of Alliance’s public offering of shares of its common stock and warrants in January 2018, Alliance issued warrants that contained a provision requiring Alliance to pay the warrant holders the Black-Scholes value of such warrants upon a fundamental transaction, as defined in the SPA . On August 20, 2018, Alliance entered into a Stock Exchange Agreement with SCWorx which, upon the closing of the Acquisition in February 2019, qualified as a fundamental transaction under such Warrants. The holders of such warrants had thirty days to notify SCWorx of the exercise of their rights under this provision, and two holders did so in the allotted time. The Company negotiated settlements with such warrant holders aggregating approximately $175,000 in fair value. During the quarter ended June 30, 2019, the Company issued 19,801 shares of common stock and approximately $55,000 in cash in connection with such settlement.

Preferred Stock Penalty

On December 18, 2018, Alliance closed the placement of the first round of Series A Convertible Preferred stock pursuant to the Preferred SPA. The terms of the Preferred SPA required SCWorx to register the shares of common stock on a registration statement on Form S-1 within a prescribed period and to pay the holders a cash penalty if such shares were not timely registered.  The Company did not file a registration statement on Form S-1 within the required timeframe and has accrued approximately $205,000 in cash penalties as of June 30, 2019.  The Company is negotiating with certain holders of the Series A Convertible Preferred Stock to accept additional shares of Series A Convertible Preferred Stock instead of cash penalty payments.

Consultant Termination

On June 28, 2019, the Company terminated a contract with a third-party contractor providing investor relation services. The Company and such contractor have been in settlement discussions regarding the contract’s terms and the services provided through June 28, 2019. The Company has accrued $195,000 in order to settle the potential dispute with such contractor regarding the contract’s terms.

Item 1A. Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default under Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	Exhibits.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: August 14, 2019	By:	/s/ Marc S. Schessel
	Name:	Marc S. Schessel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

