Form 10-Q
period 2019-09-30
SCWorx Corp.
filed 2019-11-14
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Number of shares of the registrant’s common stock outstanding at November 12, 2019: 7,099,471

SCWorx Corp.

Form 10-Q - Quarterly Report

For the Quarter Ended September 30, 2019

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION		4

Item 1.	Financial Statements (unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018 (audited)	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (unaudited)	5

	Condensed Consolidated Statement of Changes in Stockholders’ Equity/(Deficit) for the three and nine months ended September 30, 2019 and 2018 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited)	8

	Notes to the Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION		38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signatures		41

Exhibit Index		42

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited) (as restated)
ASSETS
Current assets:
Cash	$1,028,620	$76,459
Accounts receivable	1,167,088	520,692
Interest receivable	—	121,350
Prepaid expenses and other assets	85,836	—
Convertible notes receivable, at fair value	—	837,317
Investment in warrants, at fair value	—	67,000
Total current assets	2,281,544	1,622,818

Fixed assets	110,612	—
Intangible assets	214,705	—
Goodwill	8,466,282	—
Due from shareholder	—	1,409,284
TOTAL ASSETS	$11,073,143	$3,032,102

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,993,789	$855,759
Contract liabilities	755,398	816,714
Total current liabilities	2,749,187	1,672,473
Notes payable - related party	—	1,591,491
TOTAL LIABILITIES	2,749,187	3,263,964

Commitments and contingencies

Stockholders’ Equity/(Deficit):
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 660,567 and 0 shares issued and outstanding, respectively	661	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 7,099,471 and 5,838,149 shares issued and outstanding, respectively	7,099	5,838
Additional paid-in capital	18,649,479	1,244,273
Accumulated deficit	(10,333,283)	(1,481,973)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	8,323,956	(231,862)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,073,143	$3,032,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$1,681,928	$975,810	$4,294,944	$2,573,974
Cost of revenue	890,332	624,273	2,494,990	2,146,629
Gross profit	791,596	351,537	1,799,954	427,345
Operating expenses:
General and administrative	1,384,435	178,336	10,384,759	402,366
Research and development	198,450	-	858,739	-
Total operating expenses	1,582,885	178,336	(11,243,498)	402,366
Income (loss) from operations	(791,289)	173,201	(9,443,544)	24,979
Interest expense	-	(59,250)	(23,720)	(149,307)
Other income	151,646	17,177	616,701	17,177
Loss on fair value of convertible notes	-	(94,557)	-	(94,557)
Income (loss) before taxes	(639,643)	36,571	(8,850,563)	(201,708)
Income tax expense (benefit)	747	-	747	-
Net Income/(loss)	$(640,390)	$36,571	$(8,851,310)	$(201,708)
Income (loss) per share:
Basic and diluted	$(0.10)	$0.01	$(1.49)	$(0.05)
Weighted average number of shares used in per share calculation, basic and diluted	6,716,060	4,476,013	5,935,372	4,476,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes In Stockholders’ Equity/(Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’/ Equity
Three Months Ended September 30, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 30, 2019, as restated	819,138	$819	6,584,180	$6,584	$17,895,657	$(9,692,893)	$8,210,167
Conversion of Series A Convertible Preferred Stock into common stock	(158,571)	(158)	417,292	417	(259)	—	—
Issuance of common stock in settlement of Series A Convertible Preferred Stock contractual fee	—	—	73,156	73	245,668	—	245,741
Common stock issued in settlement of litigation	—	—	24,843	25	74,975	—	75,000
Stock-based compensation	—	—	—	—	433,438	—	433,438
Net loss	—	—	—	—	—	(640,390)	(640,390)
Balance—September 30, 2019	660,567	$661	7,099,471	$7,099	$18,649,479	$(10,333,283)	$8,323,956

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’/ Equity
Nine Months Ended September 30, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2018, as restated	—	$—	5,838,149	$5,838	$1,244,273	$(1,481,973)	$(231,862)
Surrender of common stock in settlement of due from stockholder balance	—	—	(574,991)	(575)	(1,608,258)	—	(1,608,833)
Series A Convertible Preferred Stock issuance (Alliance MMA)	629,138	629	—	—	6,080,316	—	6,080,945
Issuance of common stock	—	—	1,283,124	1,283	5,883,078	—	5,884,361
Conversion of notes payable - related party into Series A Convertible Preferred Stock	190,000	190	—	—	1,899,810	—	1,900,000
Exercise of warrants	—	—	11,075	11	67,537	—	67,548
Settlement of disputed contractual claim	—	—	19,801	20	117,982	—	118,002
Issuance of warrants in settlement of lease dispute	—	—	—	—	66,275	—	66,275
Shares issued in cashless exercise of warrants	—	—	3,732	4	(4)	—	—
Stock-based compensation related to founder’s transfers of common stock to contractors	—	—	—	—	5,322,930	—	5,322,930
Stock-based compensation related to employee and contractor equity awards	—	—	3,290	3	960,878	—	960,881
Stock and warrant dividend	—	—	—	—	(1,705,722)	—	(1,705,722)
Conversion of Series A Convertible Preferred Stock into common stock	(158,571)	(158)	417,292	417	(259)	—	—
Issuance of common stock in settlement of Series A Convertible Preferred Stock contractual fee	—	—	73,156	73	245,668	—	245,741
Common stock issued in settlement of litigation	—	—	24,843	25	74,975	—	75,000
Net loss	—	—	—	—	—	(8,851,310)	(8,651,290)
Balance—September 30, 2019	660,567	$661	7,099,471	$7,099	$18,649,479	$(10,333,283)	$8,323,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes In Stockholders’ Equity/(Deficit) (continued)

(Unaudited)

	Membership	Members’	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’/ Members’
Three Months Ended September 30, 2018	Units	Deficit	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—June 30, 2017	17,500	$(1,339,538)	—	$—	—	$—	$—	$—	$(1,339,538)
Conversion from LLC to Corporation	(17,500)	$1,302,792	—	$—	17,500	$175	$—	$1,302,792)	$—
Net income	—	36,571	—	—	—	—	—	36,571	____
Balance September 30, 2018	—	$—	—	$—	17,500	$175	$—	$(1,339,363)	$(1,339,538)

	Membership	Members’	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’/ Members’
Nine Months Ended September 30, 2018	Units	Deficit	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2017	17,500	$(1,101,259)	—	$—	—	$—	$—	$—	$(1,101,259)
Net loss as LLC	—	(201,708)	—	—	—	—	—	—	(201,708)
Conversion from LLC to Corporation	(17,500)	1,302,792	—	—	17,500	175	—	(1,339,363)	—
Balance September 30, 2018	—	$—	—	$—	17,500	$175	$—	$(1,339,363)	$(1,339,538)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(8,851,310)	$(201,708)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation	4,194	—
Stock-based compensation	6,283,811	—
Issuance of common stock in settlement of Series A Convertible Preferred Stock contractual fee	245,741	—
Common stock issued in settlement of litigation	75,000	—
Amortization of acquired intangibles	25,295	—
Gain on change in fair value of warrant assets	(55,000)	—
Gain on exchange of debt for common stock	(151,646)	—
Gain on change in fair value of convertible notes receivable	(531,405)	—
Changes in operating assets and liabilities:
Accounts receivable	(646,396)	(1,872)
Prepaid expenses and other assets	35,514	—
Accounts payable and accrued liabilities	(305,437)	772,345
Contract liabilities	(61,316)	(162,190)
Net cash (used in)/provided by operating activities of continuing operations	(3,932,955)	406,575
Net cash (used in) operating activities of discontinued operations	(314,514)	—
Net cash (used in) provided by operating activities	(4,247,469)	406,575
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in reverse acquisition	5,441,437	—
Advances to shareholder	(199,549)	(833,482)
Purchase of convertible notes receivable - Alliance MMA	(215,000)	(642,620)
Purchases of fixed assets	(114,806)	—
Net cash provided by (used in) investing activities	4,912,082	(1,476,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	120,000	1,079,446
Proceeds from preferred stock placement	100,000	—
Proceeds from exercise of warrants	67,548	—
Net cash provided by financing activities	287,548	1,079,446
NET INCREASE IN CASH	952,161	9,919
CASH - BEGINNING OF PERIOD	76,459	15,159
CASH - END OF PERIOD	1,028,620	25,078
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	—	—
Cash paid for taxes	$747	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of disputed contractual claim with issuance of common stock	$118,002	—
Issuance of warrant in settlement of vendor liability - discontinued operations	66,275	—
Cashless exercise of warrant	4	—
Surrender of common stock in settlement of due from shareholder balance	1,608,833	—
Stock and warrant dividend	1,705,722	—
Warrants issued to company	19,000	—
Conversion of notes payable-related party and interest into Series A Convertible Preferred Stock	1,900,000	—
Issuance of preferred and common stock in connection with acquisition of Alliance MMA, net of cash	6,423,869	—
Conversion of Series A Convertible Preferred Stock into common shares	1,585,710	—
Common stock issued in settlement of litigation	75,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Nature of Business

SCWorx, LLC (n/k/a SCW FL Corp.) (“SCW LLC”) was a privately held limited liability company which was organized in Florida on November 17, 2016. On December 31, 2017, SCW LLC acquired Primrose Solutions, LLC (“Primrose”), a Delaware limited liability company, which became its wholly-owned subsidiary and focused on developing functionality for the software now used and sold by SCWorx Corp. (the “Company” or “SCWorx”). The majority interest holders of Primrose were interest holders of SCW LLC and based upon Staff Accounting Bulletin Topic 5G, the technology acquired has been accounted for at predecessor cost of $0. To facilitate the planned acquisition by Alliance MMA, Inc., a Delaware corporation (“Alliance”), on June 27, 2018, SCW LLC merged with and into a newly-formed entity, SCWorx Acquisition Corp., a Delaware corporation (“SCW Acquisition”), with SCW Acquisition being the surviving entity. Subsequently, on August 17, 2018, SCW Acquisition changed its name to SCWorx Corp. On November 30, 2018, the Company and certain of its stockholders agreed to cancel 6,510 shares of common stock. In June 2018, the Company began to collect subscriptions for common stock. From June to November 2018, the Company collected $1.25 million in subscriptions and issued 3,125 shares of common stock to new third-party investors. In addition, on February 1, 2019, (i) SCWorx Corp. (f/k/a SCWorx Acquisition Corp.) changed its name to SCW FL Corp. (to allow Alliance to change its name to SCWorx Corp.) and (ii) Alliance acquired SCWorx Corp. (n/k/a SCW FL Corp.) in a stock- for- stock exchange transaction and changed Alliance’s name to SCWorx Corp., which is the Company’s current name, with SCW FL Corp. becoming the Company’s subsidiary.

Business Combination and Related Transactions

In June 2018, SCWorx Acquisition Corp. entered into a Securities Purchase Agreement (“SPA”) with Alliance, as amended on December 18, 2018, under which SCWorx Acquisition Corp. agreed to purchase up to $1.25 million in principal amount of Alliance’s convertible notes and warrants to purchase up to 1,128,356 [59,387 shares reflective of one for nineteen stock split] [bracketed amounts disclosed represent post-split adjusted shares or per share amounts] shares of Alliance common stock. The initial $750,000 tranche of the notes was convertible into shares of Alliance common stock at an initial conversion price of $0.3725 [$7.0775 post-split] and the related 503,356 [26,492 post-split] warrants have an exercise price of $0.3725 [$7.0775 post-split]. The conversion price on the $750,000 convertible note was reduced to $0.215 [$4.085 post-split] per share in January 2019. The remaining $500,000 tranche of the notes was convertible into shares of Alliance common stock at a conversion price of $0.20 [$3.80 post-split] and the related 625,000 [32,895 post-split] warrants had an exercise price of $0.30 [$5.70 post-split]. All of these notes (an aggregate of $1.25 million in principal amount) converted automatically into Alliance common stock upon the closing of the Company’s acquisition on February 1, 2019 and were distributed to certain of the Company’s common stockholders.

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

On August 20, 2018, the Company and its stockholders entered into a Stock Exchange Agreement with Alliance, as amended on December 18, 2018 (“SEA”). Under the SEA, the Company’s shareholders agreed to sell all of the issued and outstanding common stock of the Company, in exchange for which Alliance agreed to issue at the closing 100,000,000 shares of Alliance common stock to the Company’s stockholders.

Pursuant to the SPA, between November 16, 2018 and December 31, 2018, the Company purchased additional Alliance convertible notes in the aggregate principal amount of $275,000 and warrants to purchase 356,250 [18,750 post-split] shares of Alliance common stock, for an aggregate purchase price of $275,000. Each of the Notes bore interest at 10% annually and matured one year from the issue date. These warrants had an exercise price of $0.30 [$5.70 post-split], a term of five years and were vested upon grant. This brought the total amount funded by the Company to $1,035,000 as of December 31, 2018. In January 2019, SCWorx purchased $215,000 of additional Alliance convertible notes under the aggregate $1,250,000 SPA. These notes automatically converted into Alliance common stock upon the closing of the Company’s acquisition on February 1, 2019 and were purchased under the aggregate $1.25 million terms of the SPA. The share amounts listed in Note 6 in brackets are post-split.

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

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Liquidity

The Company’s primary need for liquidity is to fund the working capital needs of the business and general corporate purposes. The Company has historically incurred losses and has relied on borrowings from members to fund the operations and growth of the business. As of September 30, 2019, the Company had cash of approximately $1.0 million, negative working capital of approximately $0.6 million and an accumulated deficit of approximately $10.3 million.

During 2018, the Company began to gain traction with more hospitals and witnessed customer renewals of expiring agreements with existing customers. During the first quarter of 2019, the Company signed four contracts with new customers and during the second quarter completed a number of data consulting projects as proof of concept for potentially new customers. During the third quarter the Company signed two contracts with new customers. The Company’s target is to sign on average, a contract a month, with new customers during 2019. Management expects increases in revenue to provide sufficient cash flow to fund the operations for at least the one-year period following the release of these condensed consolidated financial statements.

On November 30, 2018, the Company completed a private placement of common stock of $1.25 million. In February 2019, the transactions related to the purchase of Alliance MMA resulted in a gross increase of cash of $5.4 million which the Company has utilized a significant portion to operate the business. Management believes the remaining cash balance of $1.0 million along with anticipated increases in sales is expected to fund operations for at least the next 12 months; however, the Company will thereafter need to raise additional funding through strategic relationships and, public or private equity or debt financings. If such funding is not available or not available on terms acceptable to the Company, the Company’s current plans for expansion, including new product development, may be curtailed or cancelled.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2019 and 2018, and for the three and nine months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2018 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The results of operations for the three month and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2019 or any future period and the Company makes no representations related thereto.

Reclassification

A reclassification has been made to the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Changes in Stockholders’ Equity/(Deficit) to break out the total Series A Convertible Preferred Stock par value of $819 and additional paid in capital of $7,980,126. Previously, for the quarter ended March 31, 2019, the entire balance was disclosed as Series A Convertible Preferred Stock. This change in classification does not affect the previously reported total stockholders’ equity balance. In addition, the authorized common stock has been restated to reflect the correct amount of 45,000,000 authorized shares of common stock.

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

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

Management applies fair value accounting for significant financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. Management defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, management considers the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 - Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability.

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, 0accounts receivable, due from shareholder and convertible notes receivable. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing internal credit evaluations of its customers’ financial condition, obtains deposits and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company believes that any concentration of credit risk in its due from shareholder and convertible notes receivable was substantially mitigated by the shareholder’s material interest in the Company, ability to sell off portions of the interest, if necessary, and the closing of the acquisition of SCWorx by Alliance and conversion of the notes payable - related party into shares of Series A Convertible Preferred Stock and the settlement of the due from stockholder balance with the surrender of 1,401 SCWorx shares of common stock in January 2019.

For the quarter ended September 30, 2019, the Company had 2 customers representing 19% and 12% of aggregate revenues. For the quarter ended September 30, 2018, the Company had 3 customers representing 20%, 19% and 12% of aggregate revenues. At September 30, 2019, the Company had 4 customers representing 22%, 16% and 15% and 11% of aggregate accounts receivable. At December 31, 2018, the Company had 3 customers representing 39%, 21% and 13% of aggregate accounts receivable.

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers' inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer's ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company's estimates. The Company deemed no allowance for doubtful accounts necessary as of September 30, 2019 and December 31, 2018.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in the lease right-of-use (“ROU”) assets, current portion and long-term portion of lease obligations on our consolidated balance sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments to be made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease, which are included in the lease ROU asset when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease components only, none with non-lease components, which are generally accounted for separately. See Note 9 – Leases.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Business Combinations

The Company includes the results of operations of a business it acquires in its condensed consolidated results as of the date of acquisition. The Company allocates the fair value of the purchase consideration of its acquisition to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired businesses and the Company. Intangible assets are amortized over their estimated useful lives. The fair value of contingent consideration (earn out) associated with acquisitions is remeasured each reporting period and adjusted accordingly. Acquisition and integration related costs are recognized separately from the business combination and are expensed as incurred. For additional information regarding the Company’s acquisitions, refer to “Note 4 – Business Combinations.”

Goodwill and Identified Intangible Assets

Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Goodwill also includes acquired assembled workforce, which does not qualify as an identifiable intangible asset. The Company reviews impairment of goodwill annually in the fourth quarter, or more frequently if events or circumstances indicate that the goodwill might be impaired. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

Identified intangible assets. Identified finite-lived intangible assets consist of ticketing software and promoter relationships resulting from the February 1, 2019 business combination. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 7 years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

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

Depreciation expense for the nine months ended September 30, 2019 and 2018 was approximately $4,194 and $0, respectively.

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

In periods prior to the adoption of Accounting Standard Codification (“ASC”) 606, the Company recognized revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and the collectability of the resulting receivable is reasonably assured. The adoption of Topic 606 did not result in a cumulative effect adjustment to our opening retained earnings since there was no significant impact upon adoption of Topic 606. There was also no material impact to revenues, or any other financial statement line items for the year ended December 31, 2018 as a result of applying ASC 606.

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

Contract Balances

Contract assets arise when the revenue associated prior to the Company’s unconditional right to receive a payment under a contract with a customer (i.e., unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of September 30, 2019 and December 31, 2018.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were approximately $755,000 and $817,000 as of September 30, 2019 and December 31, 2018, respectively.

Research and Development Costs

The Company expenses all research and development related costs as incurred. Research and development cost for the quarters ended September 30, 2019 and 2018 was approximately $198,000 and $0, respectively. Research and development cost for the nine months ended September 30, 2019 and 2018 was approximately $859,000 and $0, respectively. These research and development cost relate to new product development and programming expenses expected to be released during 2019.

Advertising Costs

The Company expenses advertising costs as incurred. There were no advertising costs for the quarters or nine months ended September 30, 2019 and 2018.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2019, the Company has evaluated available evidence and concluded that the Company may not realize all the benefit of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (“Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings. As of September 30, 2019, we completed the accounting for tax effects of the Tax Act under ASC 740. There were no impacts to the reporting period ended September 30, 2019.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The income tax expense for the quarters ended September 30, 2019 and 2018 was $747 and $0, respectively, and was $747 and $0 for the nine months ended September 30, 2019 and 2018, respectively. The income tax expense represents the minimum state income tax for the quarter ended September 30, 2019.

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

Indemnification

The Company provides indemnification of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s software. In accordance with authoritative guidance for accounting for guarantees, the Company evaluates estimated losses for such indemnification. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against the Company and no liability has been recorded in the Company’s condensed consolidated financial statements.

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

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its condensed consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See “Note 9 – Commitments and Contingencies,” for further information.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the accounting for the business combination, the recognition of revenue, collectability of accounts receivable, valuation of convertible notes receivable and related warrants, the assessment of recoverability of goodwill and intangible assets, the assessment of useful lives and the recoverability of property and equipment, the valuation and recognition of stock-based compensation expense, loss contingencies, and income taxes. Actual results could differ materially from those estimates.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is provided for lessees of capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. The Company adopted the provisions of ASU 2016-02 and ASU 2018-11 in the quarter beginning January 1, 2019. The adoption resulted in the recognition of additional disclosures and a right of use asset of approximately $53,000 included as a component of prepaid expenses and other assets and a lease liability of approximately $53,000, which is included as a component of accounts payable and accrued liabilities.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company has adopted this new standard in the first quarter of fiscal 2019 and the adoption of the standard did not have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements” and ASU No. 2019-01 “Leases (Topic 842) Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non-lease components and to exclude short-term leases from its condensed consolidated balance sheet. The Company’s adoption of the new standard as of January 1, 2019 resulted in the recognition of right-of-use assets of $53,000 and liabilities of $53,000 with no material cumulative effect adjustment to equity as of the date of adoption. In connection with the adoption of this guidance, as required, the Company reclassified deferred rent liabilities as reductions to lease assets. Adoption of the new standard did not have a material impact on the Company’s condensed consolidated statements of operations or cash flows. See Note 8- Leases for additional information.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Business Combinations

Preliminary purchase accounting

On February 1, 2019, the Company’s shareholders exchanged all of its outstanding shares in exchange for 5,263,158 post-split shares of Alliance common stock. Due to the Company’s shareholders acquiring a controlling interest in Alliance after acquisition, the transaction was treated as a reverse merger for accounting purposes, with SCWorx being the reporting company. In accordance with purchase accounting rules under ASC 805, the purchase consideration was $11,865,306.

The acquisition was accounted for under the acquisition method of accounting. The assets acquired, liabilities assumed and preliminary purchase allocation, which is based on estimates and valuations of management, is as follows:

Estimated Fair Value

Cash	$5,441,437
Goodwill	8,466,282
Identifiable intangible assets:
Ticketing software	64,000
Promoter relationships	176,000
Total identifiable intangible assets	240,000
Accounts payable	(1,901,624)
Current liabilities - discontinued operations	(380,789)
Aggregate purchase price	$11,865,306

The allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition date fair values are considered preliminary and may change within the permissible measurement period, not to exceed one year.

Identified intangible assets consist of the following:

		September 30, 2019
Intangible assets	Useful Life	Gross Assets	Accumulated Amortization	Net
Ticketing software	5 years	$64,000	$(8,533)	$55,467
Promoter relationships	7 years	176,000	(16,762)	159,238
Total intangible assets, gross		$240,000	$(25,295)	$214,705

Amortization expense for the quarter ended September 30, 2019 and 2018, was $9,485 and $0, respectively.

Amortization expense for the nine months ended September 30, 2019 and 2018, was $25,295 and $0, respectively.

As of September 30, 2019, the estimated future amortization expense on an annual basis of amortizable intangible assets is as follows:

2019 (remaining 3 months)	$9,486
2020	37,943
2021	37,943
2022	37,943
2023	37,943
Thereafter	53,447
$214,705

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Goodwill

The changes to the carrying value of goodwill from January 1, 2019 through September 30, 2019 are reflected below:

December 31, 2018
Goodwill related to the acquisition of Alliance MMA	$8,466,282
September 30, 2019	$8,466,282

Note 5. Related Party Transactions

Due from Shareholder

The Company’s founder and majority stockholder had provided cash advances on an unsecured and non-interest-bearing basis, during the first few years of operation. Beginning in 2016, the founder began receiving distributions from the Company. The amounts owed to, and due from, the shareholder have been netted in the accompanying consolidated balance sheets. In January 2019, this shareholder surrendered 1,401 common shares to the Company as settlement of the balance due. As of September 30, 2019, and December 31, 2018, the net balance due from the founder was approximately $0 and approximately $1.4 million, respectively. The balance did not carry a maturity date and there were no repayment terms.

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

As previously mentioned, on August 20, 2018, the Company entered into an SEA with Alliance MMA, as amended on December 18, 2018, in connection therewith this minority shareholder agreed to accept shares of Series A Convertible Preferred Stock having a face value equal to the total amount owed to him of $2.1 million in full satisfaction of such indebtedness (including principal and accrued interest).

As of September 30, 2019, and December 31, 2018, the notes payable - related party totaled $0 and $1,591,491 respectively. On September 30, 2019, the note holder agreed to accept 17,000 shares of the Company’s common stock in January 2020 as full settlement.

The Company incurred interest expense of approximately $0 and $48,434 for the quarters ended September 30, 2019 and 2018, respectively, and $23,720 and $149,307, for the nine months ended September 30, 2019 and 2018, respectively. The Company incurred no interest expense on the notes payable - related party since February 1, 2019 as the holder agreed to settle the principal and interest balance with Series A Convertible Preferred Stock.

As of September 30, 2019 and 2018, the accrued interest balance was $0 and $282,000, respectively.

In addition, this shareholder also provided office space to the Company at no cost through January 2019.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Convertible Notes Receivable

On June 28, 2018, SCWorx Acquisition Corp. entered into an SPA with Alliance MMA, under which SCW LLC agreed to buy up to $1.0 million in principal amount of convertible notes and warrants to purchase up to 671,142 [35,323] shares of common stock. The notes were originally convertible into shares of common stock at a conversion price of $0.3725 [$7.0775] and bore interest at 10% annually. The warrants were originally exercisable for shares of common stock at an exercise price of $0.3725 [$7.0775].

Under the SPA, SCWorx Acquisition Corp. agreed to fund (i) $500,000 at the initial closing, (ii) a second tranche of $250,000 upon the signing of a business combination agreement with the Company and (iii) a third tranche of $250,000 upon mutual agreement of Alliance MMA and SCWorx.

On December 18, 2018, SCWorx agreed to increase the total amount of principal from $1.0 million to $1.25 million and to reduce the conversion price of the final $500,000 installment of the aggregate $1,250,000 note purchase to $0.20 [$3.80] per share. The warrant exercise price for the related warrants to purchase 625,000 [32,895] shares was reduced to $0.30 [$5.70] per share.

Pursuant to the SPA, during 2018, SCWorx purchased convertible notes from Alliance MMA in the principal amount of $1,035,000 and warrants to purchase an aggregate of 859,606 [45,242] shares of common stock, for an aggregate purchase price of $1,035,000. The note for $750,000 bears interest at 10% annually and matures on July 31, 2019. This note was amended in January 2019 to reduce the conversion price to $0.215 [$4.09] per share. The related warrant to acquire 503,356 [26,492] shares of common stock has an exercise price of $0.3725 [$7.0775], a term of five years and was vested upon grant. The note for $275,000 has a conversion price of $0.20 [$3.80], bore interest at 10% annually and matured on June 22, 2019. The warrant to acquire 356,250 [18,750] shares of common stock has an exercise price of $0.30 [$5.70], a term of five years and was vested upon grant.

During the first quarter of 2019, SCWorx purchased additional convertible notes from Alliance MMA in the principal amount of $215,000 and warrants to purchase an aggregate of 268,750 [14,145] shares of common stock, for an aggregate purchase price of $215,000. The note for $215,000 had a conversion price of $0.20 [$3.80], bore interest at 10% annually and matured on June 22, 2019. The warrant to acquire 268,750 [14,145] shares of common stock had an exercise price of $0.30 [$5.70], a term of five years and was vested upon grant.

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

The following table presents information as of December 31, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a recurring basis:

Financial Instrument	Fair Value	Valuation technique	Significant Unobservable inputs
Convertible notes receivable	$837,317	Monte Carlo Simulation	Probability of conversion and interest rates on comparable financial instruments
Investment in warrants	$67,000	Black-Scholes Option Pricing Model	Common stock volatility and discount

The fair value of the convertible notes receivable (and related discount) at the date of issuance was determined using the Monte Carlo simulation, probability of conversion and comparable interest rates. In conjunction with the acquisition, the Company did not have any of these financial instruments at September 30, 2019.

The assumptions used to measure the fair value of the convertible notes receivable as of original issuance dates and as of December 31, 2018 were as follows:

	Issuance Dates	December 31, 2018
Risk-Free Interest Rate	2.41%-2.47%	2.41%
Probability of conversion into equity	50%-90%	90%
Expected Volatility	91.95%	91.95%
Term	.09-.59 years	.09 year

As of December 31, 2018, the Company held warrants to purchase shares of common stock of Alliance MMA.  The fair value of the warrant asset (and related discount) at the date of issuance was determined using the Black-Scholes option pricing model. The Black-Scholes model uses a combination of observable inputs (Level 2) and unobservable inputs (Level 3) in calculating fair value.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In relation to the acquisition, the Company no longer held these investments at September 30, 2019, thus there is no impact to the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019, however a gain was recorded for $586,000 related to increase in fair value and is included in other income.

A summary of the changes in the Company’s convertible notes receivable at fair value using significant unobservable inputs (Level 3) as of and for the nine months ended September 30, 2019 is as follows:

2019
Convertible notes receivable, December 31, 2018	$837,317
Notes issued (face value $215,000), at fair value	196,000
Increase in fair value	531,405
Conversion of notes into common stock	(1,564,722)
Investment in notes receivable, September 30, 2019	$-

A summary of the changes in the Company’s investment in warrants measured at fair value using significant unobservable inputs (Level 3) as of and for the nine months ended September 30, 2019 is as follows:

2019
Investment in warrants, December 31, 2018	$67,000
Warrants issued to the Company	19,000
Increase in fair value	55,000
Conversion of warrants into common stock	(141,000)
Investment in warrants, September 30, 2019	$-

The values of the investment in warrants at issuance and as of September 30, 2019 were $152,000 and $0, respectively, with a gain from the change in fair value of $55,000 for the nine months ended September 30, 2019 and is component of other income in the accompanying condensed consolidated statement of operations.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Leases

Operating Leases

The Company leases office facilities under operating leases. Our principle executive office in New York City is under a month to month arrangement. The Company’s also has an office lease with a remaining lease term of fifteen months. Leases with a probable term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As a practical expedient, the Company elected, for all office and facility leases, not to separate nonlease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. The Company uses its incremental borrowing rate for purposes of discounting lease payments.

Lease expense for the three months ended September 30, 2019 and 2018 was approximately $11,250 and $9,000, respectively.

Lease expense for the nine months ended September 30, 2019 and 2018 was approximately $35,500 and $26,000, respectively.

The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 840. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non-lease components and to exclude short-term leases from its condensed consolidated balance sheet. The Company’s adoption of the new standard as of January 1, 2019 resulted in the recognition of right-of-use assets of approximately $53,000 and liabilities of approximately $53,000. There was no impact to the accumulated deficit upon adoption of Topic 842.

We have operating leases for corporate, business and technician offices.  Leases with a probable term of 12 months or less, including month-to-month agreements, are not recorded on the condensed consolidated balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). Our leases have remaining lease terms of one to 15 months, none of which include options to extend the leases without a new arrangement.

As of September 30, 2019, assets recorded under operating leases were approximately $22,000, which is included as a component of prepaid expenses and other assets. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The following table presents supplemental condensed consolidated balance sheet information related to our operating leases:

As of September 30, 2019
Right-of-use Assets	$22,000
Short-term operating lease liabilities	$22,000

For the three and nine months ended September 30, 2019, the components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$11,250	$35,500

Total lease cost	$11,250	$35,500

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other information related to leases was as follows:

Three Months Ended September 30, 2019
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$11,250

Weighted Average Remaining Lease term (months) – operating leases	15

Weighted Average Discount Rate – operating leases	10%

The maturity analysis of the Company’s annual undiscounted cash flows of operating lease liabilities as of September 30, 2019 are as follows:

Operating Lease
Year Ending December 31, :
2019 (excluding the quarters ended September 30, 2019)	$4,050
2020	18,550
Total minimum lease payments	22,600
Lease amount representing interest	(600)
Total lease liabilities	$22,000

There were no commitments for non-cancelable operating leases as of December 31, 2018 and as of September 30, 2019 there were non-cancelable lease liabilities of $21,960.

As of September 30, 2019, we have no additional operating leases, than that noted above, and no financing leases.

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

On October 25, 2019, the Company and John Price, the Company’s Chief Financial Officer, mutually agreed that Mr. Price would cease to be employed by the Company in any capacity, effective immediately. In addition, on October 25, 2019, the Board of Directors appointed Marc S. Schessel, Chief Executive Officer and Chairman of the Board of Directors of the Company, as interim Chief Financial Officer.

In conjunction with the termination of his employment, the Company and Mr. Price executed a Settlement Agreement and Mutual Release (the “Settlement Agreement”) pursuant to which Mr. Price agreed that his existing employment agreement would be deemed terminated without cause and that Mr. Price would continue to provide transitional assistance to the Company for a period of 90 days from the date of his termination (the “Transition Period”). In addition, the Company agreed to pay Mr. Price an adjusted annual base salary of $150,000 during the Transition Period, as well issue him 75,000 shares of restricted stock pursuant to the Company’s Amended and Restated 2016 Equity Incentive Plan, with 25,000 shares issuable eon the second trading day following the filing by the Company of its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 and the remaining 50,000 shares issuable on January 2, 2020.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 29, 2019, Network 1 Financial Securities Inc. (“Network 1”) served a complaint against Alliance and SCWorx. Network 1 alleges that Alliance breached its obligation under Network 1’s agreements with Alliance to indemnify  Network 1 for certain costs that Network 1 allegedly incurred in connection with the defense and settlement of the class action litigation previously instituted against Alliance and Network 1.  This class action litigation has since been resolved, as previously disclosed in the consolidated financial statements that were filed with the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 22, 2019. Network 1 has demanded approximately $135,000 in payment of alleged damages.  The Company does not believe that it owes the amount demanded and intends to vigorously defend against these claims. On August 9, 2019, SCWorx and Alliance filed a motion to dismiss the complaint on the grounds that Network 1 is a foreign corporation that is not authorized to do business in the State of New York and/or seeking a stay of the action until such time as Network 1 has obtained such authorization and paid to the State of New York all fees and taxes, penalties and interest accrued under the tax law. The briefing on such motion is complete and the Court has scheduled oral argument for November 21, 2019.

On December 19, 2018, the Company’s former CEO, Robert L. Mazzeo, who resigned on May 25, 2018, served a complaint against Alliance in the United States District Court for the Southern District of NY. Mr. Mazzeo alleges that he (i) was fraudulently induced to become the CEO of the Company and (ii) entered into an employment contract with the Company and that the Company breached such contract. Mr. Mazzeo seeks damages in excess of $500,000. The Company believes that the lawsuit is frivolous and violative of Rule 11 of the Federal Rules of Civil Procedure. The Company filed an answer to the complaint on February 5, 2019. During the second quarter 2019, the Company reached a settlement with Mr. Mazzeo whereas the Company agreed to pay $35,000 in cash and issue $75,000 of common stock. On September 30, 2019, 24,843 shares of common stock were issued to Mr. Mazzeo. . In October 2019, the Company paid Mr. Mazzeo the $35,000 cash portion of the settlement.

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

Preferred Stock Penalty

On December 18, 2018, Alliance closed the placement of the first round of Series A Convertible Preferred Stock securities purchase agreements pursuant to which such Series A Convertible Preferred Stock was issued. The terms of the agreements required SCWorx to register the underlying common stock under a registration statement on Form S-1 within a prescribed period or pay the holders a penalty.  The Company did not file a registration statement on Form S-1 within the required timeframe and accrued for the penalty of approximately $250,000 during the second quarter of 2019. During the third quarter 2019, the Company issued 73,156 shares of common stock as full settlement of the fee obligation.

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

Note 10. Stockholders’ Equity

The December 31, 2018 common stock and additional paid-in capital amounts have been restated to reflect the share exchange in connection with the Alliance acquisition of SCW FL Corp. and subsequent one-for-nineteen reverse stock split.

Transfer of Common Stock to Consultants

On or about February 1, 2019, the Company’s founder and CEO as well as the President, transferred an aggregate of approximately 1,379,000 and 144,000 shares of common stock, respectively to certain consultants of the Company, of which approximately 983,000 and 144,000 shares of common stock, respectively were sold to consultants in exchange for promissory notes.  The Company accounted for these share transfers as stock-based compensation expense based upon the Black-Scholes model as if these were stock option grants made by the Company.  The Company used the following inputs in the Black-Scholes option pricing model, expected life of 5 years, risk-free interest rate of 2.51%, volatility 92% and dividend yield of 0%.  As a result, the Company recognized approximately $3.6 million of stock-based compensation expense during the first quarter of 2019 related to these share transfers.  Additionally, approximately 396,000 shares of common stock were transferred by the founder and CEO to contractors for no consideration.  The Company accounted for these share transfers as stock-based compensation based upon the underlying common stock price of $0.23 as of the date of transfer.  The Company recognized $1.7 million of stock-based compensation expense related to these transfers during the first quarter 2019.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On February 13, 2019, the Board of Directors of the Company granted an aggregate of 425,000 post – split restricted stock units (“RSUs”) under the 2016 Plan, of which an aggregate of 325,000 post-split shares were granted to management and vest quarterly over the next three years, and of which 100,000 were issued to a consultant and vest quarterly over one year. Upon the effectiveness under the Securities Act of a registration statement on Form S-8 with respect to the shares covered by the 2016 Plan, these RSUs vest in twelve equal quarterly installments, commencing on the grant date of February 13, 2019 and had a grant date fair value of approximately $2.7 million. The Company also granted an additional 525,000 post-split RSUs which are subject to performance vesting, of which an aggregate of 225,000 post-split shares were issued to our management and of which 300,000 were issued to a consultant. Additionally, the board of directors awarded stock options under the 2016 Plan to each of the four independent board members to acquire an aggregate of 53,572 post-split shares of the Company’s common stock and to an employee to acquire 25,000 post-split shares. The stock options have a term of five years, an exercise price of $6.49 per share, vest quarterly over four quarters beginning on the grant date of February 13, 2019 and had a grant date fair value of $431,000. The Company determined the fair value of the stock options using the Black-Scholes model with the following inputs, expected life 10 years, risk-free interest rate 0.25%, dividend yield 0%, expected volatility 90%.

On June 28, 2019, the Company terminated the aforementioned consultant and reversed the stock-based compensation expense recognized during the first quarter 2019 totaling $162,250 as the consultant had not vested in any of the RSU’s.

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of September 30, 2019 and for the nine months ended are:

Reflective of one-for-nineteen reverse stock split

	Warrant Grants		Stock Option Grants
	Number of Shares Subject to Warrants	Weighted-Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted-Average Exercise Price Per Share
Balance at December 31, 2018	236,825	$27.84	135,023	$7.70
Granted	1,112,220	$5.67	53,572	6.49
Exercised	(11,075)	5.51	-	-
Cancelled/Forfeited	(26,054)	5.51	-	-
Balance at September 30, 2019	1,311,916	$9.88	188,595	$7.35
Exercisable at September 30, 2019	1,311,916	$9.88	188,595	$7.35

As of September 30, 2019 and December 31, 2018, the total unrecognized expense for unvested stock options and restricted stock awards, net of actual forfeitures, was approximately $3.7 million and $0, respectively, to be recognized over a three-year period for restricted stock awards and one year for option grants from the date of grant.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense	$433,438	$-	$6,283,811	$-

Stock-based compensation expense categorized by the equity components is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock option awards	$73,528	$-	$196,074	$-
Common stock	359,910	-	764,807	-
Transfer of common stock by founders to contractors	-	-	5,322,930	-
	$433,438	$-	$6,283,811	$-

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,
	2019	2018
Stock options	188,595	—
Warrants	1,311,916	—
Total common stock equivalents	1,500,511	—

	Nine Months Ended September 30,
	2019	2018
Stock options	188,595	—
Warrants	1,311,916	—
Total common stock equivalents	1,500,511	—

Note 12. Subsequent Events

On October 25, 2019, the Company and John Price, the Company’s Chief Financial Officer, mutually agreed that Mr. Price would cease to be employed by the Company in any capacity, effective immediately. In addition, on October 25, 2019, the Board of Directors appointed Marc S. Schessel, Chief Executive Officer and Chairman of the Board of Directors of the Company, as interim Chief Financial Officer.

In conjunction with the termination of his employment, the Company and Mr. Price executed a Settlement Agreement and Mutual Release (the “Settlement Agreement”) pursuant to which Mr. Price agreed that his existing employment agreement would be deemed terminated without cause and that Mr. Price would continue to provide transitional assistance to the Company for a period of 90 days from the date of his termination (the “Transition Period”). In addition, the Company agreed to pay Mr. Price an adjusted annual base salary of $150,000 during the Transition Period, as well issue him 75,000 shares of restricted stock pursuant to the Company’s Amended and Restated 2016 Equity Incentive Plan, with 25,000 shares issuable eon the second trading day following the filing by the Company of its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 and the remaining 50,000 shares issuable on January 2, 2020.

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

Nature of Business

SCWorx, LLC (n/k/a SCW FL Corp.) (“SCW LLC”) was a privately held limited liability company which was organized in Florida on November 17, 2016. On December 31, 2017, SCW LLC acquired Primrose Solutions, LLC (“Primrose”), a Delaware limited liability company, which became its wholly-owned subsidiary and focused on developing functionality for the software now used and sold by SCWorx Corp. (the “Company” or “SCWorx”). The interest holders of Primrose were interest holders of SCW LLC and based upon SAB Topic 5G, the technology acquired has been accounted for at predecessor cost of $0. To facilitate the planned acquisition of SCWorx (the “Acquisition”) by Alliance MMA, Inc., a Delaware corporation (“Alliance”), on June 27, 2018, SCW LLC merged with and into a newly-formed entity, SCWorx Acquisition Corp., a Delaware corporation (“SCW Acquisition”), with SCW Acquisition being the surviving entity. Subsequently, on August 17, 2018, SCW Acquisition changed its name to SCWorx Corp. On November 30, 2018, the Company and certain stockholders agreed to cancel 6,510 shares of common stock. In June 2018, the Company began to collect subscriptions for common stock. From June to November 2018, the Company collected $1.25 million in subscriptions and issued 3,125 shares of common stock to new third-party investors. In addition, on February 1, 2019, (i) SCWorx Corp. (f/k/a SCWorx Acquisition Corp.) changed its name to SCW FL Corp. (to allow Alliance to change its name to SCWorx Corp.) and (ii) Alliance acquired SCWorx Corp. (n/k/a SCW FL Corp.) in a stock- for- stock exchange transaction and changed Alliance’s name to SCWorx Corp., which is the Company’s current name, with SCW FL Corp. becoming the Company’s subsidiary.

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

The Company has identified the following performance obligations in its contracts with customers:

1)	data normalization: includes data preparation, product and vendor mapping, product categorization, data enrichment and other data related services.

2)	SaaS: generated from clients’ access of and usage of the Company’s hosted software solutions on a subscription basis for a specified contract term, which is usually annually. In SaaS arrangements, the client cannot take possession of the Company’s software during the term of the contract and generally has the right to access and use the software and receive any software upgrades published during the subscription period.

3)	maintenance: includes ongoing data cleansing and normalization, content enrichment, and optimization.

4)	professional services: mainly related to specific customer projects to manage and/or analyze data and review for cost reduction opportunities.

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

Results of Operations - Three and Nine Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
Revenue	1,681,928	975,810	706,118	72%

Revenue for the three months ended September 30, 2019 was approximately $1.7 million, compared to revenue for the three months ended September 30, 2018, which was $976,000. The increase in revenue is primarily related to revenue from the addition of four new multi-year customer contracts during the first quarter of 2019, data consulting projects completed during the second quarter of 2019, totaling $305,000, a license renewal of $50,000, and monthly maintenance revenue from new customers from the third and fourth quarter 2018.

	Nine Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
Revenue	4,294,944	2,573,974	1,720,970	67%

Revenue for the nine months ended September 30, 2019 was approximately $4.29 million, compared to revenue for the nine months ended September 30, 2018, which was approximately $2.6 million. The increase in revenue is primarily related to revenue from the addition of four new customer contracts during the first quarter of 2019, data consulting projects completed during the second quarter of 2019 totaling $305,000, a license renewal of $50,000, and monthly maintenance revenue from new customers from the third and fourth quarter 2018.

Expenses

Cost of revenue

	Three Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
Cost of revenue	$890,332	$624,273	$266,059	43%

Cost of revenue increased $266,000 to $890,000 for the three months ended September 30, 2019, compared to $624,000 for the same period in 2018. The increase is due to additional consulting costs related to new customers in 2019.

	Nine Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
Cost of revenue	$2,494,990	$2,146,629	$348,361	16%

Cost of revenue increased $348,000 to approximately $2.5 million for the nine months ended September 30, 2019, compared to approximately $2.1 million for the same period in 2018. The increase is due to additional consulting costs related to new customers in 2019.

General and administrative

	Three Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
General and administrative	$1,384,435	$178,336	$1,206,099	6,763%

General and administrative expenses increased approximately $1.2 million to approximately $1.4 million for the three months ended September 30, 2019, compared to $178,000 for the same period in 2018. Salary and wages increased $447,000, as the Company hired additional executives in February 2019 in connection with the Acquisition and added our Chief Operating Officer during the second quarter 2019. Stock-based compensation expense increased $433,000 related to employee, director, and non-employee equity awards, accounting and auditing costs increased $34,000 related to the various required regulatory filings, technical accounting and valuation work related to the Acquisition. Legal fees increased $23,000 related to the Acquisition and various corporate matters, U.S. Securities and Exchange Commission (“SEC”) related expenses increased $7,000, travel increased $48,000 mainly related to sales opportunities, insurance increased $43,000 as the Company made adjustments to various policies, information technology supplies increased $18,000, amortization increased $9,500 and investor relations expenses increased $17,000.

	Nine Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
General and administrative	$10,384,759	$402,366	$9,982,393	2,481%

General and administrative expenses increased $9,982,000, as compared to the same period in 2018. Salary and wages increased $1,266,000 as the Company hired additional executives in February 2019 in connection with the Acquisition, added our Chief Operating Officer during the second quarter 2019 and the Company accrued $195,000 to settle a potential dispute with a contractor that the Company terminated on June 28, 2019. Stock-based compensation expense increased $6.3 million related to employee, director, and non-employee equity awards and from the transfer of shares of our common stock from our CEO and former significant stockholder to non-employee consultants, $250,000 related to the penalty associated with the company not filing a registration statement on Form S-1 as required by the securities purchase agreement dated as of December 18, 2018, between Alliance and the purchasers thereto, accounting and auditing costs increased $1,115,000 related to the various required regulatory filings, technical accounting and valuation work related to the Acquisition. Legal fees increased $475,000 related to the Acquisition and various corporate matters, SEC related expenses increased $287,000, travel increased $284,000 mainly related to sales opportunities, insurance increased $113,000 as the Company made adjustments to various policies, information technology supplies increased $31,000, amortization increased $25,000 and investor relations expenses increased $18,000 offset by a $15,000 decrease in lease expense.

We do not expect to incur further stock-based compensation expense related to stock transfers by our founder or significant stockholder. However, we do expect stock-based compensation expense related to employee and non-employee equity awards to increase.

We do not expect to incur further penalties related to certain requirements of our Series A Convertible Preferred Stock.

Research and Development

	Three Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
Research and development	$198,450	—	$198,450	100%

Research and development expense increased $198,450 to $198,450 for the three months ended September 30, 2019, compared to $0 for the same period of 2018. The increase is related to product development costs for product extensions leveraging our existing large data array technology.

	Nine Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
Research and development	$858,739	—	$858,739	100%

Research and development expense increased $858,739 to $858,739 for the nine months ended September 30, 2019, compared to $0 in the same period of 2018. The increase is related to product development costs for product extensions leveraging our existing large data array technology.

	Three Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
Other income	151,646	17,177	134,649	783%

Other income increase $135,000 to $152,000 for the three months ended September 31, 2019 from $17,000 in the same period of 2018. The increase was primarily a result of the settlement of related party debt in 2019.

	Nine Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
Other income	$616,701	17,177	$599,524	3,490%

Other income increased $600,000 to $617,000 for the nine months ended September 30, 2019, compared to $17,000 in the same period of 2018. The increase is mainly related to an increase in the fair value of the convertible notes and warrants issued by Alliance during the first quarter of 2019. We do not expect further benefits as these assets were converted in connection with the closing of the Acquisition on February 1, 2019. This was also related to a gain on settlement of related part debt of $151,000 in 2019.

	Three Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
Interest expense	—	$59,250	$(59,250)	100%

Interest expense decreased $59,000 to $0 for the three months ended September 30, 2019, compared to $59,000 in the same period of 2018. The decrease is related to notes being settled with the issuance of approximately $1.9 million of Series A Convertible Preferred Stock on February 1, 2019 and thus no additional interest on such notes is accrued.

	Nine Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
Interest expense	$23,720	$149,307	$(125,587)	84%

Interest expense decreased $125,000 to $24,000 for the nine months ended September 30, 2019, compared to $149,000 in the same period of 2018. The decrease is mainly related to notes and accrued interest being settled with the issuance of $1.9 million of Series A Convertible Preferred Stock on February 1, 2019 and thus only one month of interest on such notes accrued in 2019 (January 2019).

	Three Months Ended September 30,		Increase	%
	2019	2018	(Decrease)	Change
Loss on fair value of convertible notes	—	94,557	(94,557)	100%

Loss on fair value of convertible note decreased from $94,557 in the three months ended September 30, 2018 to $0 in the three months ended September 30, 2019, as all the convertible notes were converted during 2018.

Liquidity and Capital Resources

Our operations have historically generated negative cash flows, consequently, our primary source of cash has been from the issuance of notes and collections on customer trade receivables.

	Nine Months End/ed September 30,
	2019	2018
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(4,247,469)	$406,575
Net cash provided by (used in) investing activities	4,912,082	(1,476,102)
Net cash provided by financing activities	287,548	1,079,446
Net increase in cash	$952,161	$9,919

Operating Activities

Cash used in operating activities was approximately $4.2 million for the nine months ended September 30, 2019, mainly related to the net loss of approximately $8.9 million, an increase of $646,000 in accounts receivable mainly related to data consulting and receivables from new customers in the third quarter, a decrease in accounts payable and accrued liabilities of $305,000 related to payments made on payable balances related to the acquisition and operating expenses of SCWorx, a $61,000 decrease in customer contract liabilities related to amortization in customer prepayments on long-term SaaS agreements, equity awards to our management team and board of directors, and $961,000 non-cash gains on warrants and convertible note assets with Alliance of $246,000 and $75,000, respectively and stock-based compensation of $5.3 million related to the transfer of shares of common stock from our founders and CEO and President to non-employee contractors.

Cash used in operating activities was $407,000 for the nine months ended September 30, 2018, mainly related to the net loss of $202,000, an increase in accounts receivable of $2,000 related to timing of customer payments, offset by an increase of $772,000 in accounts payable, mainly related to deposits on common stock subscriptions of $750,000 and timing of vendor payments, and an increase of $162,000 in contract liabilities related to customer prepayments on long-term SaaS agreements.

Investing Activities

Cash provided by investing activities was approximately $4.9 million for the nine months ended September 30, 2019, related to $5.4 million cash acquired as part of the Acquisition, offset by funding of advances due to a stockholder and founder in January 2019 of $200,000, advances on convertible notes receivable from Alliance of $215,000, and capital asset acquisitions totaling $115,000.

Cash used in investing activities was approximately $1.5 million for the nine months ended September 30, 2018, related to advances on a loan with a Company stockholder of $833,000 and the purchase of $642,000 of convertible notes with Alliance.

Financing Activities

Cash provided by financing activities was $288,000 for the nine months ended September 30, 2019, primarily related to proceeds from our notes payable with a significant stockholder and former officer of $120,000, sale of Series A Convertible Preferred Stock totaling $100,000, and cash from the exercise of common stock warrants of $68,000.

Cash provided by financing activities was approximately $1.1 million for the nine months ended September 30, 2018, related to proceeds from our note with a significant stockholder and former officer of $1.1 million.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2019, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer has concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of September 30, 2019, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Notwithstanding the foregoing, our management, including our Chief Executive Officer and Interim Chief Financial Officer, has concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2019, other than described above, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On March 29, 2019, Network 1 Financial Securities Inc. (“Network 1”) served a complaint against Alliance and SCWorx. Network 1 alleges that Alliance breached its obligation under Network 1’s agreements with Alliance to indemnify Network 1 for certain costs that Network 1 allegedly incurred in connection with the defense and settlement of the class action litigation previously instituted against Alliance and Network 1.  This class action litigation has since been resolved, as previously disclosed in the consolidated financial statements that were filed with the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 22, 2019. Network 1 has demanded approximately $135,000 in payment of alleged damages.  The Company does not believe that it owes the amount demanded and intends to vigorously defend against these claims. On August 9, 2019, SCWorx and Alliance filed a motion to dismiss the complaint on the grounds that Network 1 is a foreign corporation that is not authorized to do business in the State of New York and/or seeking a stay of the action until such time as Network 1 has obtained such authorization and paid to the State of New York all fees and taxes, penalties and interest accrued under the tax law. The briefing on such motion is complete and the Court has scheduled oral argument for November 21, 2019.

On December 19, 2018, the Company’s former CEO, Robert L. Mazzeo, who resigned on May 25, 2018, served a complaint against Alliance in the United States District Court for the Southern District of NY. Mr. Mazzeo alleges that he (i) was fraudulently induced to become the CEO of the Company and (ii) entered into an employment contract with the Company and that the Company breached such contract. Mr. Mazzeo seeks damages in excess of $500,000. The Company believes that the lawsuit is frivolous and violative of Rule 11 of the Federal Rules of Civil Procedure. The Company filed an answer to the complaint on February 5, 2019. During the second quarter 2019, the Company reached a settlement with Mr. Mazzeo whereas the Company agreed to pay $35,000 in cash and issue $75,000 of common stock. On September 30, 2019, the Company issued 24,843 shares of common stock to Mr. Mazzeo. In October 2019, the Company paid Mr. Mazzeo the $35,000 cash portion of the settlement.

In August 2018, SCWorx settled a dispute with a former employee for $260,000, of which approximately $132,000 was paid in 2018 and the balance of $128,000 was accrued at December 31, 2018. The remaining balance was paid in January 2019. The employee had sued the Company in Massachusetts Superior Court for compensation under an employment agreement.

Disputed Contract Claim

As part of Alliance’s public offering of shares of its common stock and warrants in January 2018, Alliance issued warrants that contained a provision requiring Alliance to pay the warrant holders the Black-Scholes value of such warrants upon a fundamental transaction, as defined in the SPA. On August 20, 2018, Alliance entered into a Stock Exchange Agreement with SCWorx which, upon the closing of the Acquisition in February 2019, qualified as a fundamental transaction under such warrants. The holders of such warrants had thirty days to notify SCWorx of the exercise of their rights under this provision, and two holders did so in the allotted time. The Company negotiated settlements with such warrant holders aggregating approximately $175,000 in fair value. During the quarter ended June 30, 2019, the Company issued 19,801 shares of common stock and approximately $55,000 in cash in full settlement of the claim.

Preferred Stock Penalty

On December 18, 2018, Alliance closed the placement of the first round of its Series A Convertible Preferred Stock pursuant to the securities purchase agreement dated as of December 18, 2018, between Alliance and the purchasers thereto (the “Preferred SPA”). The terms of the Preferred SPA required SCWorx to register the shares of common stock on a registration statement on Form S-1 within a prescribed period and to pay the holders a cash penalty if such shares were not timely registered.  The Company did not file a registration statement on Form S-1 within the required timeframe and had accrued approximately $205,000 in cash penalties during the second quarter of 2019.  During the third quarter of 2019 the Company issued 73,156 shares of common stock as settlement of this fee obligation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended September 30, 2019, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K, except as listed below.

On July 17, 2019, we issued 65,789 shares of our common stock to a holder of our shares of Series A Convertible Preferred Stock upon the conversion of 25,000 of such shares of Series A Convertible Preferred Stock.

On September 9, 2019, we issued 200,000 shares of our common stock to a holder of our shares of Series A Convertible Preferred Stock upon the conversion of 76,000 of such shares of Series A Convertible Preferred Stock.

On September 16, 2019, we issued 43,081 shares of our common stock to a holder of our shares of Series A Convertible Preferred Stock upon the conversion of 16,371 of such shares of Series A Convertible Preferred Stock.

On September 16, 2019, we issued 108,422 shares of our common stock a holder of our shares of Series A Convertible Preferred Stock upon the conversion of 41,200 of such shares of Series A Convertible Preferred Stock.

On September 25, 2019, we issued 73,156 shares of our common stock to the holders of Series A Convertible Preferred Stock in settlement of fees owed to such holders pursuant to the terms of such of the Series A Convertible Preferred Stock.. The shares had a fair value of $250.000.

On September 30, 2019, we issued 24,843 shares of our common stock to a former employee in settlement of litigation. The shares of common stock had a fair value of $75.000.

The sales and the issuances of such shares of common stock described above were offered and sold in reliance upon exemptions from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

Item 3. Default under Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 25, 2019, the Company and John Price, the Company’s Chief Financial Officer, mutually agreed that Mr. Price would cease to be employed by the Company in any capacity, effective immediately. In addition, on October 25, 2019, the Board of Directors appointed Marc S. Schessel, Chief Executive Officer and Chairman of the Board of Directors of the Company, as interim Chief Financial Officer.

In conjunction with the termination of his employment, the Company and Mr. Price executed a Settlement Agreement and Mutual Release (the “Settlement Agreement”) pursuant to which Mr. Price agreed that his existing employment agreement would be deemed terminated without cause and that Mr. Price would continue to provide transitional assistance to the Company for a period of 90 days from the date of his termination (the “Transition Period”). In addition, the Company agreed to pay Mr. Price an adjusted annual base salary of $150,000 during the Transition Period, as well issue him 75,000 shares of restricted stock pursuant to the Company’s Amended and Restated 2016 Equity Incentive Plan, with 25,000 shares issuable eon the second trading day following the filing by the Company of its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 and the remaining 50,000 shares issuable on January 2, 2020.

Item 6. Exhibits.

(a)	Exhibits.

31.1	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer and Interim Chief Financial Officer to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: November 14, 2019	By:	/s/ Marc S. Schessel
	Name:	Marc S. Schessel
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer *

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

