Form 10-K
period 2019-12-31
SCWorx Corp.
filed 2020-06-12
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37899

SCWORX CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-5412331
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

590 Madison Avenue, 21st Floor

New York, New York 10022

(212) 739-7825

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The Nasdaq Capital Market

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

As of June 30, 2019, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $32.9 million, based on the last reported trading price of the Common Stock on that date, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock as of June 3, 2020 was 9,385,582.

SCWORX CORP.

ANNUAL

REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

i

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to sustain our recent revenue growth rates;

●	our ability to obtain additional financing in sufficient amounts or on acceptable terms when required;

●	our dependence on third-party subcontractors to perform some of the work on our contracts;

●	the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business;

●	the impact of the COVID-19 pandemic on our revenues;

●	our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

ii

PART I

Item 1. Business

Corporate Information

We were incorporated in Delaware on February 15, 2015 under the name “Alliance MMA, Inc.”

On February 1, 2019, our Company acquired SCWorx Corp. in a stock for stock exchange transaction and changed its name to SCWorx Corp. Effective February 4, 2019, we changed the trading symbol for our common stock listed on the Nasdaq Capital Market to “WORX.”

Our principal executive offices are located at 590 Madison Avenue, 21st Floor, New York, New York, 10022. Our telephone number is (212) 739-7825.

In this Annual Report, the terms “SCWorx”, “Alliance,” “Alliance MMA,” the “Company,” “we,” “us” and “our” refer to SCWorx, Corp. (f/k/a Alliance MMA, Inc.). Unless specified otherwise, the historical financial results in this Annual Report are those of SCWorx and its subsidiaries on a consolidated basis.

Our Business

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

Currently, the business systems of hospitals are frequently deficient and often unconnected from each other. These deficiencies in part result from the vast amount of unstructured, manually created and managed data that proliferates within the hospital’s supply chain, clinical and billing systems. SCWorx’s solutions are designed to improve the flow of information quickly and accurately between the buy-side (supply chain purchasing systems), the consumption-side (clinical documentation systems like the electronic medical records (“EMR”)) and billing and collection systems (patient billing systems). The currently poor state of interoperability limits the potential value of each independent system and requires significant expense and extensive human resource commitments from senior personnel to stay ahead of problems and complete basic administrative tasks. SCWorx provides an information service that ultimately leads to safer, more cost effective and financially efficient patient care.

SCWorx has demonstrated that in order for the core hospital systems to function properly there must be a Single Source of Truth (“SSOT”) for all products utilized and ultimately billed for. The Item Master File (“IMF”), which is a database of all known products used in hospital and health care settings, must be accurate at all times and expanded upon to hold both clinical and financial attributes. An accurate and expanded Item Master File supports interoperability between the supply chain, clinical and financial systems by delivering, on demand, reports detailing the purchasing, utilization and revenue associated with each and every item used, allowing hospitals to better manage their business. The Single Source of Truth establishes a common vernacular and syntax, while assigning a consistent meaning across the healthcare provider’s core systems and accurately migrating data from one application to another and removing disconnects between critical business systems.

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

●	Virtualized Item Master File repair, expansion and automation — The process begins with data normalization — data is put into a simplified and normalized structure and location for use throughout the enterprise. The SCWorx software normalizes, automates and builds interoperability via advanced attribution, vendor and contract mapping, product categorization, repairing the unit of measure and establishing revenue codes and flags. SCWorx improves the healthcare providers’ business processes through the establishment of a clean and normalized Item Master File that improves efficiencies, eliminates cumbersome and error-prone manual processes, and provides an integrated cloud-based suite of services that enhances the productivity of operating room staff, supply chain margins and billing revenue through the seamless sharing and accuracy of critical business data.

●	Electronic Medical Record Management — The Electronic Medical Record (EMR) module integrates the advanced data attributes created by SCWorx in the Item Master into the EMR. The EMR serves as the database that hospitals use to document all clinical procedures in terms of the products used and the costs that should be charged. What makes this module special is that prior to its creation there was no mechanism that tied product purchases to actual utilization. Hospitals, being mass consumption businesses, had no way to identify excess ordering that always accompanies mass consumption organizations. In addition, the automation and consistency of delivered attributes dramatically reduces the administrative burden as today these additional attributes are being created by expensive clinical resources manually — over and over again by each hospital. The SCWorx EMR management system creates one vernacular for each hospital so they see the data in a manner that suits them — and then creates a universal vernacular so they can see their performance against other like institutions.

●	Charge Description Master Management — The Charge Description Master (CDM) Management module assists healthcare providers by integrating the CDM data into the workflow of the hospitals purchasing systems so that the latest costs can be automatically updated against the hospitals charging systems. The CDM data provided by SCWorx is made more accurate, and the resulting data is integrated to the Item Master for real-time delivery to the EMR — this data is the last remaining piece of information that is consumed by the EMR and passed ultimately to the patient billing systems. SCWorx provides real-time integration, automation and management of Item Master File, Clinical Information Systems and the Charge Description Master.

●	Contract Management — SCWorx’s Contract Management Module assists healthcare providers to establish an efficient contract management system and to provide first class care to patients, while reducing operating costs, assuring adherence to compliance requirements, and mitigating risk. By linking the Item Master File to the healthcare providers contract management system and procedures, SCWorx simplifies the way contracts are managed from start to finish by streamlining the processes of creating, routing, reviewing and approving contracts. SCWorx delivers a data warehouse platform which integrates item master management, spend analysis, and contract management. These solutions enable financial staff across the healthcare provider to drill down quickly and deeply into actionable and real-time financial data and key performance indicators to improve revenue realization and staff efficiency. This suite of solutions includes the ability to automatically push price changes to a contract, compliance for standard and non-standard products, contract compliance and optimization reporting, reliable cost data for current and alternate products, cost performance metrics, matching purchase order price to contract and contract repository.

●	Request for Proposal (“RFP”) Automation — With the reality of shrinking operating margins, increasing operating expenses and decreasing insurance reimbursements, hospitals must evaluate all major expenditures. In addition, requirements for provable quality of service supported by trackable metrics now frequently necessitate the search for better options available in the marketplace. Since hospital-based provider subsidies are often a major expense item and since there are often perceived opportunities for quality improvement, it is a reasonable practice for hospital leadership to carefully evaluate all of their current hospital-based services and associated financial support before each contract renegotiation. The proliferation of large regional and national providers, with their ability to derive benefits from economies of scale, have made RFPs much more of a competitive process. Hospital administrators, however, often rely on poor or conflicting data when creating an RFP. Through the integration and utilization of the SSOT SCWorx automates the RFP process and makes it more accurate. SCWorx automates the core sourcing processes with the intention to accelerate cycle times, surveys and confirms business preferred processes, designs and builds a flow chart for the current and desired workflows, cross references bid analysis, implements bid scoring, customizes software to support automation and customizes the report writer and output documents.

●	Integration of Acquired Businesses — The agnostic design of the SCWorx solution enables rapid deployment of a virtual Item Master File to quickly and easily allow combining healthcare providers to share information and achieve cost synergies and interoperability without large and cumbersome upgrades or implementations. During the consolidation of healthcare providers, SCWorx cleans the data and makes the data available to the disparate systems. In addition, M&A activity requires in-depth reporting for comparison of Group Purchasing Organization (“GPO”) contract overlap. When healthcare providers that use different GPOs merge, or are acquired, there is a lack of information to compare contracts. SCWorx provides information for comparative purposes to solve these issues rapidly.

●	Rebate Management — Frequently, vendors use rebates and incentives as a key part of their pricing strategy and structure when selling to hospitals. This tactic makes pricing more attractive to healthcare providers. When tracked through Accounts Payable, and issued correctly, rebates can help healthcare organizations save money. At any large healthcare provider, vendor rebates can be difficult to manage since they require a multi-step process to track dollars earned, credits issued, and monies paid. Rebates frequently cause tracking challenges for Accounts Payable departments. Inconsistent tracking is the primary problem for loss of savings with vendor rebate programs. SCWorx’s Rebate Management Module enables healthcare providers to correctly calculate and track rebates provided by healthcare provider vendors. Purchasing or Contracting departments monitor rebates by creating and maintaining a Rebates Master List which is provided to the Accounts Payable department. To assist in this cumbersome process, SCWorx provides information from the SSOT, such as historical data, frequent updates, advanced administrative fee reporting, purchase rebate tracking, early payment/discount management and Vendor Master Data alignment.

●	Big Data Analytics Model — SCWorx provides an in-depth, easy-to-use web portal for display, reporting and analysis of the information contained within the SCWorx data warehouse. SCWorx’s analytics solution enables healthcare providers to view benchmarking information, quickly add new items to the SSOT and identify cost savings through this real-time and on-demand solution. In addition to simplifying the item add process, SCWorx provides peer comparison reporting against similar healthcare providers and a list of informative reports for business measurement, such as spend trend analysis, contract gap analysis, market price comparison, etc. The SCWorx product line is a simplified user experience and visual display for the hospital employee which does not require access to the SCWorx application.

●	Data Integration and Warehousing — Healthcare providers maintain a significant amount of data. In many cases the data is not useful for analytics since the data is held within an individual “silo.” SCWorx establishes an expandable, data warehouse of items that have been normalized, repaired and enriched as the SSOT for useful benchmarking, interoperability and analytics. SCWorx’s data warehouse allows healthcare providers to effectively use the data contained in their environment and efficiently establish the supply chain as a leading driver of revenue cycle management. The data warehouse is updated as frequently as every five minutes without intervention.

●

ScanWorx — Our mobile perioperative closed loop scanning solution is driven by the SCWorx foundational data structure, and utilizes interoperable data exchanges to push and secure the customer’s enriched item master, all built around the customer’s internal business rules and chart of account requirements offering the following:

■	Cloud hosted mobile scanning solution, which automates the consumption of known and unknown implant device utilization during surgical procedures via intuitive Scanning or smart searching features.

■	All scanned device utilization will capture all available attributes, such as Global Trade Item Number, Lot, Serial numbers, expiration dates.

■	ScanWorx will establish the following connections with existing Enterprise Resource Planning (“ERP”) and Electronic Medical Record (“EMR”) enterprise systems for the following:

○	EMR — Daily scheduling feeds with case information

○	ERP — Bill-Only electronic purchase orders

○	EMR — Case closure with device utilization integration

■	ScanWorx has the ability to consume additional product utilization per case when provided by the EMR for surgical preference cards, central sterile processing products, and anesthesia gas.

■	ScanWorx will identify and automate the Item-Add process for unknown items introduced during surgical procedures based on customer’s existing business rules.

Direct-Worx — In March 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC, which will utilize the SCWorx database to identify trends within the purchasing supply chain and use this information to source and provide critical, difficult-to-find items for the healthcare industry. Items may become difficult to source due to unexpected disruptions within the supply chain, such as the COVID-19 pandemic. These products currently include:

■	Test Kits — the Company has identified multiple potential sources for Rapid Test Kits for COVID-19.

■	PPE — Personal Protective Equipment (PPE) includes items such as masks, gloves, gowns, shields, etc. The Company’s Chief Executive Officer and employees have extensive experience in the healthcare industry and industry contacts, and a database of items specifically designated to assist the healthcare industry in fulfilling its inventory demands.

The sale of PPE and rapid test kits for COVID-19 represent a new business for the Company and is subject to the myriad risks associated with any new venture. The Company has for example encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE including, 3M N95 masks, which are the preferred medical grade mask of US healthcare companies. Further, the Company has encountered shipping delays with regard to masks and other PPE, and significant quality related issues regarding N95 masks. In addition, regarding its sourcing of COVID-19 Rapid Test Kits, the Company has encountered significant shipping delays, as well as reduced quantities. Consequently, there is no assurance as to the timing or quantities of any future deliveries of COVID-19 Test Kits. The Company has yet to complete the sale of any COVID-19 rapid test kits and had no test kits or PPE in inventory as of December 31, 2019 and had 19,000 test kit units as of the date of this report. In addition, changes in FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests to be sold by the Company not saleable in the United States, which could have a material adverse effect on the Company. See Government Regulation. There can be no assurance that the Company will be able to generate any significant revenue from the sale of PPE products or rapid test kits.

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

Our major clients include the following hospitals and health care providers: CAPTIS, Dartmouth-Hitchcock Medical Center, Mercy Health, Providence Health & Services, University of Chicago Medical Center, and the University of Vermont Medical Center, among others.

Competition

SCWorx competes against a variety of vendors and smaller companies which provide solutions in the specific markets we address. Our principal competitors include:

●	purchasing departments that have limited budgets and may be attempting to manually repair the item master file;

●	large companies with a long list of products and services and small companies which may provide item master normalization and data cleanse services;

●	software companies or service providers, as well as small, specialized vendors, that provide complementary or competitive solutions in benchmarking or data analytics and data warehousing that may compete with our offerings; and

●	large national medical supply companies which distribute PPE products and rapid test kits, such as Medline Industries, Inc.

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

Barriers to entry to the data management market include technological and application sophistication, the ability to offer a proven product, creating and utilizing a well-established client base and distribution channels, brand recognition, the ability to provide agnostic interoperability and to operate on a variety of MMIS, EMR and financial platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. There are few barriers to entry to the PPE product/test kit distribution business.

SCWorx believes that these obstacles taken together represent a moderate to high-level barrier to entry on the data management side of our business. The principal competitive factors in our markets are product features, functionality and support, product depth and breadth (number of items in the central data warehouse), flexibility, ease of deployment and use, total cost of ownership and time to value. We believe that we generally compete favorably on the basis of these factors. For example, besides our agnostic interoperability, additional key strengths include the SCWorx data warehouse, which exceeds 12 million items, SCWorx Big Data analytics and benchmarking.

Contracts, License and Service Fees

SCWorx enters into agreements with its clients that specify the scope of the solution to be installed and/or services to be provided by SCWorx, as well as the agreed-upon aggregate price, applicable duration and the timetable for the associated licenses and services.

For clients purchasing software to be installed locally or provided on a SaaS model, these are multi-element arrangements that include a term license granting the right to access the applicable software functionality (whether installed locally at the client site or the right to use our company’s solutions as a part of SaaS services), terms regarding maintenance and support services, terms for any third-party components such as infrastructure and software, and professional services for implementation, integration, process engineering, optimization and training, as well as fees and payment terms for each of the foregoing. If the client purchases solutions on a long-term license model, the client may be billed the license fee up front or on a monthly or quarterly basis. Maintenance and support are provided on a term basis for separate fees, with an initial term of typically three to five years. The license, maintenance and support fee is charged annually in advance, commencing either upon contract execution or deployment of the solution in live production. If the client purchases solutions on a term-based model, the client is billed periodically a combined access fee for a specified term, typically three to five years in length.

SCWorx also generally provides software and SaaS client’s professional services for implementation, integration, process engineering, and optimization and training. These services and the associated fees are separate from the license, maintenance and access fees. Professional services are provided on either a fixed-fee or hourly arrangements billable to clients based on agreed-to payment milestones (fixed fee) or monthly payment structure on hours incurred (hourly). These services can either be included at the time the related SaaS solution is licensed as part of the initial purchase agreement or added on afterward as an addendum to the existing agreement for services required after the initial implementation.

For one-time data normalization services clients, these normalization services are provided either through a stand-alone services agreement or services addendum to an existing master agreement with the client. These normalization services are available as either a one-time service or recurring monthly, quarterly or annual review structure. These services are typically provided on a per item basis. Payment typically occurs upon completion of the applicable normalization project. The commencement of revenue recognition varies depending on the size and complexity of the system and/or services involved, the implementation or performance schedule requested by the client and usage by clients of SaaS for software-based components. SCWorx’s agreements are generally non-cancelable but provide that the client may terminate its agreement upon a material breach by SCWorx and/or may delay certain aspects of the installation or associated payments in such events. SCWorx does allow for termination for convenience in certain situations. SCWorx also includes trial or evaluation periods for certain clients, especially for new or modified solutions. Therefore, it is difficult for SCWorx to accurately predict the revenue it expects to achieve in any particular period, and a termination or installation delay of one or more phases of an agreement, or the failure of SCWorx to procure additional agreements, could have a material adverse effect on SCWorx’s business, financial condition, and results of operations. Historically, SCWorx has not experienced a material amount of contract cancellations; however, SCWorx sometimes experiences delays during contract implementation, and SCWorx accounts for them accordingly.

Third Party License Fees

SCWorx incorporates software licensed from various third-party vendors into its proprietary software. Stand-alone third-party software is also required to operate certain of SCWorx’s proprietary software and/or SaaS services. SCWorx licenses these software products and pays the required license fees when such software is delivered to clients.

PPE and Rapid Test Kit Products

As of 2020, we are endeavoring to sell PPE products and COVID-19 rapid test kits primarily through use of our internal and external sales personnel. Through the date of filing we have not had any sales of PPE products.

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

Property

Our company does not own any real property. The principal executive offices are located at an office complex in New York, New York, consisting of shared office space that we are leasing. The lease had an original one-year term that commenced on December 1, 2015, which was renewed until November 30, 2018 and now is under a month-to-month lease agreement. The lease allows for the limited use of private offices, conference rooms, mail handling, videoconferencing, and certain other business services.

Our company also has a lease for office space in Greenwich, Connecticut. The lease expires in May 2021.

Government Regulation

Management believes that governmental regulation is not material to our current core data management business.

The sale of tests to identify antibodies to the SARS-CoV-2 virus in the blood (i.e., COVID-19 serology tests) in the United States is subject to regulation by the US Food and Drug Administration (FDA). In order for such COVID-19 serology tests to be sold in the United States, they must be authorized for sale by the FDA, either by being cleared under FDA’s 510(k) pathway, approved under FDA’s Premarket Approval pathway, or, more commonly, authorized under the Emergency Use Authorization (EUA) process developed by FDA for COVID-19 serology tests during the duration of the current public health emergency. The Company believes that the COVID-19 serology tests to be sold by the Company will conform with the FDA EUA process for COVID-19 serology tests and therefore can be lawfully distributed in the United States. Changes in FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests to be sold by the Company not saleable in the United States, which could have a material adverse effect on the Company.

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality agreements, invention assignment agreements and work for hire agreements with our employees and contractors, and confidentiality agreements with third parties. We further control the use of our proprietary technology and intellectual property through provisions in our websites’ terms of use. Agreements between the Company and end-users includes a license agreement in which a non-transferable non-sublicensable, non-exclusive, limited use license to use the licensed products for the duration of the service order. Customers may not modify, copy, translate, decompile, disassemble, reverse engineer, loan, rent, lease, sublicense, or create derivative works of the licensed products, in whole or in part. Customer agrees to maintain software and data as Confidential Information.

The Company currently hosts our solution, serves our customers, and supports our operations in the United States through an agreement with a third party hosting and infrastructure provider, Rackspace. The Company incorporates standard IT security measures, including but not limited to; firewalls, disaster recovery, backup, etc.

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

Seasonality

We do not believe that SCWorx’s revenues are impacted by seasonality.

Employees

As of December 31, 2019 and 2018, we had 4 and 2 employees, respectively. On December 31, 2019, 2 are in management and finance and 2 are in operations. As of December 31, 2018, 2 employees were in management and finance. We mainly utilize independent contractors for maintenance of our database and customer software installation. As of June 3, 2020, we had 8 employees, of which 4 were in management and finance and 4 were in programming.

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

On April 29, 2020, a securities class action case was filed in the United States District Court for the Southern District of New York against the Company and its CEO. The action is captioned Daniel Yannes, individually and on behalf of all others similarly situated, Plaintiff vs. SCWorx Corp. and Marc S. Schessel, Defendants.

On May 27, 2020, a second securities class was filed in the United States District Court for the Southern District of New York against the Company and its CEO. The action is captioned Caitlin Leeburn, individually and on behalf of all others similarly situated, Plaintiff v. SCWorx Corp. and Marc S. Schessel, Defendants. Both lawsuits allege that the Company and its CEO mislead investors in connection with the Company’s April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. The Company intends to vigorously defend against these proceedings. In connection with these actions, the Company may be obligated to indemnify its CEO and any of its officers or directors who incur any liability or expense incurred as a result of serving at our company’s request in such capacity.

In addition, following the April 13, 2020 press release and related disclosures (related to COVID-19 rapid test kits), the Securities and Exchange Commission made an inquiry regarding the disclosures the Company made in relation to the transaction involving COVID-19 test kits. On April 22, 2020, the Securities and Exchange Commission ordered that trading in the securities of the Company be suspended because of “questions and concerns regarding the adequacy and accuracy of publicly available information in the marketplace” (the “SEC Trading Halt”). The SEC Trading Halt expired May 5, 2020, at 11:59 PM EDT. The Company is fully cooperating with the SEC’s investigation and is providing documents and other requested information.

In April 2020, the Company received related inquiries from The Nasdaq Stock Market and the Financial Industry Regulatory Authority (FINRA). The Company has been fully cooperating with these agencies and providing information and documents, as requested. On May 5, 2020, the Nasdaq Stock Market informed the Company that it has initiated a “T12 trading halt,” which means the halt will remain in place until the Company has fully satisfied Nasdaq's request for additional information. The Company continues to fully cooperate with Nasdaq and respond to Nasdaq’s information requests as they are issued. The T12 trading halt remains in effect as of the filing of this Form 10-K.

Also in April 2020, the Company was contacted by the U.S. Attorney’s Office for the District of New Jersey, which is seeking information and documents from the Company’s officers and directors relating primarily to the April 13, 2020 press release concerning COVID-19 rapid test kits. The Company is fully cooperating with the U.S. Attorney’s Office in its investigation.

Available Information

Our website address is www.SCWorx.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.SCWorx.com when such reports become available on the SEC’s website. The public may read and copy any materials filed by SCWorx Corp. with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549 on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

Certain factors could have a material adverse effect on our business, financial condition, results of operations and prospects. You should carefully consider the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition, results of operations and prospects. If any of the following risks occurs, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Financial Results and Financing Plans

The COVID-19 pandemic has disrupted our business and the business of our hospital customers.

Our operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world. The New York and New Jersey area, where the Company is headquartered, is currently at one of the epicenters of the coronavirus outbreak in the United States. The Company has been following the recommendations of local health authorities to minimize exposure risk for its team members since the outbreak.

In addition, the Company’s customers (hospitals) have also experienced extraordinary disruptions to their businesses and supply chains, while experiencing unprecedented demand for health care services related to COVID-19. As a result of these extraordinary disruptions to our customers’ business, our customers are currently focused on meeting the nation’s health care needs in response to the COVID-19 pandemic. As a result, there is a significant risk that our customers will not be able to focus any resources on expanding the utilization of our services, which could adversely impact our future growth prospects, at least until the adverse effects of the pandemic subside. In addition, the financial impact of COVID-19 on our hospital customers could cause the hospital to delay payments due to us for services, which could negatively impact our cash flows.

We are endeavoring to mitigate these risks through the sale of personal protective equipment (“PPE”) and COVID-19 rapid test kits to the health care industry, including many of our hospital customers. The sale of PPE and rapid test kits for COVID-19 represent a new business for the Company and is subject to the myriad risks associated with any new venture. The Company has for example encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE including, 3M N95 masks, which are the preferred medical grade mask of US healthcare companies. Further, the Company has encountered shipping delays with regard to masks and other PPE, and significant quality related issues regarding N95 masks. In addition, regarding its sourcing of COVID-19 Rapid Test Kits, the Company has encountered significant shipping delays, as well as reduced quantities. Consequently, there is no assurance as to the timing or quantities of any future deliveries of COVID-19 Test Kits. The Company has yet to complete the sale of any COVID-19 rapid test kits and had no test kits or PPE in inventory as of December 31, 2019 and had 19,000 test kit units as of the date of this report. In addition, changes in FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests to be sold by the Company not saleable in the United States, which could have a material adverse effect on the Company. See Government Regulation. There can be no assurance that the Company will be able to generate any significant revenue from the sale of PPE products or rapid test kits.

We have a history of losses and may continue to incur losses in the future.

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. For the year ended December 31, 2019, our revenues were $5,548,119, and we had a net loss of $11,312,500. For the year ended December 31, 2018, our revenues were $3,421,937, and we had a net loss of $380,603. At December 31, 2019, we had an accumulated deficit of $12,794,473.

We incurred losses from operations of $11,897,491 for the year ended December 31, 2019 and $151,179 for the year ended December 31, 2018. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in our target market and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

If we are unable to sustain our recent revenue growth rates, we may never achieve or sustain profitability.

We have experienced consistent growth in recent years. To become profitable, we must, among other things, continue to increase our revenues. Our total revenues increased to $5,548,119 in the year ended December 31, 2019 from $3,421,937 in the year ended December 31, 2018. However, the COVID-19 pandemic may adversely affect our near term revenue growth. In order to become profitable and then maintain profitability, we must, among other things, nevertheless continue to increase our revenues. It is unlikely we will be able to sustain our recent revenue growth, given the COVID-19 pandemic. This adverse effect on revenue will be exacerbated if we are unable to develop and market new products, which could help us increase our sales to existing customers or develop new customers. Even if our revenues continue to grow, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

Risks Related to Our Business

Our inability to obtain additional capital may prevent us from completing our business strategy and successfully operating our business; however, additional financings may subject our existing stockholders to substantial dilution.

To continue our growth path, we expect to finance our future expansion plans through public or private equity offerings or debt financings. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our business plans. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. In addition, debt financing, if available, may involve restrictive covenants. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates.

Our future funding requirements will depend on many factors, including, but not limited to, the costs and timing of our future acquisitions.

A failure to successfully execute our growth strategy could adversely affect our business, financial condition, results of operations and prospects.

We intend to continue pursuing growth through expanding our product offerings, project skill-sets and capabilities, and increase critical mass to enable us to bid on larger contracts. We may also consider potential acquisitions if conditions permit. However, we may be unable to find suitable acquisition candidates or to complete acquisitions on favorable terms, if at all. Moreover, any completed acquisition may not result in the intended benefits. For example, while the historical financial and operating performance of an acquisition target are among the criteria we evaluate in determining which acquisition targets we will pursue, there can be no assurance that any business or assets we acquire will continue to perform in accordance with past practices or will achieve financial or operating results that are consistent with or exceed past results. Any such failure could adversely affect our business, financial condition or results of operations. In addition, any completed acquisition may not result in the intended benefits for other reasons and our acquisitions will involve a number of other risks, including:

●	We may have difficulty integrating the acquired companies;

●	Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

●	We may not realize the anticipated cost savings or other financial benefits we anticipated;

●	We may have difficulty retaining or hiring key personnel, customers and suppliers to maintain expanded operations;

●	Our internal resources may not be adequate to support our operations as we expand, particularly if we are awarded a significant number of contracts in a short time period;

●	We may have difficulty retaining and obtaining any required regulatory approvals, licenses and permits;

●	We may not be able to obtain additional equity or debt financing on terms acceptable to us or at all, and any such financing could result in dilution to our stockholders, impact our ability to service our debt within the scheduled repayment terms and include covenants or other restrictions that would impede our ability to manage our operations;

●	We may have failed to, or be unable to, discover liabilities of the acquired companies during the course of performing our due diligence; and

●	We may be required to record additional goodwill as a result of an acquisition, which will reduce our tangible net worth.

Any of these risks could prevent us from executing our acquisition growth strategy, which could adversely affect our business, financial condition, results of operations and prospects.

Our contracts may require us to perform extra or change order work, which can result in disputes and adversely affect our business, financial condition, results of operations and prospects.

Our contracts generally require us to perform extra or change order work as directed by the customer, even if the customer has not agreed in advance on the scope or price of the extra work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved by the customer and we are paid by the customer.

We derive a significant portion of our revenue from a few customers and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects.

Our customer base is highly concentrated. Due to the size and nature of our contracts, one or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of consecutive years. Two customers accounted for approximately 19% and 10%, respectively, of our revenue in the year ended December 31, 2019. Three customers accounted for approximately 20%, 16% and 12%, respectively, of our revenue in the year ended December 31, 2018. Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers contract from us. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future.

Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could adversely affect our business, financial condition, results of operations and prospects. We could lose business from a significant customer for a variety of reasons, including:

●	the consolidation, merger or acquisition of an existing customer, resulting in a change in procurement strategies employed by the surviving entity that could reduce the amount of work we receive;

●	our performance on individual contracts or relationships with one or more significant customers could become impaired due to another reason, which may cause us to lose future business with such customers and, as a result, our ability to generate income would be adversely impacted;

●	key customers could slow or stop spending on initiatives related to projects we are performing for them due to increased difficulty in the markets as a result of economic downturns or other reasons.

Since many of our customer contracts allow our customers to terminate the contract without cause, our customers may terminate their contracts with us at will, which could impair our business, financial condition, results of operations and prospects.

There is substantial doubt about our ability to continue as a going concern.

Our auditors have indicated in their report on our financial statements for the year ended December 31, 2019 that conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements.

As of December 31, 2019, we had a working capital deficit of $1,768,834 and accumulated deficit of $12,794,473. During the year ended December 31, 2019, we had a net loss of $11,312,500 and used $4,691,290 of cash in operations. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

To the extent that actual recoveries with respect to change orders or amounts subject to contract disputes or claims are less than the estimates used in our financial statements, the amount of any shortfall will reduce our future revenues and profits, and this could adversely affect our reported working capital and results of operations. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

Our failure to adequately expand our direct sales force will impede our growth.

We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business, including for PPE products and rapid test kits. We plan to expand our account management/sales force when warranted by business conditions. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. If we are unable to hire, develop and retain talented account management/sales personnel or if the personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the intended benefits of this investment or increase our revenue.

If we are unable to attract and retain qualified executive officers and managers, we will be unable to operate efficiently, which could adversely affect our business, financial condition, results of operations and prospects.

We depend on the continued efforts and abilities of our management, as well as the senior management of our subsidiaries, to establish and maintain our customer relationships and identify strategic opportunities. The loss of any one of them could negatively affect our ability to execute our business strategy and adversely affect our business, financial condition, results of operations and prospects. Competition for managerial talent with significant industry experience is high, and we may lose access to executive officers for a variety of reasons, including more attractive compensation packages offered by our competitors. Although we have entered into employment agreements with certain of our senior level management, we cannot guarantee that any of them or other key management personnel will remain employed by us for any length of time.

Fines, judgments and other consequences resulting from our failure to comply with regulations or adverse outcomes in litigation proceedings could adversely affect our business, financial condition, results of operations and prospects.

From time to time, we may be involved in lawsuits and regulatory actions, including class action lawsuits that are brought or threatened against us in the ordinary course of business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, violations of the Fair Labor Standards Act and state wage and hour laws, employment discrimination, breach of contract, property damage, punitive damages, civil penalties, and consequential damages or other losses, or injunctive or declaratory relief.

 On April 29, 2020, a securities class action case was filed in the United States District Court for the Southern District of New York against the Company and its CEO. The action is captioned Daniel Yannes, individually and on behalf of all others similarly situated, Plaintiff vs. SCWorx Corp. and Marc S. Schessel, Defendants.

On May 27, 2020, a second securities class was filed in the United States District Court for the Southern District of New York against the Company and its CEO. The action is captioned Caitlin Leeburn, individually and on behalf of all others similarly situated, Plaintiff v. SCWorx Corp. and Marc S. Schessel, Defendants. Both lawsuits allege that the Company and its CEO mislead investors in connection with the Company’s April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. The Company intends to vigorously defend against these proceedings. In connection with these actions, the Company may be obligated to indemnify its CEO and any of its officers or directors who incur any liability or expense incurred as a result of serving at our company’s request in such capacity.

In addition, following the April 13, 2020 press release and related disclosures (related to COVID-19 rapid test kits), the Securities and Exchange Commission made an inquiry regarding the disclosures the Company made in relation to the transaction involving COVID-19 test kits. On April 22, 2020, the Securities and Exchange Commission ordered that trading in the securities of the Company be suspended because of “questions and concerns regarding the adequacy and accuracy of publicly available information in the marketplace” (the “SEC Trading Halt”). The SEC Trading Halt expired May 5, 2020, at 11:59 PM EDT. The Company is fully cooperating with the SEC’s investigation and is providing documents and other requested information.

In April 2020, the Company received related inquiries from The Nasdaq Stock Market and the Financial Industry Regulatory Authority (FINRA). The Company has been fully cooperating with these agencies and providing information and documents, as requested. On May 5, 2020, the Nasdaq Stock Market informed the Company that it has initiated a “T12 trading halt,” which means the halt will remain in place until the Company has fully satisfied Nasdaq's request for additional information. The Company continues to fully cooperate with Nasdaq and respond to Nasdaq’s information requests as they are issued. The T12 trading halt remains in effect as of the filing of this Form 10-K.

Also in April 2020, the Company was contacted by the U.S. Attorney’s Office for the District of New Jersey, which is seeking information and documents from the Company’s officers and directors relating primarily to the April 13, 2020 press release concerning COVID-19 rapid test kits. The Company is fully cooperating with the U.S. Attorney’s Office in its investigation.

Any defects or errors, or failures to meet our customers’ expectations could result in large damage claims against us. Claimants may seek large damage awards and, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. Any failure to properly estimate or manage cost, or delay in the completion of projects, could subject us to penalties.

The ultimate resolution of these matters through settlement, mediation or court judgment could have a material adverse effect on our financial condition, results of operations and cash flows. Regardless of the outcome of any litigation, these proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. When appropriate, we establish reserves for litigation and claims that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to developments. If our reserves are inadequate or insurance coverage proves to be inadequate or unavailable, our business, financial condition, results of operations and prospects may suffer.

If we are required to reclassify independent contractors as employees, we may incur additional costs and taxes which could adversely affect our business, financial condition, results of operations and prospects.

We use a significant number of independent contractors in our operations for whom we do not pay or withhold any federal or state employment tax. There are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. Although we believe we have properly classified our independent contractors, the U.S. Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties. If we are required to pay employer taxes or pay backup withholding with respect to prior periods with respect to or on behalf of our independent contractors, our operating costs will increase, which could adversely impact our business, financial condition, results of operations and prospects.

Our dependence on subcontractors and suppliers could increase our cost and impair our ability to complete contracts on a timely basis or at all.

We rely on third-party subcontractors to perform some of the work on our contracts. We also rely on third-party suppliers to provide materials needed to perform our obligations under those contracts. We generally do not bid on contracts unless we have the necessary subcontractors and suppliers committed for the anticipated scope of the contract and at prices that we have included in our bid. Therefore, to the extent that we cannot engage subcontractors or suppliers, our ability to bid for contracts may be impaired. In addition, if a subcontractor or third-party supplier is unable to deliver its goods or services according to the negotiated terms for any reason, we may suffer delays and be required to purchase the services from another source at a higher price. We sometimes pay our subcontractors and suppliers before our customers pay us for the related services. If customers fail to pay us and we choose, or are required, to pay our subcontractors for work performed or pay our suppliers for goods received, we could suffer an adverse effect on our business, financial condition, results of operations and prospects.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We will be exposed to liabilities that are unique to the services we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Industry

Our industry is highly competitive, with a variety of larger companies with greater resources competing with us, and our failure to compete effectively could reduce the number of new contracts awarded to us or adversely affect our market share and harm our financial performance.

The contracts on which we bid are generally awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes based on other factors, such as shorter contract schedules, larger scale to complete projects or prior experience with the customer. Within our markets, we compete with many other service providers. Price is often the principal factor in determining which service provider is selected by our customers, especially on smaller, less complex projects. As a result, any organization with adequate financial resources and access to technical expertise may become a competitor. Smaller competitors are sometimes able to win bids for these projects based on price alone because of their lower costs and financial return requirements. Additionally, our competitors may develop the expertise, experience and resources to provide services that are equal or superior in price to our services, and we may not be able to maintain or enhance our competitive position.

Some of our competitors have already achieved greater market penetration than we have in the markets in which we compete, and some have greater financial and other resources than we do. A number of national companies in our industry are larger than we are and, if they so desire, could establish a presence in our markets and compete with us for contracts. As a result of this competition, we may need to accept lower contract margins in order to compete against competitors that have the ability to accept awards at lower prices or have a pre-existing relationship with a customer. If we are unable to compete successfully in our markets, our business, financial condition, results of operations and prospects could be adversely affected.

Many of the customers we serve are subject to consolidation and rapid technological and regulatory change, and our inability or failure to adjust to our customers’ changing needs could reduce demand for our services.

We derive, and anticipate that we will continue to derive, a substantial portion of our revenue from customers in the medical industry. This industry is subject to rapid changes in technology and governmental regulation. Changes in technology may reduce the demand for the services we provide. Additionally, the medical industry has been characterized by a high level of consolidation that may result in the loss of one or more of our customers. Our failure to rapidly adopt and master new technologies as they are developed in any of the industries we serve or the consolidation of one or more of our significant customers could adversely affect our business, financial condition, results of operations and prospects.

Further, customers are regulated by the Department of Health and Human Services and other regulators. These regulators may interpret the application of their regulations in a manner that is different than the way such regulations are currently interpreted and may impose additional regulations, either of which could reduce demand for our services and adversely affect our business and results of operations.

Economic downturns could cause capital expenditures in the industries we serve to decrease, which may adversely affect our business, financial condition, results of operations and prospects.

The demand for our services has been and may be vulnerable to general downturns in the United States economy. The current election cycle may cause economic uncertainty. Our customers are affected by economic changes that decrease the need for or the profitability of their services. This can result in a decrease in the demand for our services and potentially result in the delay or cancellation of projects by our customers. As a result, some of our customers may opt to defer or cancel pending projects. A downturn in overall economic conditions also affects the priorities placed on various projects funded by governmental entities and federal, state and local spending levels.

In general, economic uncertainty makes it difficult to estimate our customers’ requirements for our services. Our plan for growth depends on expanding our company. If economic factors in any of the regions in which we plan to expand are not favorable to the growth and development of the medical industry, we may not be able to carry out our growth strategy, which could adversely affect our business, financial condition, results of operations and prospects.

Other Risks Relating to Our Company and Results of Operations

Our operating results may fluctuate due to factors that are difficult to forecast and not within our control.

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance.

Our operating results have fluctuated and could fluctuate in the future. Factors that may contribute to fluctuations include:

●	our ability to effectively manage our working capital;

●	our ability to satisfy customer demands in a timely and cost-effective manner; and

●	pricing and availability of labor.

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements.

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the financial statements that affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

●	contract costs and profits and revenue recognition of contract change order claims;

●	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, suppliers and others;

●	valuation of assets acquired and liabilities assumed in connection with business combinations;

●	accruals for estimated liabilities, including litigation and insurance reserves; and

●	goodwill and intangible asset impairment assessment.

At the time the estimates and assumptions are made, we believe they are accurate based on the information available. However, our actual results could differ from, and could require adjustments to, those estimates.

We exercise judgment in determining our provision for taxes in the United States that are subject to tax authority audit review that could result in additional tax liability and potential penalties that would negatively affect our net income.

The amounts we record in intercompany transactions for services, licenses, funding and other items affects our potential tax liabilities. Our tax filings are subject to review or audit by the U.S. Internal Revenue Service and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income and other taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. Examinations of our tax returns could result in significant proposed adjustments and assessment of additional taxes that could adversely affect our tax provision and net income in the period or periods for which that determination is made.

Risks Related to our Common Stock

Our common stock price has fluctuated in recent years, and the trading price of our common stock is likely to continue to reflect changes, which could result in losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, media coverage and other public announcements, and filings with the SEC;

●	market conditions for providers of services to the medical industry;

●	lack of securities analyst coverage or speculation in the press or investment community about us or opportunities in the markets in which we compete;

●	changes in government policies in the United States and, if our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	dilution caused by the conversion into common stock of convertible debt securities or by the exercise of outstanding warrants;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	government investigations of our business activities;

●	sales of common stock by us, our investors or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance. This may prevent stockholders from being able to sell their shares at or above the price they paid for shares of our common stock, if at all. In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceeding, including the existing lawsuits filed against us and described elsewhere in this report, could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings. As of December 31, 2019 and June 3, 2020, we had 7,390,261 and 9,385,582 shares of common stock issued and outstanding, respectively, of which 4,359,807 and 3,351,545 shares, respectively, were restricted securities pursuant to Rule 144 promulgated by the SEC. The sale of these shares into the open market may adversely affect the market price of our common stock.

As of December 31, 2019 and June 3, 2020, there were also outstanding warrants to purchase an aggregate of 1,311,916 and 734,009 shares of our common stock, respectively, at a weighted-average exercise price of $9.35 and $12.20 per share, respectively, all of which were exercisable as of such date. The conversion of a significant principal amount of our outstanding convertible debt securities into shares of our common stock, our repayment of a significant amount of principal, interest or other amounts payable under such debt securities in shares of our common stock or the exercise of outstanding warrants at prices below the market price of our common stock could adversely affect the market price of our common stock. The market price of our common stock also may be adversely affected by our issuance of shares of our capital stock or convertible securities in connection with future acquisitions, or in connection with other financing efforts.

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock.

We have never paid cash dividends and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any earnings to finance our operations and growth. As a result, any short-term return on your investment will depend on the market price of our common stock, and only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. The decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including, but not limited to, factors such as our financial condition, results of operations, capital requirements, business conditions, and covenants under any applicable contractual arrangements. Investors seeking cash dividends should not invest in our common stock.

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock will likely decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business. We may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the market price for our common stock could decline. In the event we obtain securities or industry analyst coverage, the market price of our common stock could decline if one or more equity analysts downgrade our common stock or if those analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

A failure by us to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business and operating results.

Maintaining effective internal control over financial reporting is necessary for us to produce accurate and complete financial reports and to help prevent financial fraud. In addition, such control is required in order to maintain the listing of our common stock on the Nasdaq Capital Market. While we have undertaken remedial steps to improve our financial reporting process, including the implementation of a firm-wide accounting information system that collects, stores and processes financial and accounting data on a consolidated basis for use in meeting our reporting obligations, there are no assurances that our internal control over financial reporting has been effective at any time since then. For the year ended December 31, 2019, we did not have effective controls over financial reporting. Our management has identified material weaknesses in our internal controls related to deficiency in the design of internal controls and segregation of duties.

If we are unable to maintain adequate internal controls or fail to correct material weaknesses in such controls noted by our management or our independent registered public accounting firm, our business and operating results could be adversely affected, we could again fail to meet our obligations to report our operating results accurately and completely and our continued listing on the Nasdaq Capital Market could be jeopardized. We have implemented a policy whereby any external communications need to be reviewed and approved by a member of our Board of Directors, as well as our outside legal counsel.

Complying with the laws and regulations affecting public companies will increase our costs and the demands on management and could harm our operating results.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the Nasdaq Capital Market impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or as executive officers.

If we do not manage our growth effectively, our revenue, business and operating results may be harmed.

Our expansion strategy includes the possible acquisitions of other SaaS companies. We may not be able to identify, secure and manage future acquisitions successfully. The acquisition of any future businesses may require a greater than anticipated investment of operational and financial resources as we seek to institute uniform standards and controls across acquired businesses. Acquisitions may also result in the diversion of management and resources, increases in administrative costs, including those relating to the assimilation of new employees, and costs associated with any financings undertaken in connection with such acquisitions. We cannot assure you that any acquisition we undertake, including those we have already made, will be successful. Future growth will also place additional demands on our management, sales, and marketing resources, and may require us to hire and train additional employees. We will need to expand and upgrade our systems and infrastructure to accommodate our growth, and we may not have the resources to do so in the time frames required. The failure to manage our growth effectively will materially and adversely affect our business, financial condition and results of operations.

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

The value of our goodwill and other intangible assets may decline.

As of December 31, 2019, there was goodwill and other intangible assets of $8,571,686. We evaluate goodwill at least annually, and will do so more frequently if events or circumstances indicate that impairment may have occurred. Many of the assumptions and estimates that we make in order to estimate the fair value of our intangible assets directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and the discount rates applied to expected cash flows. We are able to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To avoid undue influence, we have set criteria that are followed in making assumptions and estimates. The determination of whether goodwill or acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting unit. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

Any future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness and increased amortization expense.

Any future acquisitions are likely to result in issuances of equity securities, which will be dilutive to the equity interests of existing stockholders, and may involve the incurrence of debt, which will require us to maintain cash flows sufficient to make payments of principal and interest, the assumption of known and unknown liabilities, and the amortization of expenses related to intangible assets, all of which could have an adverse effect on our business, financial condition and results of operations. For example, the acquisition of SCWorx resulted in a change of control of our company involving the issuance of 5,263,158 shares of common stock and 190,000 shares of Series A Preferred Stock, convertible into 500,000 shares of common stock (subject to adjustment), and the issuance of warrants to purchase an additional 250,000 shares of common stock, at an exercise price of $5.70 per share.

We may become involved in litigation which could harm the value of our business.

Because of the nature of our business and the exit from lines of business, there is a risk of litigation. Any litigation could cause us to incur substantial expenses whether or not we prevail, which would add to our costs and affect the capital available for our operations.

On April 29, 2020, a securities class action case was filed in the United States District Court for the Southern District of New York against the Company and its CEO. The action is captioned Daniel Yannes, individually and on behalf of all others similarly situated, Plaintiff vs. SCWorx Corp. and Marc S. Schessel, Defendants. On May 27, 2020, a second securities class was filed in the United States District Court for the Southern District of New York against the Company and its CEO. The action is captioned Caitlin Leeburn, individually and on behalf of all others similarly situated, Plaintiff v. SCWorx Corp. and Marc S. Schessel, Defendants.

Both lawsuits allege that the Company and its CEO mislead investors in connection with the Company’s April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. The Company intends to vigorously defend against these proceedings. In connection with these actions, the Company may be obligated to indemnify its CEO and any of its officers or directors who incur any liability or expense incurred as a result of serving at our company’s request in such capacity.

Economic uncertainty impacts our business and financial results, and a renewed recession could materially affect us in the future.

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

Our future success significantly depends on the continued service and performance of our key management personnel, especially our CEO and founder, Marc Schessel. We cannot prevent members of senior management from terminating their employment with us even if we have an employment agreement with them. Losing the services of members of senior management could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities. We have not purchased life insurance covering any members of our senior management.

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

Revenues and operating results are difficult to forecast accurately because of our limited operating history as a combined business, which commenced in February of 2019, and because SCWorx’s results generally depend primarily on our ability to secure term service/license agreements, which are subject to varying degrees of uncertainty. As a result, we may be unable to adjust our spending appropriately to compensate for any unexpected revenue shortfall, which may result in substantial losses and a lower market price for our common stock. The Company’s results will also depend on its ability to enter into agreements to acquire and sell PPE and test kits. The sale of PPE and rapid test kits for COVID-19 represent a new business for the Company and is subject to the myriad risks associated with any new venture. The Company has for example encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE including, 3M N95 masks, which are the preferred medical grade mask of US healthcare companies. Further, the Company has encountered shipping delays with regard to masks and other PPE, and significant quality related issues regarding N95 masks. In addition, regarding its sourcing of COVID-19 Rapid Test Kits, the Company has encountered significant shipping delays, as well as reduced quantities. Consequently, there is no assurance as to the timing or quantities of any future deliveries of COVID-19 Test Kits. The Company has yet to complete the sale of any COVID-19 rapid test kits and had no test kits or PPE in inventory as of December 31, 2019 and had 19,000 test kit units as of the date of this report. In addition, changes in FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests to be sold by the Company not saleable in the United States, which could have a material adverse effect on the Company. See Government Regulation. There can be no assurance that the Company will be able to generate any significant revenue from the sale of PPE products or rapid test kits.

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

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain this listing, we are required to comply with various continued listing standards, including corporate governance requirements, set forth in the Nasdaq Listing Rules. These standards and requirements include, but are not limited to, maintaining a minimum bid price for our common stock, as well as having a majority of our Board members qualify as independent. If we fail to meet any one of these requirements for an extended period of time, we will be subject to possible de-listing. Currently, trading in our common stock has been halted by the Nasdaq Stock Market. See Item 3. Legal Proceedings of this Annual Report on 10-K. In addition, on June 1, 2020, The Nasdaq Stock Market notified us that due to the late filing of this 2019 annual Report on Form 10-K, we were no longer in compliance with their listing rule which requires us to timely file periodic reports with the Securities and Exchange Commission. The filing of this Annual Report on 10-K has cured this deficiency.

On April 22, 2020, the Securities and Exchange Commission ordered that trading in the securities of the Company be suspended because of “questions and concerns regarding the adequacy and accuracy of publicly available information in the marketplace” (the “SEC Trading Halt”). The SEC Trading Halt expired May 5, 2020, at 11:59 PM EDT.

Also in April 2020, the Company received related inquiries from The Nasdaq Stock Market and the Financial Industry Regulatory Authority (FINRA). The Company has been fully cooperating with these agencies and providing information and documents, as requested. On May 5, 2020, the Nasdaq Stock Market informed the Company that it has initiated a “T12 trading halt,” which means the halt will remain in place until the Company has fully satisfied Nasdaq's request for additional information. The Company continues to fully cooperate with Nasdaq and respond to Nasdaq’s information requests as they are issued. The T12 trading halt remains in effect as of the filing of this Form 10-K.

Our common stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock and our ability to grow our business.

There has been limited trading in our common stock, and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market periodically in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or that our share price will appreciate over time.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	sales of our common stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	regulatory developments; and

●	economic and other external factors.

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

We currently hosts our solution, serve our customers, and support our operations in the United States through an agreement with a third party hosting and infrastructure provider, Rackspace. The Company incorporates standard IT security measures, including but not limited to; firewalls, disaster recovery, backup, etc.

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

In addition, our information technology systems are subject to the risk of infiltration or data theft. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information technology systems change frequently and may be difficult to detect or prevent over long periods of time. Moreover, the hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of our information systems. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud or deception aimed at our employees, contractors or temporary staff. In the event that the security of our information systems is compromised, confidential information could be misappropriated, and system disruptions could occur. Any such misappropriation or disruption could cause significant harm to our reputation, lead to a loss of sales or profits or cause us to incur significant costs to reimburse third parties for damages.

Our current insurance policies may not provide adequate levels of coverage against all claims, and we may incur losses that are not covered by our insurance.

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

Our company provides indemnification of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of our services. In accordance with authoritative guidance for accounting for guarantees, we evaluate estimated losses for such indemnification. Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against our company and, as a result, no liability has been recorded in our financial statements.

As permitted under Delaware law, our company has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our company’s request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have directors’ and officers’ liability insurance coverage that is intended to reduce our financial exposure and may enable us to recover a portion of any such payments. In connection with the Class Action claims and investigations described in Item 3. Legal Proceedings of this Annual Report on 10-K, we are obligated to indemnify our officers and directors for costs incurred in defending against these claims and investigations. Because we currently do not have the resources to pay for these costs, our directors and officers liability insurance carrier has agreed to indemnify these persons even though the $750,000 retention under such policy has not yet been met. Ultimately, we will be obligated to pay the amount of the retention to the extent of actual settlement and defense costs, which payments could have a material adverse effect on the Company.

On April 29, 2020, a securities class action case was filed in the United States District Court for the Southern District of New York against the Company and its CEO. The action is captioned Daniel Yannes, individually and on behalf of all others similarly situated, Plaintiff vs. SCWorx Corp. and Marc S. Schessel, Defendants. This lawsuit alleges that the Company and its CEO mislead investors in connection with the Company’s April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in this action are seeking unspecified monetary damages. The Company intends to vigorously defend against these proceedings. In connection with this litigation, the Company may be obligated to indemnify its CEO and any of its officers or directors who incur any liability or expense incurred as a result of serving at our company’s request in such capacity.

On May 27, 2020, a second securities class was filed in the United States District Court for the Southern District of New York against the Company and its CEO. The action is captioned Caitlin Leeburn, individually and on behalf of all others similarly situated, Plaintiff v. SCWorx Corp. and Marc S. Schessel, Defendants. This lawsuit also alleges that the Company and its CEO mislead investors in connection with the Company’s April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in this action are also seeking unspecified monetary damages. The Company intends to vigorously defend against these proceedings.

In addition, following the April 13, 2020 press release and related disclosures (related to COVID-19 rapid test kits), the Securities and Exchange Commission made an inquiry regarding the disclosures the Company made in relation to the transaction involving COVID-19 test kits. On April 22, 2020, the Securities and Exchange Commission ordered that trading in the securities of the Company be suspended because of “questions and concerns regarding the adequacy and accuracy of publicly available information in the marketplace” (the “SEC Trading Halt”). The SEC Trading Halt expired May 5, 2020, at 11:59 PM EDT. The Company is fully cooperating with the SEC’s investigation and is providing documents and other requested information.

In April 2020, the Company received related inquiries from The Nasdaq Stock Market and the Financial Industry Regulatory Authority (FINRA). The Company has been fully cooperating with these agencies and providing information and documents, as requested. On May 5, 2020, the Nasdaq Stock Market informed the Company that it has initiated a “T12 trading halt,” which means the halt will remain in place until the Company has fully satisfied Nasdaq's request for additional information. The Company continues to fully cooperate with Nasdaq and respond to Nasdaq’s information requests as they are issued. The T12 trading halt remains in effect as of the filing of this Form 10-K.

Also in April 2020, the Company was contacted by the U.S. Attorney’s Office for the District of New Jersey, which is seeking information and documents from the Company’s officers and directors relating primarily to the April 13, 2020 press release concerning COVID-19 rapid test kits. The Company is fully cooperating with the U.S. Attorney’s Office in its investigation.

In connection with these actions, the Company may be obligated to indemnify its CEO and any of its officers or directors who incur any liability or expense incurred as a result of serving at our company’s request in such capacity.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our company does not own any real property. The principal executive offices are located at an office complex in New York, New York, consisting of shared office space that we are leasing. The lease had an original one-year term that commenced on December 1, 2015, which was renewed until November 30, 2018 and now is under a month-to-month lease agreement. The lease allows for the limited use of private offices, conference rooms, mail handling, videoconferencing, and certain other business services.

We also have a lease for office space in Greenwich, Connecticut. The lease expires in May 2021.

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

On April 29, 2020, a securities class action case was filed in the United States District Court for the Southern District of New York against the Company and its CEO. The action is captioned Daniel Yannes, individually and on behalf of all others similarly situated, Plaintiff vs. SCWorx Corp. and Marc S. Schessel, Defendants.

On May 27, 2020, a second securities class was filed in the United States District Court for the Southern District of New York against the Company and its CEO. The action is captioned Caitlin Leeburn, individually and on behalf of all others similarly situated, Plaintiff v. SCWorx Corp. and Marc S. Schessel, Defendants. Both lawsuits allege that the Company and its CEO mislead investors in connection with the Company’s April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. The Company intends to vigorously defend against these proceedings. In connection with these actions, the Company may be obligated to indemnify its CEO and any of its officers or directors who incur any liability or expense incurred as a result of serving at our company’s request in such capacity.

In addition, following the April 13, 2020 press release and related disclosures (related to COVID-19 rapid test kits), the Securities and Exchange Commission made an inquiry regarding the disclosures the Company made in relation to the transaction involving COVID-19 test kits. On April 22, 2020, the Securities and Exchange Commission ordered that trading in the securities of the Company be suspended because of “questions and concerns regarding the adequacy and accuracy of publicly available information in the marketplace” (the “SEC Trading Halt”). The SEC Trading Halt expired May 5, 2020, at 11:59 PM EDT. The Company is fully cooperating with the SEC’s investigation and is providing documents and other requested information.

In April 2020, the Company received related inquiries from The Nasdaq Stock Market and the Financial Industry Regulatory Authority (FINRA). The Company has been fully cooperating with these agencies and providing information and documents, as requested. On May 5, 2020, the Nasdaq Stock Market informed the Company that it has initiated a “T12 trading halt,” which means the halt will remain in place until the Company has fully satisfied Nasdaq's request for additional information. The Company continues to fully cooperate with Nasdaq and respond to Nasdaq’s information requests as they are issued. The T12 trading halt remains in effect as of the filing of this Form 10-K.

Also in April 2020, the Company was contacted by the U.S. Attorney’s Office for the District of New Jersey, which is seeking information and documents from the Company’s officers and directors relating primarily to the April 13, 2020 press release concerning COVID-19 rapid test kits. The Company is fully cooperating with the U.S. Attorney’s Office in its investigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock was listed on the Nasdaq Capital Market under the symbol “AMMA” from October 6, 2016 through February 3, 2019. Our symbol was changed to “WORX” on February 4, 2019 in connection with the closing of the SCWorx acquisition. The following table sets forth for the indicated periods the high and low closing prices for SCWorx’s common stock as reported on the NASDAQ Capital Market.

	2019		2018
	High	Low	High	Low
First Quarter	$7.74	$3.23	$28.50	$8.49
Second Quarter	$7.69	$4.26	$11.80	$5.89
Third Quarter	$5.34	$2.05	$7.98	$3.06
Fourth Quarter	$3.44	$2.20	$7.14	$3.12

Holders of Record

As of June 3, 2020, there were 9,385,582 outstanding shares of common stock held by 109 stockholders of record.

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

Refer to Note 10, Stockholders’ Equity, in the accompanying consolidated financial statements for a non–cash dividend related to the decrease in the exercise price of certain warrants.

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors known to us could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of our company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our services, fluctuations in pricing for materials, and competition.

Our Business

On February 1, 2019, we acquired SCWorx Corp. in a stock for stock transaction, in connection with which we changed our name to SCWorx Corp. and changed our trading symbol on the Nasdaq to WORX. SCWorx is a leading provider of data content and services related to the repair, normalization and interoperability of information for healthcare providers and big data analytics for the healthcare industry.

SCWorx has developed and markets health information technology solutions and associated services that improve healthcare processes and information flow within hospitals. SCWorx’s software platform enables healthcare providers to simplify, repair, and organize its data (“data normalization”), allows the data to be utilized across multiple internal software applications (“interoperability”) and provides the basis for sophisticated data analytics (“big data”). SCWorx’s solutions are designed to improve the flow of information quickly and accurately between the existing supply chain, electronic medical records, clinical systems, and patient billing functions. The software is designed to achieve multiple operational benefits such as supply chain cost reductions, decreased accounts receivables aging, accelerated and more accurate billing, contract optimization, increased supply chain management and cost visibility, synchronous charge description master (“CDM”) and control of vendor rebates and contract administration fees.

SCWorx empowers healthcare providers to maintain comprehensive access and visibility to an advanced business intelligence that enables better decision-making and reductions in product costs and utilization, ultimately leading to accelerated and accurate patient billing. SCWorx’s software modules perform separate functions as follows:

●	virtualized Item Master File repair, expansion and automation;

●	CDM management;

●	contract management;

●	request for proposal automation;

●	rebate management;

●	big data analytics modeling; and

●	data integration and warehousing.

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

Direct-Worx — In March 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC, which will utilize the SCWorx database to identify trends within the purchasing supply chain and use this information to source and provide critical, difficult-to-find items for the healthcare industry. Items are becoming increasingly difficult to source due to unexpected disruptions within the supply chain, such as the COVID-19 pandemic. These products currently include:

Test Kits — the Company has identified multiple potential sources for Rapid Test Kits for COVID-19.

PPE — Personal Protective Equipment (PPE) includes items such as masks, gloves, gowns, shields, etc. The Company has extensive experience and a database of items specifically designated to assist the healthcare industry in fulfilling its inventory demands.

The sale of PPE and rapid test kits for COVID-19 represent a new business for the Company and is subject to the myriad risks associated with any new venture. The Company has for example encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE including, 3M N95 masks, which are the preferred medical grade mask of US healthcare companies. Further, the Company has encountered shipping delays with regard to masks and other PPE, and significant quality related issues regarding N95 masks. In addition, regarding its sourcing of COVID-19 Rapid Test Kits, the Company has encountered significant shipping delays, as well as reduced quantities. Consequently, there is no assurance as to the timing or quantities of any future deliveries of COVID-19 Test Kits. The Company has yet to complete the sale of any COVID-19 rapid test kits and had no test kits or PPE in inventory as of December 31, 2019 and had 19,000 test kit units as of the date of this report. In addition, changes in FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests to be sold by the Company not saleable in the United States, which could have a material adverse effect on the Company. See Government Regulation. The Company intends to begin selling COVID-19 rapid test kits in 2020. There can be no assurance that the Company will be able to generate any significant revenue from the sale of PPE products or rapid test kits.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, the assessment of useful lives and the recoverability of property, plant and equipment, the valuation and recognition of stock-based compensation expense, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and others. Actual results could differ from those estimates, and material effects on our consolidated operating results and consolidated financial position may result. Refer to Note 3, Summary of Significant Accounting Policies, in the accompanying consolidated financial statements, for a full description of our accounting policies.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance to U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of SCWorx and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On February 1, 2019, we effected a 1-for-19 reverse stock split with respect to the outstanding shares of our common stock. The reverse stock split was deemed effective at the open of business on February 4, 2019. The reverse stock split did not affect the total number of shares of common stock that we are authorized to issue, which is 45,000,000 shares. The reverse stock split also did not affect the total number of shares of Series A preferred stock that we are authorized to issue, which is 900,000 shares. Share and per share data have been adjusted for all periods presented to reflect the reverse stock split unless otherwise noted.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

Fair Value of Financial Instruments

Management applies fair value accounting for significant financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Management defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, management considers the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Concentration of Credit and Other Risks

Financial instruments that potentially subject our company to significant concentrations of credit risk consist principally of cash, accounts receivable and warrants. We believe that any concentration of credit risk in its accounts receivable is substantially mitigated by our evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. We perform ongoing internal credit evaluations of its customers’ financial condition, obtain deposits and limit the amount of credit extended when deemed necessary but generally require no collateral.

For the year ended December 31, 2019, we had two customers representing 19% and 10% of aggregate revenues. For the year ended December 31, 2018, we had three customers representing 20%, 16% and 12% of aggregate revenues. At December 31, 2019, we had four customers representing 17%, 14%, 10% and 10% of aggregate accounts receivable. At December 31, 2018, we had three customers representing 39%, 21% and 13% of aggregate accounts receivable.

Allowance for Doubtful Accounts

Our company continually monitors customer payments and maintains a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectability of our accounts receivable based upon a variety of factors. In cases where we become aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due. For all other customers, we recognize allowances for doubtful accounts based on our historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates. The Company recorded an allowance for doubtful accounts as of December 31, 2019 and 2018 of $344,412 and $0, respectively.

Leases

We determine if an arrangement is a lease at inception. The current portion of lease obligations are included in accounts payable and accrued liabilities on the consolidated balance sheets. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease, which are included in the lease ROU asset when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease components only, none with non-lease components, which are generally accounted for separately.

Business Combinations

Our company includes the results of operations of a business we acquire in our consolidated results as of the date of acquisition. We allocate the fair value of the purchase consideration of our acquisition to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired businesses and our company. Intangible assets are amortized over their estimated useful lives. The fair value of contingent consideration (earn out) associated with acquisitions is remeasured each reporting period and adjusted accordingly. Acquisition and integration related costs are recognized separately from the business combination and are expensed as incurred. For additional information regarding our acquisitions, refer to Note 5, Business Combinations.

Goodwill and Identified Intangible Assets

Goodwill

Goodwill is recorded as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Goodwill also includes acquired assembled workforce, which does not qualify as an identifiable intangible asset. Management reviews impairment of goodwill annually in the fourth quarter, or more frequently if events or circumstances indicate that the goodwill might be impaired. We first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

Identified intangible assets

Identified finite-lived intangible assets consist of ticketing software and promoter relationships resulting from the February 1, 2019 business combination. Our identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 7 years. Management makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

For further discussion of goodwill and identified intangible assets, refer to Note 5, Business Combinations.

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

Revenue Recognition

We recognize revenue in accordance with Topic 606 to depict the transfer of promised goods or services in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of Topic 606 we perform the following steps:

●	Step 1: Identify the contract(s) with a customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

We follow the accounting revenue guidance under Topic 606 to determine whether contracts contain more than one performance obligation. Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer.

Management has identified the following performance obligations in our contracts with customers:

1.	Data Normalization: which includes data preparation, product and vendor mapping, product categorization, data enrichment and other data related services,

2.	Software-as-a-service (“SaaS”): which is generated from clients’ access of and usage of our hosted software solutions on a subscription basis for a specified contract term, which is usually annually. In SaaS arrangements, the client cannot take possession of the software during the term of the contract and generally has the right to access and use the software and receive any software upgrades published during the subscription period,

3.	Maintenance: which includes ongoing data cleansing and normalization, content enrichment, and optimization, and

4.	Professional Services: mainly related to specific customer projects to manage and/or analyze data and review for cost reduction opportunities.

A contract will typically include Data Normalization, SaaS and Maintenance, which are distinct performance obligations and are accounted for separately. The transaction price is allocated to each separate performance obligation on a relative stand-alone selling price basis. Significant judgement is required to determine the stand-alone selling price for each distinct performance obligation and is typically estimated based on observable transactions when these services are sold on a stand-alone basis. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, management considers all the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when the performance obligation has been met. We consider control to have transferred upon delivery because we have a present right to payment at that time, we have transferred use of the good or service, and the customer is able to direct the use of, and obtain substantially all the remaining benefits from, the good or service.

Our SaaS and Maintenance contracts typically have termination for convenience without penalty clauses and accordingly, are generally accounted for as month-to-month agreements. If it is determined that we have not satisfied a performance obligation, revenue recognition will be deferred until the performance obligation is deemed to be satisfied.

Revenue recognition for our performance obligations are as follows:

Data Normalization and Professional Services

Our Data Normalization and Professional Services are typically fixed fee. When these services are not combined with SaaS or Maintenance revenues as a single unit of accounting, these revenues are recognized as the services are rendered and when contractual milestones are achieved and accepted by the customer.

SaaS and Maintenance

SaaS and Maintenance revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date on which our service is made available to customers.

We do have some contracts that have payment terms that differ from the timing of revenue recognition, which requires us to assess whether the transaction price for those contracts include a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if it expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. We do not maintain contracts in which the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service exceeds the one-year threshold.

In periods prior to the adoption of ASC 606, we recognized revenues when persuasive evidence of an arrangement existed, delivery had occurred, the sales price was fixed or determinable, and the collectability of the resulting receivable was reasonably assured. The adoption of Topic 606 did not result in a cumulative effect adjustment to our opening retained earnings since there was no significant impact upon adoption of Topic 606. There was also no material impact to revenues, or any other financial statement line items for the year ended December 31, 2018 as a result of applying ASC 606.

We have one revenue stream, from the SaaS business, and have not presented any varying factors that affect the nature, timing and uncertainty of revenues and cash flows.

As of December 31, 2019, we had $1,056,637 of remaining performance obligations recorded as contract liabilities. We expect to recognize sales relating to these existing performance obligations of $1,056,637 during the remainder of 2020.

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

Cost of Revenue

Cost of revenues primarily represent data center hosting costs, consulting services and maintenance of our large data array that were incurred in delivering professional services and maintenance of our large data array during the periods presented.

Contract Balances

Contract assets arise when the revenue associated prior to our unconditional right to receive a payment under a contract with a customer (i.e., unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of December 31, 2019 and 2018 and January 1, 2018.

Contract liabilities arise when customers remit contractual cash payments in advance of our company satisfying our performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $1,056,637 and $816,714 as of December 31, 2019 and 2018, respectively, and $946,539 as of January 1, 2018.

Income Taxes

Our company converted to a corporation from a limited liability company during 2018.

We use the asset and liability method of accounting for income taxes in accordance with Accounting Standard Codification (“ASC”) Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the year ended December 31, 2019, we evaluated available evidence and concluded that we may not realize all the benefits of our deferred tax assets; therefore, a valuation allowance was established for our deferred tax assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings. During the year ended December 31, 2019, we completed the accounting for tax effects of the Tax Act under ASC 740. There were no impacts to the years ended December 31, 2019 and 2018.

Stock-based Compensation Expense

We account for stock-based compensation expense in accordance with the authoritative guidance on share-based payments. Under the provisions of the guidance, stock-based compensation expense is measured at the grant date based on the fair value of the option or warrant using a Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of our stock awards for non-employees is estimated based on the fair market value on each vesting date, accounted for under the variable-accounting method.

The authoritative guidance also requires that we measure and recognize stock-based compensation expense upon modification of the term of stock award. The stock-based compensation expense for such modification is accounted for as a repurchase of the original award and the issuance of a new award.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. We estimate the volatility of our common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, its stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. We also grant performance based restricted stock awards to employees and consultants. These awards will vest if certain employee/consultant-specific or company-designated performance targets are achieved. If minimum performance thresholds are achieved, each award will convert into a designated number of shares of our common stock. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the requisite service period. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the statements of operations and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period. Refer to Note 10, Stockholders’ Equity, for additional detail.

Loss Per Share

We compute earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2019 and 2018, we had 1,650,511 and 371,848, respectively, common stock equivalents outstanding.

Indemnification

We provide indemnification of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of our software. In accordance with authoritative guidance for accounting for guarantees, we evaluate estimated losses for such indemnification. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against our company and no liability has been recorded in our financial statements.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our company’s request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. In addition, we have directors’ and officers’ liability insurance coverage that is intended to reduce our financial exposure and may enable us to recover any payments above the applicable policy retention, should they occur.

In connection with the Class Action claims and investigations described in Item 3. Legal Proceedings of this Annual Report on 10-K, we are obligated to indemnify our officers and directors for costs incurred in defending against these claims and investigations. Because we currently do not have the resources to pay for these costs, our directors and officers liability insurance carrier has agreed to indemnify these persons even though the $750,000 retention under such policy has not yet been met. Ultimately, we will be obligated to pay the amount of the retention to the extent of actual settlement and defense costs, which payments could have a material adverse effect on the Company.

Contingencies

From time to time, we may be involved in legal and administrative proceedings and claims of various types. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, we disclose the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). We do not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. Refer to Note 9, Commitments and Contingencies, for further information.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, equity component of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is provided for lessees of leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. We adopted the provisions of ASU 2016-02 and ASU 2018-11 in the quarter beginning January 1, 2019. The adoption resulted in the recognition of additional disclosures and a right of use asset of approximately $53,000 included as a component of prepaid expenses and other assets and a lease liability of approximately $53,000, which is included as a component of accounts payable and accrued liabilities.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). ASU 2018-17 provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We adopted this new standard in the first quarter of fiscal 2020, and the adoption of the standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective in the first quarter of fiscal 2020, and earlier adoption is permitted. We adopted this new standard in the first quarter of fiscal 2020, and the adoption of the standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. We adopted this new standard in the first quarter of fiscal 2020, and the adoption of the standard did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than our adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. We adopted this new standard in the first quarter of fiscal 2019, and the adoption of the standard did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) “Financial Instruments - Credit Losses” (“ASC 326”): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASC 2019-10”), which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for public entities which meet the definition of a smaller reporting company. The Company will adopt ASU 2016-13 effective January 1, 2023. Management is currently evaluating the effect of the adoption of ASU 2016-13 on the consolidated financial statements. The effect will largely depend on the composition and credit quality of our investment portfolio and the economic conditions at the time of adoption.

Results of Operations

The COVID-19 Pandemic has disrupted our business and the business of our hospital customers.

Our operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world. The New York and New Jersey area, where the Company is headquartered, is currently at one of the epicenters of the coronavirus outbreak in the United States. The Company has been following the recommendations of local health authorities to minimize exposure risk for its team members since the outbreak.

In addition, the Company’s customers (hospitals) have also experienced extraordinary disruptions to their businesses and supply chains, while experiencing unprecedented demand for health care services related to COVID-19. As a result of these extraordinary disruptions to our customers’ business, our customers are currently focused on meeting the nation’s health care needs in response to the COVID-19 pandemic. As a result, there is a significant risk that our customers will not be able to focus any resources on expanding the utilization of our services, which could adversely impact our future growth prospects, at least until the adverse effects of the pandemic subside. In addition, the financial impact of COVID-19 on our hospital customers could cause the hospital to delay payments due to us for services, which could negatively impact our cash flows.

We are endeavoring to mitigate these risks through the sale of personal protective equipment (“PPE”) and COVID-19 rapid test kits to the health care industry, including many of our hospital customers. The sale of PPE and rapid test kits for COVID-19 represent a new business for the Company and is subject to the myriad risks associated with any new venture. The Company has for example encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE including, 3M N95 masks, which are the preferred medical grade mask of US healthcare companies. Further, the Company has encountered shipping delays with regard to masks and other PPE, and significant quality related issues regarding N95 masks. In addition, regarding its sourcing of COVID-19 Rapid Test Kits, the Company has encountered significant shipping delays, as well as reduced quantities. Consequently, there is no assurance as to the timing or quantities of any future deliveries of COVID-19 Test Kits. The Company has yet to complete the sale of any COVID-19 rapid test kits and had no test kits or PPE in inventory as of December 31, 2019 and had 19,000 test kit units as of the date of this report. In addition, changes in FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests to be sold by the Company not saleable in the United States, which could have a material adverse effect on the Company. See Government Regulation. There can be no assurance that the Company will be able to generate any significant revenue from the sale of PPE products or rapid test kits.

The Company has yet to complete the sale of any COVID-19 rapid test kits. Through the date of filing we have not generated any material revenue from the sale of PPE.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2019 and 2018.

Our operating results for the years ended December 31, 2019 and 2018 are summarized as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Statement of Operations Data:

Revenues	$5,548,119	$3,421,937
Operating expenses	17,445,610	3,573,116
Loss from operations	(11,897,491)	(151,179)
Total other income (expense)	584,991	(229,424)
Net loss	(11,312,500)	(380,603)
Net loss per share, basic and diluted	(1.81)	(0.09)
Weighted average shares outstanding, basic and diluted	6,263,846	4,476,013

Our significant balance sheet accounts as of December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019	December 31, 2018
Balance Sheet Data:

Cash	$487,953	$76,459
Accounts receivable, net	799,246	520,692
Total current assets	1,298,359	1,622,818
Goodwill and intangible assets, net	8,571,686	-
Total assets	9,992,805	3,032,102

Total current liabilities	3,067,193	1,672,473
Long-term liabilities	-	1,591,491
Total liabilities	3.067,193	3,263,964
Stockholders’ equity/(deficit)	6,925,612	(231,862)

Revenues

Revenue for the year ended December 31, 2019 was $5,548,119, compared to revenue for the year ended December 31, 2018, which was $3,421,937. The increase in revenue is primarily related to revenue from the addition of new multi-year customer contracts during 2019, data consulting projects completed during 2019, license renewals in 2019, and monthly maintenance revenue from new customers in the last half of 2018. Given the disruption caused to our hospital customers by the COVID-19 pandemic, we expect our near term revenues to be adversely impacted. Customer retention includes monthly and annual recurring revenue that should not be significantly impacted by the pandemic.

Expenses

General and administrative expenses increased $12,404,731 to $13,063,526 for the year ended December 31, 2019, as compared to $658,795 in the same period of 2018. Salary and wages increased approximately $1.7 million due to our hiring of personnel in 2019 and having no employees in 2018. Insurance increased by approximately $156,000 due to an increase in Directors and Officers insurance and other insurance coverages. Travel increased by approximately $279,000 mainly related to sales opportunities. We expect travel expenses to decrease significantly in 2020. Bad debt expense increased to $344,412 in 2019 from $0 in 2018. Accounting and legal expenses increased approximately $1.6 million due to the regulatory filings required and the acquisition completed on February 1, 2019 and the listing of the Company’s stock on the Nasdaq Stock Market. We also expect legal and accounting fees to decrease in 2020. Stock-based compensation expense increased $7,482,254 related to equity awards to employees, directors, and consultants and the transfer of common shares by our CEO and a former significant shareholder to non-employee consultants. SEC related expenses increased approximately $287,000. We expect stock-based compensation to be significant in 2020 due to equity awards made to officers, directors, employees and consultants in April 2020.

We had other income of $584,991 in 2019 compared to other expense of $229,424 in 2018. In 2019, there was a gain on the fair value of convertible note receivable of $372,282 compared to a loss on fair value of asset of $112,944 in 2018. Interest expense decreased from $220,091 in 2018 to $23,720 in 2019. The decrease was a result of the conversion of the debt to equity in 2019. The Company had a gain on the fair value of asset (warrant) in 2019 of $55,000 compared to a loss of $66,000 in 2018.

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

Liquidity and Capital Resources

Going Concern

The following discussion of SCWorx’s Liquidity and Capital Resources with regard to sources and uses of cash in 2019 is not indicative of the future sources and uses of cash by the combined Company after giving effect to the acquisition of SCWorx, which occurred on February 1, 2019. Management has concluded and our auditors have indicated in their report on our consolidated financial statements for the year ended December 31, 2019 that conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements. As of December 31, 2019, we had a working capital deficit of $1,768,834 and accumulated deficit of $12,794,473. During the year ended December 31, 2019, we had a net loss of $11,312,500 and used $4,691,290 of cash in operations. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

As of June 3, 2020, we had only limited cash on hand, and we are experiencing negative cash flows from operations. Consequently, we need to raise additional capital in the near term to fund our operations and the implementation of our business plan.

On May 5, 2020, we received $293,972 in financing from the US government’s Payroll Protection Program (“PPP”). We entered into a loan agreement with Bank of America. This loan agreement was pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan.

During May 2020, we received $515,000 of a committed $565,000 from the sale of 135,527 shares of common stock (at a price of $3.80 per share) and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share. This transaction is subject to execution of definitive documents.

We are currently experiencing an increasing working capital deficiency. As of December 31, 2019, we had a working capital deficit of approximately $1.8 million, compared to a deficit of $49,655 as of December 31, 2018. The approximate $1.7 million increase in our working capital deficit was due primarily to an approximate $1.6 million increase in accounts payable, a $240,000 increase in contract liabilities, due to the selling additional annual contracts to customers, and an approximate $1 million decrease in acquisition related convertible notes and interest receivable, which were converted to equity in 2019, partially offset by approximately $623,000 increase in accounts receivable, due to the additional revenue in 2019 and approximately $411,000 increase in cash.

Based on our current business plan, we anticipate that our operating activities will use approximately $250,000 in cash per month over the next twelve months, or approximately $3.0 million. Currently we have limited cash on hand, and consequently, we are unable to fully implement our current business plan. Accordingly, we have an immediate need for additional capital to fund our operating activities.

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and debt securities, and ultimately, we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize additional revenues from the sale of our products and services. As previously stated, our operations are generating negative cash flows, and thus adversely affecting our liquidity. If we are able to secure sufficient funding in the near term to fully implement our business plan, we expect that our operations could begin to generate significant cash flows during early 2021, which should ameliorate our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to fully implement our business plan, in which case there could be a material adverse effect on our results of operations and financial condition.

In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities (see Note 2 to the Financial Statements - Liquidity/Going Concern).

Based on our limited availability of funds we expect to spend minimal amounts on software development and capital expenditures. We expect to fund any software development expenditures through a combination of cash flows from operations and proceeds from equity and/or debt financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity), we will be unable to fund our software development expenditures, in which case, there could be an adverse effect on our business and results of operations.

Cash Flows

	Year Ended December 31,
	2019	2018

Net cash used in operating activities	$(4,691,290)	$(241,080)
Net cash provided by (used in) investing activities	4,915,236	(1,703,466)
Net cash provided by financing activities	187,548	2,005,846
Net increase in cash	$411,494	$61,300

Our operations through December 31, 2019 have resulted in negative cash flows from operations of $4,691,290. If we are able to generate additional revenue through the addition of new customers, combined with an anticipated reduction in legal and accounting expenses, we believe we may begin to generate positive operating cash flows in early 2021. However, there is no assurance we will be able to increase our revenue sufficiently so as to generate positive operating cash flows within this time frame.

Operating Activities

Net cash used in operating activities was $4,691,290 for the year ended December 31, 2019, mainly related to the net loss of $11,312,500, and offset by non-cash stock-based compensation of $7,482,254 related to various equity awards to employees and non-employees.

Net cash used in operating activities from operations was $241,080 for the year ended December 31, 2018, mainly related to the net loss of $380,603, increase in accounts receivable of $173,200, amortization of note discount of $48,261, non-cash expenses relating to the fair value of convertible notes and warrants of $178,944, a decrease in deferred revenue of $129,825 and an increase in accounts payable and accrued expenses of $311,865.

Investing Activities

Net cash provided by investing activities was $4,915,236 for the year ended December 31, 2019, related to the cash acquired in the reverse acquisition of $5,441,437, partially offset by advances to a shareholder of $199,549 and the purchase of Alliance convertible notes receivable of $215,000 and capital expenditures of $111,652.

Net cash used in investing activities was $1,703,466 for the year ended December 31, 2018, which were primarily a $1,035,000 loan to Alliance and $547,116 of advances to a shareholder.

We expect cash used in investing activities to decrease during 2020.

Financing Activities

Net cash provided by financing activities was $187,548 for the year ended December 31, 2019, primarily related to the proceeds from a note payable, related party.

Cash provided by financing activities was $2,005,846 for the year ended December 31, 2018, primarily related to $1,250,000 of proceeds from the sale of common stock and $755,846 of borrowings from a related party.

Contractual Cash Obligations

Refer to Note 9, Commitments and Contingencies, in the accompanying consolidated financial statements for additional detail.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of December 31, 2019, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our Chief Financial Officer left in October 2019 and our Chief Executive Officer has been filling the role of principal financial officer, along with our use of consulting personnel.

Management Report on Internal Controls over Financial Reporting

Our management has identified material weaknesses in our internal controls related to deficiencies in the design of internal controls and segregation of duties. Management is planning to meet with the Audit Committee to discuss remediation efforts, which are expected to be resolved during 2020, or until such time as management is able to conclude that its remediation efforts are designed and operating effectively. Our management is actively looking for a Chief Financial Officer along with other accounting and finance personnel to assist in the remediation efforts.

Notwithstanding the foregoing, our management, including our Chief Executive Officer, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended December 31, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On June 11, 2020, our Board of Directors appointed Timothy A. Hannibal, who currently serves as our Chief Revenue officer, to act as our Interim Chief Financial Officer.  In his role as Interim chief Financial Officer, Mr. Hannibal will oversee our financial operations.  Mr. Hannibal will serve in such capacity until we appoint a permanent Chief Financial Officer or until his earlier resignation or removal. Any change to Mr. Hannibal’s compensation as a result of his acting as Interim CFO has yet to be determined.

Mr. Hannibal has over 28 years’ experience in SaaS and cloud technology, driving revenue, go-to-market strategies, mergers and acquisitions and executive management. Mr. Hannibal Joined the Company in January 2019 and has since served as its Chief Revenue Officer. Prior to joining the Company, Mr. Hannibal was an executive at Primrose Solutions (the predecessor to SCWorx) which he joined in September of 2016. At Primrose, Mr. Hannibal was responsible for overseeing marketing, sales and operations, including executing the Company’s business plan. Mr. Hannibal has a successful track record of growth and management at both startup and national companies. Prior to joining Primrose, Mr. Hannibal was the President and CEO of VaultLogix, a company he founded, for thirteen years. VaultLogix was a leading SaaS company in the cloud backup industry before being acquired by J2 Global.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of the date of filing of this Report:

Name	Age	Position(s)

Marc S. Schessel	57	Chief Executive Officer and Chairman of the Board of Directors, Treasurer and Secretary
Timothy A. Hannibal	52	Interim Chief Financial Officer
Charles K. Miller	59	Director
Steven Wallitt	58	Director
Mark Shefts	62	Director

Background of Officers and Directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Marc Schessel

Mr. Schessel, 57, is SCWorx’s founder and Chairman and Chief Executive Officer. He founded SCWorx’s predecessor (Primrose LLC) in 2012 and has been Chairman and CEO of SCWorx since then. Commencing his work in supply chain during his ten years in the Marine Corps, Mr. Schessel was awarded the Naval Achievement medal along with the Naval Commendation medal for services rendered in creating the first automated supply and logistics software (M triple S) which was ultimately put in service at leading corporations such as Sears and IBM. Since leaving the Marine Corps, Mr. Schessel has continued his work in refining programmatic solutions for the most complex and critical supply chains in the country — the healthcare industry. Working in all facets of the Healthcare Supply Chain, Mr. Schessel spent over ten years as a Vice President of Supply Chain for a large NYC based Integrated Delivery Network before forming his own consultancy — focused on delivering automated solutions to Providers, Business-to-Business (B2B) e-commerce companies (GHX), tier one consulting firms, GPOs, distributors, payors and manufacturers. Mr. Schessel also served as a consultant to the United Nations — developing an automated Emergency Medical Response program that, based on the event, forecasts the items, quantities and logistical delivery networks crucial for responders, allowing countries by region to better plan, stock and store critical supplies.

Timothy A. Hannibal

Mr. Hannibal has over 28 years’ experience in SaaS and cloud technology, driving revenue, go-to-market strategies, mergers and acquisitions and executive management. Mr. Hannibal Joined the Company in January 2019 and has since served as its Chief Revenue Officer, and was appointed. interim Chief Financial Officer on June 10, 2020. Prior to joining the Company, Mr. Hannibal was an executive at Primrose Solutions (the predecessor to the SCWorx) which he joined in September of 2016. At Primrose, Mr. Hannibal was responsible for overseeing marketing, sales and operations, including executing the Company’s business plan. Mr. Hannibal has a successful track record of growth and management at both startup and national companies. Prior to joining Primrose, Mr. Hannibal was the President and CEO of VaultLogix, a company he founded, for thirteen years. VaultLogix was a leading SaaS company in the cloud backup industry before being acquired by J2 Global.

Charles K. Miller

Mr. Miller, 59, joined our board on October 24, 2018. He has been a member of the board of directors of InterCloud Systems, Inc., a publicly traded IT infrastructure services company, since November 2012. In addition, he has, since June 2017, acted as an independent business consultant. He was the Chief Financial Officer of Tekmark Global Solutions, LLC, a provider of information technology, communications and consulting services, from September 1997 until June 2017. Since May 2017, he has been a director of Notis Global, Inc., a diversified holding company, in the industrial hemp industry, that manufactures, markets and sells hemp derivative products such as cannabidiol (“CBD”) distillate and isolate. Mr. Miller graduated from Rider University with a Bachelor of Science in Accounting and an MBA. Mr. Miller is a Certified Public Accountant and boasts more than three decades of experience.

Steven Wallitt

Mr. Wallitt, 58, has worked as owner and director of a packaging materials company since 1981. He is responsible for decision making in all areas of the company, including sourcing the best and most efficient methods for achieving maximum profitability and the highest quality standards. He has extensive knowledge in evaluating sales and marketing proposals. Beginning in 2008, he has been an investor in both private and public companies, as well as early-stage public companies with personal investments of $50,000 to more than $3,000,000. He has consulted for many of these companies in areas ranging from public market strategies, growth strategies, evaluating contract proposals, cost control and evaluating employee responsibilities in order to achieve maximum efficiencies. Since 2014, Mr. Wallitt has been an advisory board member to Redtower Capital, a California-based investment firm where he advises on all aspects of client identification, sales and marketing strategies and profit maximization. Since 2017, he has been a significant investor in Alliance MMA and SCWorx. Mr. Wallitt holds a BA degree in communications from Rider College, Lawrenceville, NJ.

Mark Shefts

Mr. Shefts, 62, has served as a director and a member of our audit committee, compensation committee and nominating committee since May 15, 2020. Mr. Shefts was a member of the board of directors and chairman of the audit committee of Alliance MMA, Inc. from August 2016 to October 2017. Since 2004, Mr. Shefts has served as the Chief Executive Officer of The Rushcap Group, Inc., a privately held investment and consulting firm. Since 2005, Mr. Shefts has served as a Trustee of The Onyx & Breezy Foundation, a non-profit organization. Previously, Mr. Shefts was the Director, President and co-owner of All-Tech Investment Group Inc., from 1987 to 2001, and Domestic Securities, Inc., from 1993 to 2011, each an SEC-registered broker dealer. Mr. Shefts has previously owned seats on both the New York Stock Exchange and the Chicago Stock Exchange. Mr. Shefts has been an arbitrator for the American Arbitration Association and FINRA Dispute Resolution, Inc. with an area of specialization in the field of financial services. Mr. Shefts has held FINRA Series 7, 24 and 63 licenses and a Series 27 qualification as a Financial and Operations Principal. Mr. Shefts is also certified as Financial Services Auditor and a Certified Fraud Examiner. Mr. Shefts has been a Director, EVP & Chief Financial officer of Arbor Entech Corp. and Solar Products Sun-Tank, Inc., each a publicly traded company. Mr. Shefts holds a BS in accounting from Brooklyn College of The City University of New York.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and also to other employees. Our Code of Business Conduct can be found on our website at www.SCWorx.com.

Family Relationships

There are no family relationships between any of our directors, executive officers or significant employees.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, significant employees or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Board Composition

The Board of Directors currently consists of four directors. Each director will serve in office until our 2020 annual meeting of stockholders or until their successors have been duly elected and qualified, or until the earlier of their respective deaths, resignations, or retirements.

Our certificate of incorporation provides that that the number of authorized directors will be determined in accordance with our bylaws. Our bylaws provide that the number of authorized directors shall be determined from time to time by a resolution of the Board of Directors, and any vacancies in our board and newly created directorships may be filled only by our Board of Directors.

Term of Office

All of our directors are elected on an annual basis to serve until the next annual meeting of shareholders or until the earlier of their death, resignation or removal.

Committees of the Board of Directors

Our Board of Directors has established an audit committee, a compensation committee and a nominating and governance committee. Each of these committees will operate under a charter that has been approved by our Board of Directors.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee has authority to review our financial records, engage with our independent auditors, recommend policies with respect to financial reporting to the Board of Directors and investigate all aspects of our business. The members of the audit committee are Mr. Miller, Mr. Shefts and Mr. Wallitt. The audit committee consists exclusively of directors who are financially literate. In addition, Mr. Miller will be considered an “audit committee financial expert” as defined by the SEC’s rules and regulations. All members of the Audit Committee currently satisfy the independence requirements and other established criteria of Nasdaq.

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. The members of the compensation committee are Mr. Miller, Mr. Shefts and Mr. Wallitt.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee identifies and nominates candidates for membership on the Board of Directors, oversees Board of Directors’ committees, advises the Board of Directors on corporate governance matters and any related matters required by the federal securities laws. The members of the Nominating Committee are Mr. Miller and Mr. Wallitt, and all currently satisfy the independence requirements and other established criteria of Nasdaq.

The Nominating and Governance Committee will consider stockholder recommendations for candidates for the Board of Directors.

Our bylaws provide that, in order for a stockholder’s nomination of a candidate for the board to be properly brought before an annual meeting of the stockholders, the stockholder’s nomination must be delivered to the Secretary of our company no later than 120 days prior to the one-year anniversary date of the prior year’s annual meeting.

Charters for all three committees are available on our website at www.SCWorx.com.

Changes in Nominating Procedures

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of changes in beneficial ownership with respect to their ownership of our securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, and without conducting an independent investigation of our own, we believe that with respect to the fiscal year ended December 31, 2019, our officers and directors, and all of the persons known to us to beneficially own more than 10% of our common stock filed all required reports on a timely basis.

Item 11. Executive Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2019 and 2018 awarded to, earned by or paid to our executive officers. The value attributable to any option awards and stock awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 10, Stockholders’ Equity, to our consolidated year-end financial statements, the assumptions made in the valuation of these option awards and stock awards is set forth therein.

							Changes in
							Pension Value and
						Non-Equity	Non-Qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Marc Schessel (1)	2019	366,667	-	486,750	-	-	-	27,528	880,945
Chairman and Chief Executive Officer	2018	-	-	-	-	-	-	-	-

Timothy Hannibal (6)	2019	200,000	-	324,500	-	-	-	22,916	547,416
Chief Financial Officer	2018	-	-	-	-	-	-	-	-

James Schweikert (2)	2019	145,833	-	1,263,750	-	-	-	17,519	1,427,102
Chief Operating Officer	2018	-	-	-	-	-	-	-	-

John Price (3)	2019	237,500	-	1,839,250	-	-	-	41,959	2,118,709
Former Chief Financial Officer	2018	175,000	25,000	-	122,316	-	-	-	322,316

Robert Mazzeo (4)	2019	-	-	-	-	-	-	-	-
Former Chief Executive Officer	2018	-	-	-	-	-	-	90,000	90,000

Ira Raines (5)	2019	-	-	-	-	-	-	-	-
Former President	2018	50,000	-	38,500	-	-	-	10,000	98,500

(1)	Mr. Schessel has been Chairman and Chief Executive Officer of SCWorx Corp (f/k/a Alliance MMA, Inc.) since February 1, 2019.

(2)	Mr. Schweikert was appointed Chief Operating Officer on May 31, 2019. Mr. Schweikert’s employment was terminated by mutual agreement on April 29, 2020.

(3)	Mr. Price was President and Chief Financial Officer of Alliance MMA, until the acquisition on February 1, 2019, at which time he was appointed our Chief Financial Officer. He resigned on October 25, 2019. The 2018 amounts paid to Mr. Price were paid by Alliance MMA.

(4)	Mr. Mazzeo served as Chief Executive Officer from February 7, 2018 through May 25, 2018.

(5)

Mr. Rainess was hired as Executive Vice President, Business Affairs on May 15, 2017 and was appointed President on February 15, 2018, and we terminated his employment agreement on December 24, 2018. Previously, Mr. Rainess served as an independent consultant and received monthly consulting fees which are included in All Other Compensation.

(6).	Mr. Hannibal was hired as Chief Revenue Officer on February 1, 2019 and was appointed Interim Chief Financial Officer on June 10, 2020.

Employment Agreements

On February 1, 2019, we entered into an employment agreement with Marc Schessel, (the Schessel Employment Agreement), whereby Mr. Schessel agreed to serve as our Chief Executive Officer for a period of three years, subject to renewal, in consideration for an annual salary of $400,000. Mr. Schessel is eligible for merit-based increases to his compensation as established by the Board of Directors in its sole discretion. The Schessel Employment Agreement also provides for discretionary performance-based bonuses to be determined by the Compensation Committee of the Board of Directors. Mr. Schessel may also receive annual restricted stock unit grants at the discretion of the Compensation Committee.

On May 31, 2019, we entered into an employment agreement with employment agreement with James (Tad) Schweikert, (the Schweikert Employment Agreement, whereby Mr. Schweikert agreed to serve as our Chief Operating Officer for a period of three years, subject to renewal, in consideration for an annual salary of $250,000. Additionally, under the terms of the Schweikert Employment Agreement, Mr. Schweikert was to receive 30,303 restricted stock units on January 2, 2020 and was also to receive 225,000 restricted stock units, which were to vest in three equal instalments beginning May 31, 2020. Mr. Schweikert’s employment was terminated by mutual agreement on April 29, 2020.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2019 and 2018 awarded to, earned by or paid to our directors. The value attributable to any stock option awards reflects the grant date fair values of stock awards calculated in accordance with ASC Topic 718.

		Fees Earned or Paid in Cash	Stock Award	Option Award	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)
Charles K. Miller (1)	2019	-	-	203,108	-	-	-	203,108
Director	2018	-	17,039	-	-	-	-	17,039

Robert Christie (2)	2019	-	-	203,108	-	-	-	203,108
Director	2018	-	-	-	-	-	-	-

Steven Wallitt (3)	2019	-	-	-	-	-	-	-
Director	2018	-	-	-	-	-	-	-

Francis Knuettel (4)	2019	-	135,000	73,528	-	-	-	208,528
Former Director	2018	-	-	-	-	-	-	-

Ira Ritter (5)	2019	-	-	203,108	-	-	-	203,108
Former Director	2018	-	-	-	-	-	-	-

Joseph Gamberale (6)	2019	-	-	-	-	-	20,955	20,955
Former Director	2018	-	-	93,175	-	-	-	93,175

Joel D. Tracy (7)	2019	-	-	-	-	-	-	-
Former Director	2018	-	-	38,175	-	-	-	38,175

Burt Watson (8)	2019	-	-	-	-	-	-	-
Former Director	2018	56,400	57,263	-	-	-	50,000	163,663

(1)	Charles K. Miller was appointed as a Director on October 24, 2018

(2)	Robert Christie was appointed as a Director on February 1, 2019 and resigned April 29, 2020.

(3)	Steven Wallitt was appointed as a Director on October 4, 2019.

(4)	Francis Knuettel was appointed as a Director on February 1, 2019 and resigned on December 31, 2019.

(5)	Ira Ritter was appointed as a Director on February 1, 2019 and resigned on December 31, 2019.

(6)	Joseph Gamberale was appointed as a Director on February 12, 2015 and resigned on February 1, 2019. His other compensation includes the costs of health insurance premiums paid on Mr. Gamberale’s behalf.

(7)	Joel D. Tracy was appointed as a Director on September 30, 2016 and resigned February 1, 2019.

(8)	Burt Watson was appointed as a Director on September 30, 2016 and resigned February 1, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 3, 2020: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of June 3, 2020, there were 9,385,582 shares of our common stock outstanding.

Amount and Nature of Beneficial Ownership as of June 3, 2020 (1)

Named Executive Officers and Directors	Common Stock	Options/Warrants	Total	Percentage/ Ownership
Current (as of June 3, 2020)
Marc Schessel (5)	1,032,606	164,500	1,197,106	12.5%
Timothy Hannibal	16,667		16,667	*
Charles Miller (6)	3,290	79,226	82,516	*
Mark Shefts	32,473	-	32,473	*
Steven Wallitt (2)	51,400	53,333	104,733	1.1%
Directors and Executive Officers as a Group (4 Persons)	1,136,436	297,060	1,433,496	14.8%

Former
Ira Ritter (8)		25,893	25,893	*
Joseph Gamberale (3)	80,000	121,541	201,541	2.1%
Robert Christie (7)	-	25,893	25,893	*
Francis Knuettel (4)	447	33,130	33,577	* %
John Price (9)	-	34,211	34,211	* %

*	Represents beneficial ownership of less than 1% of our outstanding stock.

(1)

In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock that may be acquired upon the exercise of stock options within 60 days of March 30, 2020. In determining the percent of common stock owned by a person or entity on March 30, 2020, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days of June 3, 2020 upon the exercise of stock options, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 30, 2020 and (ii) the total number of shares that the beneficial owner may acquire upon exercise of stock options within 60 days of March 30, 2020. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o SCWorx Corp., 590 Madison Avenue, 21st Floor, New York, New York 10022.

(2)	In addition to the 51,400 common shares held directly, the options and warrants include 53,333 restricted stock units which vest monthly.

(3)	The options and warrants include 21,541 shares upon exercise of warrants related to the Series A Preferred stock, 100,000 warrants granted in April 2020.

(4)	In addition to the 447 shares of common stock held directly, the options and warrants include options to purchase 13,393 shares of common stock, 13,158 shares of common stock issuable upon the conversion of Series A Preferred stock and 6,549 shares to be issued upon exercise of Series A Preferred warrants.

(5)	In addition to the 1,032,606 shares of common stock held directly, the options and warrants include restricted stock units for 164,500 shares of common stock which vest upon the filing of the Company’s Form 10-K for the year ended December 31, 2019.

(6)	In addition to the 3,290 shares of common stock held directly, the options and warrants include restricted stock units for 53,333 shares of common stock which vest monthly for six months and options to purchase 25,893 shares of common stock.

(7)	The options and warrants include options to purchase 25,893 shares of common stock.

(8)	The options and warrants include options to purchase 25,893 shares of common stock.

(9)	The options and warrants include options to purchase 34,210 shares of common stock.

Employee Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

Prior to the completion of our initial public offering, our Board of Directors adopted the Alliance MMA 2016 Equity Incentive Plan (the “2016 Plan”) pursuant to which we may grant shares of our common stock to our directors, officers, employees or consultants. Our stockholders approved the 2016 Plan at our annual meeting of stockholders held September 1, 2017, and on January 30, 2019 approved the Amended and Restated 2016 Plan, which permits the issuance of up to 3,000,000 shares. Unless earlier terminated by the Board of Directors, the 2016 plan will terminate, and no further awards may be granted, after July 30, 2026.

As of December 31, 2019, the following sets forth the stock option awards to our officers and directors.

Outstanding Equity Awards at December 31, 2019

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Current Officers
Marc Schessel	-	-	-	$-	-	-	$-	-	$-

Timothy Hannibal	-	-	-	$-	-	-	$-	50,000	$143,500

Former Officers

John Price
First award	10,526	-	-	$6.84	6/4/2023	-	$-	-	$-
Second award	10,526	-	-	$3.42	8/13/2023	-	$-	-	$-
Third award	13,159	-	-	$5.89	9/13/2023	-	$-	-	$-

James Schweikert
First award	-	-	-	$-	-	-	$-	30,303	$86,970
Second award	-	-	-	$-	-	-	$-	225,000	$645,750

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company’s founder and majority stockholder had provided cash advances on an unsecured and non-interest-bearing basis, during the first few years of operation. Beginning in 2016, the founder began receiving distributions from the Company. The amounts owed to, and due from, the shareholder have been netted in the accompanying consolidated balance sheets. In January 2019, this shareholder surrendered 1,401 common shares to the Company as settlement of the $1,409,284 net amount due to the Company. As of December 31, 2019 and 2018, the net balance due from the founder was $0 and $1,409,284, respectively. The balance did not carry a maturity date, and there were no repayment terms.

In October 2016, the Company entered into an unsecured loan agreement with Mark Munro, then a minority shareholder for up to $1,000,000 of borrowings for operating expenses. In November 2016 and January 2018, the Company entered into additional note agreements with Mr. Munro to provide up to an additional $2,000,000 of aggregate borrowings for which the Company had guaranteed payment from its subsidiary if the Company was unable meet its obligations. The interest rate for the notes was 10% per annum, and the notes had a maturity date in January 2021. One of the notes bore interest at 10% for the first 90 days and was then adjusted to 18% per annum.

As previously disclosed, on August 20, 2018, the Company entered into a SEA with Alliance MMA, as amended on December 18, 2018, in connection therewith Mr. Munro agreed to accept shares of Series A Convertible Preferred Stock having a face value equal to the total amount owed to him of approximately $1.9 million in full satisfaction of such indebtedness (including principal and accrued interest).

As of December 31, 2019 and 2018, the notes payable - related party totaled $0 and $1,591,491, respectively. On September 30, 2019, Mr. Munro agreed to accept 17,000 shares of the Company’s common stock in 2020 as full settlement of the remaining $192,000 of principal.

The Company incurred interest expense of $23,720 and $220,091 for the years ended December 31, 2019 and 2018, respectively, which was accrued and converted to Series A Preferred Stock in 2019.

In addition, Mr. Munro also provided office space to the Company at no cost through January 2019.

Director Independence

The rules of the Nasdaq Capital Market, or the Nasdaq Rules, require a majority of a listed company’s board of directors to be composed of independent directors within one year of listing. In addition, the Nasdaq Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the Nasdaq Rules, a director will qualify as an independent director only if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq Rules also require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act, as amended. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In considering the independence of compensation committee members, the Nasdaq Rules require that our Board of Directors must consider additional factors relevant to the duties of a compensation committee member, including the source of any compensation we pay to the director and any affiliations with our company.

Our Board of Directors undertook a review of the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors other than Mark Schessel, CEO, is independent based on the definition of independence in the Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors has selected Withum, an independent registered public accounting firm, to audit our financial statements for the year ending December 31, 2019. Withum has served as our independent registered public accounting firm since January 2018.

Principal Accountant Fees and Services

During 2019 and 2018, fees for services provided by Withum were as follows:

	For the year ended
	December 31,
	2019	2018

Audit Fees	$233,589	$116,905
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$233,589	$116,905

Audit Fees

Audit fees for 2019 include amounts related to the audit of our annual consolidated financial statements and quarterly review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q. Audit fees for 2018 include amounts related to the audit of SCWorx Corp.’s annual consolidated financial statements and quarterly review of its consolidated financial statements prior to the acquisition,

Audit Related Fees

Audit Related Fees include amounts related to accounting consultations and services.

Tax Fees

Tax Fees include fees billed for tax compliance, tax advice and tax planning services.

All Other Fees

There were no other fees billed by Withum for services rendered to our company, other than the services described above, in 2019 and 2018.

The Audit Committee of the Board of Directors had selected Friedman LLP (“Friedman”), an independent registered public accounting firm, to audit the financial statements of the Company for the year ending December 31, 2018. Friedman had served as our independent registered public accounting firm since January 2016.

Principal Accountant Fees and Services

During 2018, fees for services provided by Friedman were as follows:

For the year ended
December 31,
2018

Audit Fees	$365,951
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$365,951

All Other Fees

There were no other fees billed by Friedman for services rendered to the Company, other than the services described above, in 2018. The Audit Committee has determined that the rendering of non-audit services by Friedman was compatible with maintaining their independence.

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

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

SCWorx Corp.

By:	/s/ Marc S. Schessel
Marc S. Schessel
Chief Executive Officer
June 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Marc S. Schessel
Marc S. Schessel
Chief Executive Officer and Director (Principal Executive Officer)
June 12, 2020

/s/ Timothy Hannibal
Timothy Hannibal
Principal Financial Officer
June 12, 2020

/s/ Charles K. Miller
Charles K. Miller, Director
June 12, 2020

/s/ Mark Shefts
Mark Shefts, Director
June 12, 2020

/s/ Steven Wallitt
Steven Wallitt, Director
June 12, 2020

Index to Consolidated Financial Statements

SCWorx Corp.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and the Board of Directors of SCWorx Corp.:

Opinion On The Financial Statements

We have audited the accompanying consolidated balance sheets of SCWorx Corp. (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has suffered recurring losses from operations, has negative cash flows from operations, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company's auditor since 2018.

/s/ WithumSmith+Brown, PC

East Brunswick, NJ

June 12, 2020

SCWorx Corp.

Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS

Current assets:
Cash	$487,953	$76,459
Accounts receivable, net of allowance of $344,412 and $0, respectively	799,246	520,692
Prepaid and other assets	11,160	-
Convertible notes receivable, at fair value	-	837,317
Interest receivable	-	121,350
Investment in warrants, at fair value	-	67,000
Total current assets	1,298,359	1,622,818

Fixed assets	105,199	-
Goodwill	8,366,467	-
Intangible assets	205,219	-
Other assets	17,561	1,409,284
Total assets	$9,992,805	$3,032,102

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$2,010,556	$855,759
Contract liabilities	1,056,637	816,714
Total current liabilities	3,067,193	1,672,473

Long-term liabilities:
Notes payable - related party	-	1,591,491
Total long-term liabilities	-	1,591,491

Total liabilities	3,067,193	3,263,964

Commitments and contingencies

Stockholders’ equity/(deficit):
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 578,567 and 0 shares issued and outstanding, respectively	579	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 7,390,261 and 5,838,149 shares issued and outstanding, respectively	7,391	5,838
Additional paid-in capital	19,712,115	1,244,273
Accumulated deficit	(12,794,473)	(1,481,973)
Total stockholders’ equity/(deficit)	6,925,612	(231,862)

Total liabilities and stockholders’ equity/(deficit)	$9,992,805	$3,032,102

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Operations

	For the year ended
	December 31,
	2019	2018

Revenue	$5,548,119	$3,421,937

Operating expenses:
Cost of revenues	4,382,083	2,914,321
General and administrative	13,063,526	658,795
Total operating expenses	17,445,609	3,573,116

Loss from operations	(11,897,491)	(151,179)

Other income (expenses):
Interest expense	(23,720)	(220,091)
Interest income	37,773	169,611
Gain (Loss) on fair value of convertible notes receivable	372,282	(112,944)
Gain (Loss) on fair value of warrant asset	55,000	(66,000)
Other expense	(7,990)	-
Gain on exchange of debt for common stock	151,646	-
Total other income (expense)	584,991	(229,424)

Net loss before income taxes	(11,312,500)	(380,603)

Provision for income taxes	-	-

Net loss	$(11,312,500)	$(380,603)

Net loss per share, basic and diluted	$(1.81)	$(0.09)

Weighted average common shares outstanding, basic and diluted	6,263,846	4,476,013

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Changes in Stockholders’ Equity/(Deficit)

	Members’	Members’	Preferred Stock		Common stock		Additional paid-in	Accumulated
	units	Deficit	Shares	$	Shares	$	capital	deficit	Total
Balances, January 1, 2018	17,500	$(1,101,259)	-	$-	-	$-	$-	$(1,101,434)	$(1,101,434)

Conversion from LLC to Corporation	(17,500)	1,101,259	-	-	4,476,013	4,476	-	65	4,541
Cancelled shares due to issuance of common stock	-	-	-	-	(4,366,954)	(4,367)	-	(1)	(4,368)
Shares issued to vendor	-	-	-	-	2,090	2	-	-	2
Issuance of common stock	-	-	-	-	5,727,000	5,727	1,244,273	-	1,250,000
Net loss	-	-	-	-	-	-	-	(380,603)	(380,603)

Balances, December 31, 2018	-	$-	-	$-	5,838,149	$5,838	$1,244,273	$(1,481,973)	$(231,862)

Surrender of common stock in settlement of due from stockholder balance	-	-	-	-	(574,991)	(575)	(1,608,258)	-	(1,608,833)
Series A Convertible Preferred Stock issuance (Alliance MMA)	-	-	629,138	629	-	-	5,980,501	-	5,981,130
Issuance of common stock	-	-	-	-	1,283,124	1,283	5,883,078	-	5,884,361
Conversion of notes payable - related party into Series A Convertible Preferred Stock	-	-	190,000	190	-	-	1,899,810	-	1,900,000
Exercise of warrants	-	-	-	-	11,075	11	67,537	-	67,548
Settlement of disputed contractual claim	-	-	-	-	19,801	20	117,982	-	118,002
Issuance of warrants in settlement of lease dispute	-	-	-	-	-	-	66,275	-	66,275
Shares issued in cashless exercise of warrants	-	-	-	-	3,732	4	(4)	-	-
Stock-based compensation related to founder’s transfers of common stock to contractors	-	-	-	-	-	-	5,322,930	-	5,322,930
Stock-based compensation related to employee, director and contractor equity awards	-	-	-	-	78,290	78	2,159,247	-	2,159,325
Stock and warrant dividend	-	-	-	-	-	-	(1,705,722)	-	(1,705,722)
Conversion of Series A Convertible Preferred Stock into common stock	-	-	(240,571)	(240)	633,082	634	(394)	-	-
Issuance of common stock in settlement of Series A Convertible Preferred Stock contractual fee	-	-	-	-	73,156	73	209,885	-	209,958
Common stock issued in settlement of litigation	-	-	-	-	24,843	25	74,975	-	75,000
Net loss	-	-	-	-	-	-	-	(11,312,500)	(11,312,500)

Ending balance, December 31, 2019	-	$-	578,567	$579	7,390,261	$7,391	$19,712,115	$(12,794,473)	$6,925,612

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Cash Flows

	For the year ended
	December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(11,312,500)	$(380,603)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,453	-
Amortization of intangibles	34,781	-
Reserve for bad debt	344,412	-
Gain (loss) on fair value of warrant assets	(55,000)	66,000
Gain (loss) on change in fair value of convertible notes receivable	(372,282)	112,944
Settlement of disputed contractual claim	118,002	-
Issuance of warrants in settlement of lease dispute	66,275	-
Stock based compensation - employee grants	7,482,254	-
Non cash interest income	(37,773)
Non cash interest expense	23,720
Other income	7,990
Common stock issued in settlement of litigation	75,000	-
Issuance of common stock in settlement of Series A Convertible Preferred Stock contractual fee	209,958	-
Gain on exchange of debt for common stock	(151,646)	-
Amortization of note discount	-	(48,261)
Changes in operating assets and liabilities:
Accounts receivable	(622,966)	(173,200)
Prepaid expenses	(11,160)	-
Other assets	(17,561)	-
Accounts payable and accrued liabilities	(719,170)	311,865
Contract liabilities	239,923	(129,825)
Net cash used in operating activities	(4,691,290)	(241,080)

Cash flows from investing activities:
Cash acquired in reverse acquisition	5,441,437	-
Investment in AMMA warrant	(19,000)
Advances to shareholder	(199,549)	(547,116)
Purchase of convertible notes receivable - Alliance MMA	(196,000)	-
Purchase of fixed assets	(111,652)	-
(Increase) in interest receivable	-	(121,350)
Loan to AMMA	-	(1,035,000)
Net cash provided by (used in) investing activities	4,915,236	(1,703,466)

Cash flows from financing activities:
Proceeds from notes payable - related party	120,000	-
Proceeds from exercise of warrants	67,548	-
Proceeds from sale of common shares	-	1,250,000
Proceeds from additional borrowings from related party	-	755,846
Net cash provided by financing activities	187,548	2,005,846

Net increase in cash	411,494	61,300

Cash, beginning of period	76,459	15,159

Cash, end of period	$487,953	$76,459

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Settlement of disputed contractual claim with issuance of common stock	$118,002	$-
Issuance of warrant in settlement of vendor liability	$66,275	$-
Cashless exercise of warrant	$4	$-
Surrender of common stock in settlement of due from shareholder balance	$1,608,833	$-
Stock and warrant dividend	$1,705,722	$-
Warrants issued to company	$19,000	$-
Conversion of notes payable-related party and interest into Series A Convertible Preferred Stock	$1,900,000	$-
Issuance of common shares for preferred stock penalty	$209,958	$-
Interest receivable converted to common stock	$145,000	$-
Conversion of notes payable related party into common stock	$151,646	$-
Issuance of preferred and common stock in connection with acquisition of Alliance MMA, net of cash	$6,424,054	$-
Measurement period goodwill adjustment	$99,815	$-
Conversion of Series A Convertible Preferred Stock into common shares	$2,092,445	$-
Common stock issued in settlement of litigation	$75,000	$-
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$-	$133,000

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Nature of Business

SCWorx, LLC (n/k/a SCW FL Corp.) (“SCW LLC”) was a privately held limited liability company which was organized in Florida on November 17, 2016. On December 31, 2017, SCW LLC acquired Primrose Solutions, LLC (“Primrose”), a Delaware limited liability company, which became its wholly-owned subsidiary and focused on developing functionality for the software now used and sold by SCWorx Corp. (the “Company” or “SCWorx”). The majority interest holders of Primrose were interest holders of SCW LLC and based upon Staff Accounting Bulletin Topic 5G, the technology acquired has been accounted for at predecessor cost of $0. To facilitate the planned acquisition by Alliance MMA, Inc., a Delaware corporation (“Alliance”), on June 27, 2018, SCW LLC merged with and into a newly-formed entity, SCWorx Acquisition Corp., a Delaware corporation (“SCW Acquisition”), with SCW Acquisition being the surviving entity. Subsequently, on August 17, 2018, SCW Acquisition changed its name to SCWorx Corp. On November 30, 2018, the Company and certain of its stockholders agreed to cancel 6,510 shares of common stock. In June 2018, the Company began to collect subscriptions for common stock. From June to November 2018, the Company collected $1,250,000 in subscriptions and issued 3,125 shares of common stock to new third-party investors. In addition, on February 1, 2019, (i) SCWorx Corp. (f/k/a SCWorx Acquisition Corp.) changed its name to SCW FL Corp. (to allow Alliance to change its name to SCWorx Corp.) and (ii) Alliance acquired SCWorx Corp. (n/k/a SCW FL Corp.) in a stock-for-stock exchange transaction and changed Alliance’s name to SCWorx Corp., which is the Company’s current name, with SCW FL Corp. becoming the Company’s subsidiary.

Business Combination and Related Transactions

In June 2018, SCWorx Acquisition Corp. entered into a Securities Purchase Agreement (“SPA”) with Alliance, as amended on December 18, 2018, under which SCWorx Acquisition Corp. agreed to purchase up to $1,250,000 in principal amount of Alliance’s convertible notes and warrants to purchase up to 1,128,356 [59,387 shares reflective of one for nineteen stock split] [bracketed amounts disclosed represent post- reverse split adjusted shares or per share amounts] shares of Alliance common stock. The initial $750,000 tranche of the notes was convertible into shares of Alliance common stock at an initial conversion price of $0.3725 [$7.0775 post-split] and the related 503,356 [26,492 post-split] warrants have an exercise price of $0.3725 [$7.0775 post-split]. The conversion price on the $750,000 convertible note was reduced to $0.215 [$4.085 post-split] per share in January 2019. The remaining $500,000 tranche of the notes was convertible into shares of Alliance common stock at a conversion price of $0.20 [$3.80 post-split] and the related 625,000 [32,895 post-split] warrants had an exercise price of $0.30 [$5.70 post-split]. All of these notes (an aggregate of $1,250,000 in principal amount) converted automatically into Alliance common stock upon the closing of the Company’s acquisition on February 1, 2019 and were distributed to certain of the Company’s common stockholders.

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

Pursuant to the SPA, between November 16, 2018 and December 31, 2018, the Company purchased additional Alliance convertible notes in the aggregate principal amount of $275,000 and warrants to purchase 356,250 [18,750 post-split] shares of Alliance common stock, for an aggregate purchase price of $275,000. Each of the Notes bore interest at 10% annually and matured one year from the issue date. These warrants had an exercise price of $0.30 [$5.70 post-split], a term of five years and were vested upon grant. This brought the total amount funded by the Company to $1,035,000 as of December 31, 2018. In January 2019, SCWorx purchased $215,000 of additional Alliance convertible notes under the aggregate $1,250,000 SPA. These notes automatically converted into Alliance common stock upon the closing of the Company’s acquisition on February 1, 2019 and were purchased under the aggregate $1,250,000 terms of the SPA.

In anticipation of the acquisition of the Company, Alliance filed an original listing application with the Nasdaq Capital Market to list the common stock of the combined company. On February 1, 2019, Nasdaq approved the listing of Alliance’s common stock (on a combined basis with SCWorx), with the result being that the newly combined company’s common stock is now newly listed on the Nasdaq Capital Market.

On February 1, 2019, SCWorx Corp. changed its name to SCW FL Corp. to allow Alliance to change its name to SCWorx Corp. Alliance completed the acquisition of SCWorx Corp. (n/k/a SCW FL Corp.), at which point Alliance changed its name to SCWorx Corp., changed its ticker symbol to “WORX”, and effected a one-for-nineteen reverse stock split of its common stock, which combined the 100,000,000 Alliance shares of common stock issued to the Company’s shareholders into 5,263,158 shares of common stock of the newly combined company (refer to Note 3, Summary of Significant Accounting Policies, for additional detail).

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

SCWorx has developed and markets health information technology solutions and associated services that improve healthcare processes and information flow within hospitals. SCWorx’s software platform enables healthcare providers to simplify, repair, and organize its data (“data normalization”), allows the data to be utilized across multiple internal software applications (“interoperability”) and provides the basis for sophisticated data analytics (“big data”). SCWorx’s solutions are designed to improve the flow of information quickly and accurately between the existing supply chain, electronic medical records, clinical systems, and patient billing functions. The software is designed to achieve multiple operational benefits such as supply chain cost reductions, decreased accounts receivables aging, accelerated and more accurate billing, contract optimization, increased supply chain management and cost visibility, synchronous Charge Description Master (“CDM”) and control of vendor rebates and contract administration fees.

SCWorx empowers healthcare providers to maintain comprehensive access and visibility to an advanced business intelligence that enables better decision-making and reductions in product costs and utilization, ultimately leading to accelerated and accurate patient billing. SCWorx’s software modules perform separate functions as follows:

●	virtualized Item Master File repair, expansion and automation;

●	CDM management;

●	contract management;

●	request for proposal automation;

●	rebate management;

●	big data analytics modeling; and

●	data integration and warehousing.

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

Direct-Worx — In March 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC, which will utilize the SCWorx database to identify trends within the purchasing supply chain and use this information to source and provide critical, difficult-to-find items for the healthcare industry. Items may become difficult to source due to unexpected disruptions within the supply chain, such as the COVID-19 pandemic. Through the date of filing the Company has not sold any PPE and as of December 31, 2019 did not have any inventory. These products currently include:

Test Kits — the Company has identified multiple potential sources for Rapid Test Kits for COVID-19.

PPE — Personal Protective Equipment (PPE) includes items include masks, gloves, gowns, shields, etc.

This is a new business for us, and there is no assurance that we will be able to complete any sales of these products or that any such sales will be sufficient to offset the negative effects of the COVID-19 pandemic on our business. The sale of PPE and rapid test kits for COVID-19 represent a new business for the Company and is subject to the myriad risks associated with any new venture. The Company has yet to complete the sale of any COVID-19 rapid test kits. Through the date of filing we have not generated any material revenue from the sale of PPE.

SCWorx, as part of the acquisition of Alliance MMA, operates an online event ticketing platform focused on serving regional MMA (“mixed martial arts”) promotions.

Note 2. Liquidity and Going Concern

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment that might become necessary should the Company be unable to continue as a going concern.

The Company has suffered recurring losses from operations and incurred a net loss of $11,312,500 for the year ended December 31, 2019 and $380,603 for the year ended December 31, 2018. The accumulated deficit as of December 31, 2019 was $12,794,473 The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

As of the filing date of this Report, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months.

Accordingly, we are evaluating various alternatives, including reducing operating expenses, securing additional financing through debt or equity securities to fund future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely affected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance to U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The accompanying consolidated financial statements include the accounts of SCWorx and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On February 1, 2019, the Company effected a 1-for-19 reverse stock split with respect to the outstanding shares of its common stock. The reverse stock split was deemed effective on February 4, 2019. The reverse stock split did not affect the total number of shares of common stock that the Company is authorized to issue, which is 45,000,000 shares. The reverse stock split also did not affect the total number of shares of Series A preferred stock that the Company is authorized to issue, which is 900,000 shares. Share and per share data have been adjusted for all periods presented to reflect the reverse stock split unless otherwise noted.

Reclassifications

A reclassification has been made to the consolidated balance sheet and consolidated statement of changes in stockholders’ equity/(deficit) to break out the total Series A Convertible Preferred Stock par value of $819 and additional paid in capital of $7,980,126. Previously, for the quarter ended March 31, 2019, the entire balance was disclosed as Series A Convertible Preferred Stock. This change in classification does not affect the previously reported total stockholders’ equity balance. In addition, the authorized common stock has been restated to reflect the correct amount of 45,000,000 authorized shares of common stock.

In addition, certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on reported results of operations or cash flows.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. There were no amounts in excess of the FDIC insured limit for both the years ended December 31, 2019 and 2018, respectively.

Fair Value of Financial Instruments

Management applies fair value accounting for significant financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Management defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, management considers the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, accounts receivable, due from shareholder, convertible notes receivable and warrants. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing internal credit evaluations of its customers’ financial condition, obtains deposits and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company believes that any concentration of credit risk in its due from shareholder and convertible notes receivable was substantially mitigated by the shareholder’s material interest in the Company, ability to sell off portions of the interest, if necessary, and the closing of the acquisition of SCWorx by Alliance and conversion of the notes payable - related party into shares of Series A Convertible Preferred Stock and the settlement of the due from stockholder balance with the surrender of 1,401 SCWorx shares of common stock in January 2019.

For the year ended December 31, 2019, the Company had two customers representing 19% and 10% of aggregate revenues. For the year ended December 31, 2018, the Company had three customers representing 20%, 16% and 12% of aggregate revenues. At December 31, 2019, the Company had four customers representing 17%, 14%, 10% and 10% of aggregate accounts receivable. At December 31, 2018, the Company had three customers representing 39%, 21% and 13% of aggregate accounts receivable.

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The Company recorded an allowance for doubtful accounts as of December 31, 2019 and 2018 of $344,412 and $0, respectively.

Leases

The Company determines if an arrangement is a lease at inception. The current portion of lease obligations are included in accounts payable and accrued liabilities on the consolidated balance sheets. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease, which are included in the lease ROU asset when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease components only, none with non-lease components, which are generally accounted for separately (refer to Note 8, Leases, for additional detail).

Business Combinations

The Company includes the results of operations of a business it acquires in its consolidated results as of the date of acquisition. The Company allocates the fair value of the purchase consideration of its acquisition to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired businesses and the Company. Intangible assets are amortized over their estimated useful lives. The fair value of contingent consideration (earn out) associated with acquisitions is remeasured each reporting period and adjusted accordingly. Acquisition and integration related costs are recognized separately from the business combination and are expensed as incurred. For additional information regarding the Company’s acquisitions, refer to Note 5, Business Combinations.

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

For further discussion of goodwill and identified intangible assets, refer to Note 5, Business Combinations.

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

Depreciation expense for the years ended December 31, 2019 and 2018 was $6,453 and $0, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Topic 606 to depict the transfer of promised goods or services in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of Topic 606 the Company performs the following steps:

●	Step 1: Identify the contract(s) with a customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

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

In periods prior to the adoption of ASC 606, the Company recognized revenues when persuasive evidence of an arrangement existed, delivery had occurred, the sales price was fixed or determinable, and the collectability of the resulting receivable was reasonably assured. The adoption of Topic 606 did not result in a cumulative effect adjustment to the Company’s opening retained earnings since there was no significant impact upon adoption of Topic 606. There was also no material impact to revenues, or any other financial statement line items for the year ended December 31, 2018 as a result of applying ASC 606.

The Company has one revenue stream, from the SaaS business, and believes it has presented all varying factors that affect the nature, timing and uncertainty of revenues and cash flows.

As of December 31, 2019, the Company had $1,056,637 of remaining performance obligations recorded as contract liabilities. The Company expects to recognize sales relating to these existing performance obligations of $1,056,637 during the remainder of 2020.

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

Cost of Revenue

Cost of revenues primarily represent data center hosting costs, consulting services and maintenance of the Company’s large data array that were incurred in delivering professional services and maintenance of the Company’s large data array during the periods presented.

Contract Balances

Contract assets arise when the revenue associated prior to the Company’s unconditional right to receive a payment under a contract with a customer (i.e., unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of December 31, 2019 and 2018 and January 1, 2018.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $1,056,637 and $816,714 as of December 31, 2019 and 2018, respectively, and $946,539 as of January 1, 2018. Revenue recognized in 2018 included the $946,539 of contract liabilities outstanding as of January 1, 2018 and revenues in 2019 included $816,714 of contract liabilities outstanding as of December 31, 2018.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings. The Company completed the accounting for tax effects of the Tax Act under ASC 740. There were no impacts to the years ended December 31, 2019 and 2018.

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

The authoritative guidance also requires that the Company measures and recognizes stock-based compensation expense upon modification of the term of stock award. The stock-based compensation expense for such modification is accounted for as a repurchase of the original award and the issuance of a new award.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. The Company also grants performance based restricted stock awards to employees and consultants. These awards will vest if certain employee\consultant-specific or company-designated performance targets are achieved. If minimum performance thresholds are achieved, each award will convert into a designated number of the Company’s common stock. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the requisite service period. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the statements of operations and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period. Refer to Note 10, Stockholders’ Equity, for additional detail.

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2019 and 2018, the Company had 1,650,511 and 371,848, respectively, common stock equivalents outstanding.

Indemnification

The Company provides indemnification of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s software. In accordance with authoritative guidance for accounting for guarantees, the Company evaluates estimated losses for such indemnification. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against the Company and no liability has been recorded in its financial statements.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. In addition, the Company has directors’ and officers’ liability insurance coverage that is intended to reduce its financial exposure and may enable it to recover any payments above the applicable policy retention, should they occur.

Contingencies

The Company records a liability when the Company believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible, and the loss or range of loss can be estimated, the Company discloses the possible loss in the notes to the consolidated financial statements. The Company reviews the developments in its contingencies that could affect the amount of the provisions that has been previously recorded, and the matters and related possible losses disclosed. The Company adjusts provisions and changes to its disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount.

Legal costs associated with loss contingencies are accrued based upon legal expenses incurred by the end of the reporting period.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to the allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, equity component of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Actual results could differ materially from those estimates.

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

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). ASU 2018-17 provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this new standard in the first quarter of fiscal 2020 and the adoption of the standard did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective in the first quarter of fiscal 2020, and earlier adoption is permitted. The Company adopted this new standard in the first quarter of fiscal 2020 and the adoption of the standard did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. The Company adopted this new standard in the first quarter of fiscal 2020 and the adoption of the standard did not have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company adopted this new standard in the first quarter of fiscal 2019 and the adoption of the standard did not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) “Financial Instruments - Credit Losses” (“ASC 326”): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASC 2019-10”), which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for public entities which meet the definition of a smaller reporting company. The Company will adopt ASU 2016-13 effective January 1, 2023. Management is currently evaluating the effect of the adoption of ASU 2016-13 on the consolidated financial statements. The effect will largely depend on the composition and credit quality of our investment portfolio and the economic conditions at the time of adoption.

Note 4. Related Party Transactions

Due from Shareholder/Member

The Company’s founder and then majority stockholder, Marc Schessel, had provided cash advances on an unsecured and non-interest-bearing basis, during the first few years of operation. Beginning in 2016, the founder began receiving distributions from the Company. The amounts owed to, and due from, the shareholder have been netted in the accompanying consolidated balance sheets. In January 2019, this shareholder surrendered 1,401 common shares to the Company as settlement of the balance due. As of December 31, 2019 and 2018, the net balance due from the founder was $0 and $1,409,284, respectively. The balance did not carry a maturity date and there were no repayment terms.

Due to Shareholder

In October 2016, the Company entered into an unsecured loan agreement with a minority shareholder for up to $1,000,000 of borrowings for operating expenses. In November 2016 and January 2018, the Company entered into additional note agreements with the minority shareholder to provide up to an additional $2,000,000 of aggregate borrowings for which the Company had guaranteed payment from its subsidiary if the Company was unable to repay the note. The interest rate for the notes was 10% per annum and the notes had a maturity date in January 2021. One of the notes bore interest at 10% for the first 90 days and was then adjusted to 18% per annum.

As previously disclosed, on August 20, 2018, the Company entered into a SEA with Alliance MMA, as amended on December 18, 2018, in connection therewith this minority shareholder agreed to accept shares of Series A Convertible Preferred Stock having a face value equal to the total amount owed to him of approximately $2.1 million in full satisfaction of such indebtedness (including principal and accrued interest).

As of December 31, 2019 and 2018, the notes payable - related party totaled $0 and $1,591,491 respectively. On September 30, 2019, the note holder agreed to accept 17,000 shares of the Company’s common stock in 2020 as full settlement of the remaining $192,000 of principal.

The Company incurred interest expense of $23,720 and $218,991 for the years ended December 31, 2019 and 2018, respectively, which was accrued and converted to Series A Preferred Stock in 2019.

In addition, this shareholder also provided office space to the Company at no cost through January 2019.

Note 5. Business Combinations

Purchase accounting

On February 1, 2019, the Company’s shareholders exchanged all of its outstanding shares in exchange for 5,263,158 shares of Alliance common stock. Due to the Company’s shareholders acquiring a controlling interest in Alliance after acquisition, the transaction was treated as a reverse merger for accounting purposes, with SCWorx being the reporting company. In accordance with purchase accounting rules under ASC 805, the purchase consideration was $11,765,491.

The acquisition was accounted for under the acquisition method of accounting. The assets acquired, liabilities assumed and purchase allocation, which is based on valuations of management, is as follows:

		Fair Value
Cash		$5,441,437
Goodwill		8,366,467
Identifiable intangible assets:
Ticketing software	64,000
Promoter relationships	176,000
Total identifiable intangible assets		240,000
Account payable		(2,282,413)
Aggregate purchase price		$11,765,491

Identified intangible assets consist of the following:

		December 31, 2019
Intangible assets	Useful life	Gross assets	Accumulated amortization	Net
Ticketing software	5 years	$64,000	$(11,733)	$52,267
Promoter relationships	7 years	176,000	(23,048)	152,952
Total intangible assets		$240,000	$(34,781)	$205,219

Amortization expense for the years ended December 31, 2019 and 2018, was $34,781 and $0, respectively.

As of December 31, 2019, the estimated future amortization expense on an annual basis of amortizable intangible assets is as follows:

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2020	$37,943
2021	37,943
2022	37,943
2023	37,943
2024	26,209
Thereafter	27,238
Total	$205,219

Goodwill

The changes to the carrying value of goodwill from January 1, 2019 through December 31, 2019 are reflected below:

Fair Value
December 31, 2018	$-
Preliminary goodwill related to the acquisition of Alliance MMA	8,466,282
Measurement period adjustment	(99,815)
December 31, 2019	$8,366,467

During the measurement period the Company adjusted the original goodwill amount by $99,815.

Note 6. Convertible Notes Receivable

On June 28, 2018, SCWorx Acquisition Corp. entered into a SPA with Alliance MMA, under which SCW LLC agreed to buy up to $1,000,000 in principal amount of convertible notes and warrants to purchase up to 35,323 shares of common stock. The notes were originally convertible into shares of common stock at a conversion price of $7.0775 and bore interest at 10% annually. The warrants were originally exercisable for shares of common stock at an exercise price of $7.0775.

Under the SPA, SCWorx Acquisition Corp. agreed to fund (i) $500,000 at the initial closing, (ii) a second tranche of $250,000 upon the signing of a business combination agreement with the Company and (iii) a third tranche of $250,000 upon mutual agreement of Alliance MMA and SCWorx.

On December 18, 2018, SCWorx agreed to increase the total amount of principal from $1,000,000 to $1,250,000 and to reduce the conversion price of the final $500,000 installment of the aggregate $1,250,000 note purchase to $3.80 per share. The warrant exercise price for the related warrants to purchase 32,895 shares was reduced to $5.70 per share.

Pursuant to the SPA, during 2018, SCWorx purchased convertible notes from Alliance MMA in the principal amount of $1,035,000 and warrants to purchase an aggregate of 45,242 shares of common stock, for an aggregate purchase price of $1,035,000. The note for $750,000 bears interest at 10% annually and matured on July 31, 2019. This note was amended in January 2019 to reduce the conversion price to $4.09 per share. The related warrant to acquire 26,492 shares of common stock has an exercise price of $7.0775, a term of five years and was vested upon grant. The note for $275,000 has a conversion price of $3.80, bore interest at 10% annually and matured on June 22, 2019. The warrant to acquire 18,750 shares of common stock has an exercise price of $5.70, a term of five years and was vested upon grant.

During the first quarter of 2019, SCWorx purchased additional convertible notes from Alliance MMA in the principal amount of $215,000 and warrants to purchase an aggregate of 14,145 shares of common stock, for an aggregate purchase price of $215,000. The note for $215,000 had a conversion price of $3.80, bore interest at 10% annually and matured on June 22, 2019. The warrant to acquire 14,145 shares of common stock had an exercise price of $5.70, a term of five years and was vested upon grant.

The Alliance acquisition closed on February 1, 2019 and the principal, commitment costs and accrued interest related to the purchased Alliance convertible notes automatically converted into 362,280 shares of Alliance common stock. In January 2019, the SCWorx board of directors declared a dividend of the 362,280 when-converted shares of Alliance common stock, and related warrants, to the SCWorx shareholders, two of whom waived their rights to the dividend, resulting in the shares being distributed to shareholders who participated in the November 2018 stock offering by SCWorx Corp. of $1,250,000.

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

The assumptions used to measure the fair value of the convertible notes receivable as of original issuance date and, as of December 31, 2018 were as follows:

	Issuance date	December 31, 2018
Risk-free interest rate	2.41% - 2.47%	2.41%
Probability of conversion into equity	50% - 90%	90%
Expected volatility	91.95%	91.95%
Term	.09 - .59 years	.09 year

The Company has recorded a warrant asset in relation to the contingent call option upon the occurrence of a “fundamental transaction”, as defined in the SEA. The fair value of the warrant asset (and related discount) at the date of issuance was determined using the Black-Scholes option pricing model, which was deemed not to be materially different than the fair value as would have been determined using an open simulation model such as the Monte Carlo. The Black-Scholes model uses a combination of observable inputs (Level 2) and unobservable inputs (Level 3) in calculating fair value.

The assumptions used to measure the fair value of the warrants as of original issuance date and as of December 31, 2018 were as follows:

	Issuance dates	December 31, 2018
Risk-free interest rate	2.47%	2.41%
Expected dividend yield	0%	0%
Expected volatility	91.95%	91.95%
Term	5 years	5 years
Fair value of common stock	$0.3275	$0.16

The balances and levels of the assets measured at fair value on a non-recurring basis at December 31, 2018 are presented in the following table:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:

Convertible notes receivable	$-	$-	$837,317

Investment in warrants	$-	$-	$67,000

Total	$-	$-	$904,317

In relation to the acquisition, the Company no longer held these investments at December 31, 2019. A gain was recorded for $427,282 related to an increase in fair value and is included in other income.

A summary of the changes in the Company’s convertible notes receivable at fair value using significant unobservable inputs (Level 3) as of and for the year ended December 31, 2019 is as follows:

Year ended December 31, 2019
Convertible notes receivable, December 31, 2018	$837,317
Notes issued (face value $215,000), at fair value	196,000
Increase in fair value	372,282
Conversion of notes into common stock	(1,405,599)
Investment in notes receivable, December 31, 2019	$-

A summary of the changes in the Company’s investment in warrants measured at fair value using significant unobservable inputs (Level 3) as of and for the year ended December 31, 2019 is as follows:

Year ended December 31, 2019
Investment in warrants, December 31, 2018	$67,000
Warrants issued to the Company	19,000
Increase in fair value	55,000
Conversion of warrants into common stock	(141,000)
Investment in warrants, December 31, 2019	$-

The values of the investment in warrants at issuance and as of December 31, 2019 were $152,000 and $0, respectively, with a gain from the change in fair value of $55,000 for the year ended December 31, 2019 and is a component of other income in the accompanying consolidated statement of operations.

Note 8. Leases

Operating Leases

The Company leases office facilities under operating leases. The Company’s principal executive office in New York City is under a month to month arrangement. The Company’s also had a lease which was set to expire in March 2020 and was renewed through May 2021. Leases with a probable term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As a practical expedient, the Company elected, for all office and facility leases, not to separate non-lease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. The Company uses its incremental borrowing rate for purposes of discounting lease payments.

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

The Company has operating leases for corporate, business and technician offices.  Leases with a probable term of 12 months or less, including month-to-month agreements, are not recorded on the consolidated balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that the Company is reasonably certain to exercise (short-term leases). The Company’s leases have remaining lease terms of one to 15 months, none of which include options to extend the leases without a new arrangement.

As of December 31, 2019, assets recorded under operating leases were $11,065, which is included as a component of prepaid expenses and other assets. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

For the year ended December 31, 2019, the components of lease expense were as follows:

Year ended December 31, 2019
Operating lease cost	$39,184

Total lease cost	$39,184

Other information related to leases was as follows:

As of December 31, 2019

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$39,184

Weighted Average Remaining Lease term (months) – operating leases	3

Weighted Average Discount Rate – operating leases	10%

The maturity analysis of the Company’s annual undiscounted cash flows of operating lease liabilities as of December 31, 2019 are as follows:

Operating Lease
Year Ending December 31,
2020	$11,365
Total minimum lease payments	11,365
Lease amount representing interest	(300)
Total lease liabilities	$11,065

There were no commitments for non-cancelable operating leases as of December 31, 2018 and as of December 31, 2019 there were non-cancellable lease liabilities of $11,365.

As of December 31, 2019, the Company has no additional operating leases, other than that noted above, and no financing leases.

Note 9. Commitments and Contingencies

In the normal course of business, the Company is subject to various contingencies. The Company records a contingency in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss is reasonably estimable, or otherwise disclosed, in accordance with ASC Topic 450, Contingencies (“ASC Topic 450”). Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC Topic 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, when applicable, adjust the accrual in the period in which the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

Note 10. Stockholders’ Equity

Common Stock

The Company has 45,000,000 common shares authorized with a par value of $0.001 per share.

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

On September 16, 2019, we issued 108,422 shares of our common stock to a holder of our shares of Series A Convertible Preferred Stock upon the conversion of 41,200 of such shares of Series A Convertible Preferred Stock.

On September 25, 2019, we issued 73,156 shares of our common stock to the holders of Series A Convertible Preferred Stock in settlement of fees owed to such holders pursuant to the terms of such of the Series A Convertible Preferred Stock. The shares had a fair value of $250,000.

On September 30, 2019, we issued 24,843 shares of our common stock to a former employee in settlement of litigation. The shares of common stock had a fair value of $75,000.

On November 11, 2019 we issued 200,000 shares of our common stock to the holders of Series A Convertible Preferred Stock in settlement of fees owed to such holders pursuant to the terms of such of the Series A Convertible Preferred Stock. The shares had a fair value of $584,000.

On November 20, 2019, we issued 25,000 shares of our common stock to a former employee in per the terms of a settlement agreement. The shares of common stock had a fair value of $73,250.

On December 5, 2019, we issued 50,000 shares of our common stock to a director as compensation. The shares of common stock had a fair value of $135,000.

On December 11, 2019 we issued 6,579 shares of our common stock to the holders of Series A Convertible Preferred Stock in settlement of fees owed to such holders pursuant to the terms of such of the Series A Convertible Preferred Stock. The shares had a fair value of $21,053.

On December 23, 2019 we issued 9,211 shares of our common stock to the holders of Series A Convertible Preferred Stock in settlement of fees owed to such holders pursuant to the terms of such of the Series A Convertible Preferred Stock. The shares had a fair value of $26,343.

Series A Preferred Stock

On December 19, 2018, the Company authorized Series A Preferred Shares consisting of 900,000 authorized shares, with a par value of $0.001.

Transfer of Common Stock to Consultants

On or about February 1, 2019, the Company’s founder and CEO as well as another shareholder transferred an aggregate of approximately 1,379,000 and 144,000 shares of common stock, respectively to certain consultants of the Company, of which approximately 983,000 and 144,000 shares of common stock, respectively were sold to consultants in exchange for promissory notes. The Company accounted for these share transfers as stock-based compensation expense based upon the Black-Scholes model as if these were stock option grants made by the Company. The Company used the following inputs in the Black-Scholes option pricing model, expected life of 5 years, risk-free interest rate of 2.51%, volatility 92% and dividend yield of 0%. As a result, the Company recognized approximately $3.6 million of stock-based compensation expense during the first quarter of 2019 related to these share transfers. Additionally, approximately 396,000 shares of common stock were transferred by the founder and CEO to contractors for no consideration. The Company accounted for these share transfers as stock-based compensation based upon the underlying common stock price of $4.37 as of the date of transfer. The Company recognized approximately $1.7 million of stock-based compensation expense related to these transfers during the first quarter of 2019.

Stock Incentive Plan

In connection with Alliance’s acquisition of SCW FL Corp., the Company adopted Alliance’s Second Amended and Restated 2016 Equity Incentive Plan (“2016 Plan”). The 2016 Plan allows the Company to grant shares of the Company’s common stock to the Company’s directors, officers, employees and consultants. On January 30, 2019, the Alliance shareholders approved the amendment of the 2016 Plan to increase the number of shares of common stock available for issuance thereunder to 3,000,000 shares of common stock.

On February 13, 2019, the Board of Directors of the Company granted an aggregate of 425,000 restricted stock units (“RSUs”) under the 2016 Plan, of which an aggregate of 325,000 shares were granted to management and vest quarterly over the next three years, and of which 100,000 were issued to a consultant and vest quarterly over one year. Upon the effectiveness under the Securities Act of a registration statement on Form S-8 with respect to the shares covered by the 2016 Plan, these RSUs vest in twelve equal quarterly instalments, commencing on the grant date of February 13, 2019 and had a grant date fair value of approximately $2.7 million. The Company also granted an additional 525,000 RSUs which are subject to performance vesting, of which an aggregate of 225,000 shares were issued to management and 300,000 were issued to a consultant. The 225,000 shares issued to management were cancelled in April 2020, when the person’s employment with the Company terminated. Additionally, the board of directors awarded stock options under the 2016 Plan to each of the four independent board members to acquire an aggregate of 53,572 shares of the Company’s common stock and to an employee to acquire 25,000 shares. The stock options have a term of five years, an exercise price of $6.49 per share, vest quarterly over four quarters beginning on the grant date of February 13, 2019 and had a grant date fair value of $431,000. The Company determined the fair value of the stock options using the Black-Scholes model with the following inputs: expected life 10 years, risk-free interest rate 0.25%, dividend yield 0% and expected volatility 90%.

On December 5, 2019, the Company issued 50,000 RSU’s to a member of the board of directors. The RSU’s vested immediately and had a fair value of $135,000. Additionally, on December 10, 2019, the board of directors awarded stock options under the 2016 Plan to each of the three remaining independent directors to 50,000 shares of the Company’s common stock. The stock options have a term of five years, an exercise price of $2.64 per share, vest immediately on the grant date of December 10, 2019 and had a grant date fair value of $388,746. The Company determined the fair value of the stock options using the Black-Scholes model with the following inputs: expected life 10 years, risk-free interest rate 1.0%, dividend yield 0% and expected volatility 100%.

On June 28, 2019, the Company terminated the aforementioned consultant and reversed the stock-based compensation expense recognized during the first quarter 2019 totaling $162,250 as the consultant had not vested in any of the RSU’s.

On October 26, 2019, the employment of the Employee who received the 250,000 RSU’s on February 13, 2019, terminated and the remaining stock based compensation for the employee was cancelled as the employee had not vested in the shares.

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the year ended December 31, 2019 are:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units	Weighted- average exercise price per share
Balance at December 31, 2018	236,825	$26.00	135,023	$7.70	0	$-
Granted	1,112,220	5.67	203,572	3.65	730,303	-
Exercised	(11,075)	5.51	-	-	-	-
Cancelled/Forfeited	(26,054)	5.51	-	-	(100,000)	-
Balance at December 31, 2019	1,311,916	$9.35	338,595	$5.96	630,303	$-
Exercisable at December 31, 2019	1,311,916	$9.35	226,095	$6.57	630,303	$-

As of December 31, 2019 and 2018, the total unrecognized expense for unvested stock options and restricted stock awards, net of actual forfeitures, was approximately $3.2 million and $0, respectively, to be recognized over a three-year period for restricted stock awards and one year for option grants from the date of grant.

Stock-based compensation expense for the years ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31,
	2019	2018
Stock-based compensation expense	$7,482,254	$-

Stock-based compensation expense categorized by the equity components for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
Stock option awards	$584,280	$-
Common stock	1,575,044	-
Transfer of common stock by founders to contractors	5,322,930	-
Total	$7,482,254	$-

Stock compensation is included in general and administrative expenses on the consolidated statements of operations

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of December 31,
	2019	2018
Stock options	338,595	135,023
Warrants	1,311,916	236,825
Total common stock equivalents	1,650,511	371,848

Note 12. Income Taxes

By virtue of a merger of the limited liability company into a corporation, the Company became a corporation during 2018.

The significant items comprising the Company’s net deferred taxes as of December 31, 2019 and 2018 are as follows:

	As of December 31,
	2019	2018
Net operating loss	$6,408,788	$12,739
Stock options	747,277	-
Unrealized losses	-	40,573
Other	18,716	16,227
Deferred revenue	4,247	4,251
Allowance for doubtful accounts	78,009	-
Valuation allowance	(7,088,189)	(73,790)
Total deferred tax asset	168,848	-

Basis difference fixed assets	(25,587)	-
Basis difference intangible assets	(46,482)	-
Other liabilities	(96,779)	-
Total deferred tax liability	(168,848)	-

Net deferred tax asset (liability)	$-	$-

The components of the provision for (benefit from) income taxes consist of the following:

	As of December 31,
	2019	2018
Current tax:
Federal	-	-
State	-	-
Total	-	-

Deferred tax:
Federal	$(1,575,843)	$-
State	(123,778)	-
Less: change in valuation allowance	1,699,621	-
	-	-

Total	$-	$-

The provision for (benefit from) income taxes varies from the amount computed by applying the statutory rate for reasons summarized below:

	As of December 31, 2019		As of December 31, 2018

Net loss before tax per financial statements	$(11,312,500)		$(380,603)

Statutory rate	(2,375,625)	21.00%	(79,927)	21.00%
State tax rate	(186,642)	1.65%	-	0.00%
Conversion to C Corporation	-	0.00%	11,154	-2.963%
Permanent items	862,623	-7.63%	(281)	0.07%
Rate change	23	0.00%	-	0.00%
Change in valuation allowance	1,699,621	-15.02%	69,054	-18.14%
	$-	0.00%	$-	0.00%

As of December 31, 2019 and 2018, the Company had federal net operating loss carryforwards of approximately $28.3 million and $56,416, respectively, available to offset future taxable income. As of December 31, 2019 and 2018, the Company had state loss carry-forwards of approximately $10.8 million and $11,352, respectively. Future utilization of net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The federal net operating loss carryforwards can be carried forward indefinitely and state loss carryforwards begin to expire in 2039.

The valuation allowance as of December 31, 2019 and 2018 was $7,088,189 and $73,790, respectively. The net change in valuation allowance for the years ended December 31, 2019 and 2018 was an increase of $7,014,399 and $73,790, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2019 and 2018.

The Company had no unrecognized tax benefits during 2019 or 2018. By statute, all tax years are open to examination by the major taxing jurisdictions to which the Company is subject.

Note 13. Legal Proceedings

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

On April 29, 2020, a securities class action case was filed in the United States District Court for the Southern District of New York against the Company and its CEO. The action is captioned Daniel Yannes, individually and on behalf of all others similarly situated, Plaintiff vs. SCWorx Corp. and Marc S. Schessel, Defendants.

On May 27, 2020, a second securities class was filed in the United States District Court for the Southern District of New York against the Company and its CEO. The action is captioned Caitlin Leeburn, individually and on behalf of all others similarly situated, Plaintiff v. SCWorx Corp. and Marc S. Schessel, Defendants. Both lawsuits allege that the Company and its CEO mislead investors in connection with the Company’s April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. The Company intends to vigorously defend against these proceedings. In connection with these actions, the Company may be obligated to indemnify its CEO and any of its officers or directors who incur any liability or expense incurred as a result of serving at our company’s request in such capacity.

In addition, following the April 13, 2020 press release and related disclosures (related to COVID-19 rapid test kits), the Securities and Exchange Commission made an inquiry regarding the disclosures the Company made in relation to the transaction involving COVID-19 test kits. On April 22, 2020, the Securities and Exchange Commission ordered that trading in the securities of the Company be suspended because of “questions and concerns regarding the adequacy and accuracy of publicly available information in the marketplace” (the “SEC Trading Halt”). The SEC Trading Halt expired May 5, 2020, at 11:59 PM EDT. The Company is fully cooperating with the SEC’s investigation and is providing documents and other requested information.

In April 2020, the Company received related inquiries from The Nasdaq Stock Market and the Financial Industry Regulatory Authority (FINRA). The Company has been fully cooperating with these agencies and providing information and documents, as requested. On May 5, 2020, the Nasdaq Stock Market informed the Company that it has initiated a “T12 trading halt,” which means the halt will remain in place until the Company has fully satisfied Nasdaq's request for additional information. The Company continues to fully cooperate with Nasdaq and respond to Nasdaq’s information requests as they are issued. The T12 trading halt remains in effect as of the filing of this Form 10-K.

Also in April 2020, the Company was contacted by the U.S. Attorney’s Office for the District of New Jersey, which is seeking information and documents from the Company’s officers and directors relating primarily to the April 13, 2020 press release concerning COVID-19 rapid test kits. The Company is fully cooperating with the U.S. Attorney’s Office in its investigation.

Note 14. Subsequent Events

Formation of Direct-Worx LLC subsidiary

On March 16, 2020, the Company formed a new subsidiary, Direct-Worx LLC, a Delaware corporation.

Issuance of Shares Pursuant to Conversion of Series A Preferred Stock

During January 2020, three Series A Preferred stockholders converted 55,000 shares of Series A Preferred Stock into 144,738 shares of common stock.

During February 2020, two Series A Preferred stockholders converted 12,500 shares of Series A Preferred Stock into 32,895 shares of common stock.

During April 2020, fifteen Series A Preferred stockholders converted 396,695 shares of Series A Preferred Stock into 1,043,935 shares of common stock.

During May 2020, three Series A Preferred stockholders converted 19,500 shares of Series A Preferred Stock into 51,316 shares of common stock.

Issuance of Shares Pursuant to Cashless Exercises of Common Stock Warrants

During April 2020, thirteen holders of common stock warrants exercised 520,925 warrants using a cashless exercise into 352,488 shares of common stock.

During May 2020, four holders of common stock warrants exercised 56,982 warrants using a cashless exercise into 26,034 shares of common stock.

Issuance of Shares Pursuant to Exercises of Common Stock Warrants

On April 14, 2020, a holder of common stock warrants exercised 7,000 warrants for a cash payment of $38,570.

Issuance of Shares Pursuant to Cashless Exercises of Stock Options

During April 2020, five holders of common stock options exercised 108,978 options using a cashless exercise into 26,361 shares of common stock.

Issuance of Shares Pursuant to Settlement of Accounts Payable

On April 16, 2020, the Company issued 100,000 shares of common stock in full settlement of $640,517 of accounts payable.

On May 12, 2020, the Company issued 104,567 shares of common stock in full settlement of $93,150 of accounts payable.

Issuance of Shares Pursuant to Stock Compensation

On March 12, 2020, the Company issued 16,667 shares of common stock to an employee pursuant to a vesting schedule.

On April 15, 2020, the Company issued 3,913 shares of common stock to a consultant of the company as stock compensation.

On April 16, 2020, the Company issued 5,264 shares of common stock to a consultant of the company as stock compensation.

On April 21, 2020, the Company issued 30,303 shares of common stock to an employee pursuant to a vesting schedule.

Issuance of Shares Pursuant to a Settlement

On January 8, 2020, the Company issued 50,000 shares of common stock to a former employee per the terms of a separation settlement.

Issuance of Restricted Stock Units

On March 17, 2020, the Company granted 80,000 restricted stock units to each of the members of the Board of Directors, for a total of 320,000 restricted stock units. Such units vest fully on September 17, 2020.

On April 7, 2020, the Company granted 1,569,000 restricted stock units to 36 individuals for services rendered. Such shares vest in between six months and two years from the date of grant.

On April 7, 2020, the Company granted 329,000 restricted stock units to its Chief Executive Officer. Such shares vest 50% upon the Company filing its 2019 Form 10-K and 50% upon the Company filing its 2020 Form 10-K.

On May 15, 2020, the Company granted 20,000 restricted stock units to three of the four members of the Board of Directors. The fourth member, in connection with his appointment to the board on May 15, 2020, was granted 100,000 restricted stock units. The total amount of 160,000 restricted stock units granted by the Company vest fully on September 17, 2020.

Securities Class Action and Investigations

On April 29, 2020, a securities class action case was filed in the United States District Court for the Southern District of New York against the Company and its CEO. The action is captioned Daniel Yannes, individually and on behalf of all others similarly situated, Plaintiff vs. SCWorx Corp. and Marc S. Schessel, Defendants.

On May 27, 2020, a second securities class was filed in the United States District Court for the Southern District of New York against the Company and its CEO. The action is captioned Caitlin Leeburn, individually and on behalf of all others similarly situated, Plaintiff v. SCWorx Corp. and Marc S. Schessel, Defendants. Both lawsuits allege that the Company and its CEO mislead investors in connection with the Company’s April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. The Company intends to vigorously defend against these proceedings. In connection with these actions, the Company may be obligated to indemnify its CEO and any of its officers or directors who incur any liability or expense incurred as a result of serving at our company’s request in such capacity.

In addition, following the April 13, 2020 press release and related disclosures (related to COVID-19 rapid test kits), the Securities and Exchange Commission made an inquiry regarding the disclosures the Company made in relation to the transaction involving COVID-19 test kits. On April 22, 2020, the Securities and Exchange Commission ordered that trading in the securities of the Company be suspended because of “questions and concerns regarding the adequacy and accuracy of publicly available information in the marketplace” (the “SEC Trading Halt”). The SEC Trading Halt expired May 5, 2020, at 11:59 PM EDT. The Company is fully cooperating with the SEC’s investigation and is providing documents and other requested information.

In April 2020, the Company received related inquiries from The Nasdaq Stock Market and the Financial Industry Regulatory Authority (FINRA). The Company has been fully cooperating with these agencies and providing information and documents, as requested. On May 5, 2020, the Nasdaq Stock Market informed the Company that it has initiated a “T12 trading halt,” which means the halt will remain in place until the Company has fully satisfied Nasdaq's request for additional information. The Company continues to fully cooperate with Nasdaq and respond to Nasdaq’s information requests as they are issued. The T12 trading halt remains in effect as of the filing of this Form 10-K.

Also in April 2020, the Company was contacted by the U.S. Attorney’s Office for the District of New Jersey, which is seeking information and documents from the Company’s officers and directors relating primarily to the April 13, 2020 press release concerning COVID-19 rapid test kits. The Company is fully cooperating with the U.S. Attorney’s Office in its investigation.

Equity Offering

During May 2020 the Company received $515,000 in connection with an equity financing. This transaction is subject to execution of definitive documents.

COVID-19

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world. The New York and New Jersey area, where the Company is headquartered, is currently at one of the epicenters of the coronavirus outbreak in the United States. The Company has been following the recommendations of local health authorities to minimize exposure risk for its team members since the outbreak.

In addition, the Company’s customers (hospitals) have also experienced extraordinary disruptions to their businesses and supply chains, while experiencing unprecedented demand for health care services related to COVID-19. As a result of these extraordinary disruptions to our customers’ business, the Company’s customers are currently focused on meeting the nation’s health care needs in response to the COVID-19 pandemic. As a result, there is a significant risk that the Company’s customers will not be able to focus any resources on expanding the utilization of the Company’s services, which could adversely impact the Company’s future growth prospects, at least until the adverse effects of the pandemic subside. In addition, the financial impact of COVID-19 on the Company’s hospital customers could cause the hospital to delay payments due to us for services, which could negatively impact the Company’s cash flows.

Receipt of CARES funding

On May 5, 2020, we received $293,972 in financing from the U.S. government’s Payroll Protection Program (“PPP”). We entered into a loan agreement with Bank of America. This loan agreement was pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan.

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

Exhibit #	Exhibit Description
3.1	Certificate of Incorporation, as amended February 1, 2019

10.1	Second Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on January 17, 2019)

10.2	Supply Agreement with ProMedical Equipment Pty Ltd. Dated April 10,2020 (terminated April 29, 2020)*

10.3	Purchase Order with Rethink My Healthcare, Inc (terminated April 23, 2020).*

10.4	Supply Agreement dated April 29, 2020(name of supplier, unit price and total units redacted)*

10.5	Service Agreement dated April 16, 2020 (identity of service provider redacted)*

10.20	Executive Employment Agreement between the Company and James T. Schweikert, effective June 1, 2019 (terminated April 29, 2020) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 13, 2019*

10.21	Executive Employment Agreement between the Company and Marc Schessel, effective February 1, 2019*

21.1	Subsidiaries of the Registrant*

23	Consent of Registered Public Accounting Firm, WithumSmith + Brown, PC*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith