Form 10-Q
period 2020-03-31
SCWorx Corp.
filed 2020-07-01
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Number of shares of the registrant’s common stock outstanding at June 26, 2020: 9,385,582.

SCWorx Corp.

Form 10-Q

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to our ability to:

●	reverse the recent decline in our revenue and resume growing our revenue;

●	obtain additional financing in sufficient amounts or on acceptable terms when required;

●	reduce our dependence on third-party subcontractors to perform some of the work on our contracts;

●	mitigate the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business;

●	mitigate the impact of the COVID-19 pandemic on our revenues;

●	adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands; and

●	mitigate the impact of changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

ii

PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on May 14, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 was delayed due to difficulties in communication between the Company’s internal personnel and with external advisors during the COVID-19 emergency. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of this Quarterly Report.

Item 1. Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

SCWorx Corp.

SCWorx Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$201,092	$487,953
Accounts receivable - net of allowance of $344,412 as of March 31, 2020 and December 31, 2019	606,215	799,246
Prepaid expenses and other assets	378,155	11,160
Total current assets	1,185,462	1,298,359

Fixed assets	102,941	105,199
Goodwill	8,366,467	8,366,467
Intangible assets	195,733	205,219
Other assets	-	17,561
Total assets	$9,850,603	$9,992,805

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,316,405	$2,010,556
Contract liabilities	1,390,637	1,056,637
Total current liabilities	3,707,042	3,067,193

Commitments and contingencies

Stockholders' equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 511,067 and 578,567 shares issued and outstanding, respectively	511	579
Common stock, $0.001 par value; 45,000,000 shares authorized; 7,634,561 and 7,390,261 shares issued and outstanding, respectively	7,636	7,391
Additional paid-in capital	20,079,538	19,712,115
Accumulated deficit	(13,944,124)	(12,794,473)
Total stockholders' equity	6,143,561	6,925,612

Total liabilities and stockholders’ equity	$9,850,603	$9,992,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2020	2019

Revenue	$1,123,827	$1,248,104

Operating expenses:
Cost of revenues	833,200	971,209
General and administrative	1,440,278	6,627,939
Total operating expenses	2,273,478	7,599,148

Loss from operations	(1,149,651)	(6,351,044)

Other income (expenses):
Interest expense	-	(23,720)
Other income	-	465,055
Total other income (expense)	-	441,335

Net loss before income taxes	(1,149,651)	(5,909,709)

Provision for (benefit from) income taxes	-	(195,000)

Net loss	$(1,149,651)	$(5,714,709)

Net loss per share, basic and diluted	$(0.15)	$(1.27)

Weighted average common shares outstanding, basic and diluted	7,568,491	4,492,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated
	Shares	$	Shares	$	capital	deficit	Total

Balances, January 1, 2020	578,567	$579	7,390,261	$7,391	$19,712,115	$(12,794,473)	$6,925,612
							-
Conversion of Series A preferred stock into common stock	(67,500)	(68)	177,633	178	(110)	-	-
Shares issued to a current and former employee	-	-	66,667	67	367,533	-	367,600
Net loss	-	-	-	-	-	(1,149,651)	(1,149,651)

Ending balance, March 31, 2020	511,067	$511	7,634,561	$7,636	$20,079,538	$(13,944,124)	$6,143,561

	Preferred Stock		Common stock		Additional paid-in	Accumulated
	Shares	$	Shares	$	capital	deficit	Total

Balances, January 1, 2019	-	$-	5,838,149	$5,838	$1,244,273	$(1,481,973)	$(231,862)

Surrender of common stock in settlement of due from stockholder balance	-	-	(574,991)	(575)	(1,608,258)	-	(1,608,833)
Series A Convertible Preferred Stock issuance (Alliance MMA)	619,138	619	-	-	5,980,326	-	5,980,945
Issuance of common stock	-	-	1,283,124	1,283	5,883,078	-	5,884,361
Series A Preferred Stock issuance	7,500	8	-	-	74,992	-	75,000
Conversion of notes payable - related party into Series A Convertible Preferred Stock	190,000	190	-	-	1,899,810	-	1,900,000
Exercise of warrants	-	-	9,891	10	61,013	-	61,023
Issuance of warrants in settlement of lease dispute	-	-	-	-	66,275	-	66,275
Shares issued in cashless exercise of warrants	-	-	3,732	4	(4)	-	-
Stock-based compensation related to founder’s transfers of common stock to contractors	-	-	-	-	5,322,930	-	5,322,930
Stock-based compensation related to employee and contractor equity awards	-	-	3,290	3	306,900	-	306,903
Stock and warrant dividend	-	-	-	-	(1,705,722)	-	(1,705,722)
Net loss	-	-	-	-	-	(5,714,709)	(5,714,709)

Ending balance, March 31, 2019	816,638	$817	6,563,195	$6,563	$17,525,613	$(7,196,682)	$10,336,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(1,149,651)	$(5,714,709)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,259	451
Amortization of intangibles	9,486	6,324
Gain (loss) on change in fair value of warrant assets	-	(55,000)
Gain (loss) on change in fair value of convertible notes receivable	-	(531,405)
Stock-based compensation	367,600	5,629,833
Changes in operating assets and liabilities:
Accounts receivable	193,031	(248,338)
Prepaid expenses and other assets	(349,434)	(252,907)
Accounts payable and accrued liabilities	305,848	(1,395,154)
Contract liabilities	334,000	(4,792)
Net cash used in operating activities	(286,861)	(2,565,697)

Cash flows from investing activities:
Cash acquired in reverse acquisition	-	5,441,437
Advances to shareholder	-	(199,549)
Purchase of convertible notes receivable - Alliance MMA	-	(215,000)
Purchase of fixed assets	-	(28,383)
Net cash provided by investing activities	-	4,998,505

Cash flows from financing activities:
Proceeds from notes payable - related party	-	120,000
Proceeds from exercise of warrants	-	61,023
Proceeds from preferred stock placement	-	75,000
Net cash provided by financing activities	-	256,023

Net (decrease) increase in cash	(286,861)	2,688,831

Cash, beginning of period	487,953	76,459

Cash, end of period	$201,092	$2,765,290

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued to a current and former employee	$67	$-
Issuance of warrant in settlement of vendor liability		$66,275
Cashless exercise of warrant		$4
Surrender of common stock in settlement of due from shareholder balance		$1,608,833
Stock and warrant dividend		$1,705,722
Warrants issued to company		$19,000
Conversion of notes payable-related party and interest into Series A Convertible Preferred Stock		$1,900,000
Issuance of preferred and common stock in connection with acquisition of Alliance MMA, net of cash		$6,424,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Nature of Business

SCWorx, LLC (n/k/a SCW FL Corp.) (“SCW LLC”) was a privately held limited liability company which was organized in Florida on November 17, 2016. On December 31, 2017, SCW LLC acquired Primrose Solutions, LLC (“Primrose”), a Delaware limited liability company, which became its wholly-owned subsidiary and focused on developing functionality for the software now used and sold by SCWorx Corp. (the “Company” or “SCWorx”). The majority interest holders of Primrose were interest holders of SCW LLC and based upon Staff Accounting Bulletin Topic 5G, the technology acquired has been accounted for at predecessor cost of $0. To facilitate the planned acquisition by Alliance MMA, Inc., a Delaware corporation (“Alliance”), on June 27, 2018, SCW LLC merged with and into a newly-formed entity, SCWorx Acquisition Corp., a Delaware corporation (“SCW Acquisition”), with SCW Acquisition being the surviving entity. Subsequently, on August 17, 2018, SCW Acquisition changed its name to SCWorx Corp. On November 30, 2018, the Company and certain of its stockholders agreed to cancel 6,510 shares of common stock. In June 2018, the Company began to collect subscriptions for common stock. From June to November 2018, the Company collected $1,250,000 in subscriptions and issued 3,125 shares of common stock to new third-party investors. In addition, on February 1, 2019, (i) SCWorx Corp. (f/k/a SCWorx Acquisition Corp.) changed its name to SCW FL Corp. (to allow Alliance to change its name to SCWorx Corp.) and (ii) Alliance acquired SCWorx Corp. (n/k/a SCW FL Corp.) in a stock-for-stock exchange transaction and changed Alliance’s name to SCWorx Corp., which is the Company’s current name, with SCW FL Corp. becoming the Company’s subsidiary. On March 16, 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC.

Business Combination and Related Transactions

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

The Company currently hosts its solutions, serves its customers, and supports its operations in the United States through an agreement with a third party hosting and infrastructure provider, Rackspace. The Company incorporates standard IT security measures, including but not limited to; firewalls, disaster recovery, backup, etc. The Company’s operations are dependent upon the integrity, security and consistent operation of various information technology systems and data centers that process transactions, communication systems and various other software applications used throughout its operations. Disruptions in these systems could have an adverse impact on the Company’s operations. The Company could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or to losses due to disruption in the Company’s business operations.

In addition, the Company’s information technology systems are subject to the risk of infiltration or data theft. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information technology systems change frequently and may be difficult to detect or prevent over long periods of time. Moreover, the hardware, software or applications the Company develops or procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of the Company’s information systems. Unauthorized parties may also attempt to gain access to the Company’s systems or facilities through fraud or deception aimed at its employees, contractors or temporary staff. In the event that the security of the Company’s information systems is compromised, confidential information could be misappropriated, and system disruptions could occur. Any such misappropriation or disruption could cause significant harm to the Company’s reputation, lead to a loss of sales or profits or cause the Company to incur significant costs to reimburse third parties for damages.

Impact of the COVID-19 Pandemic

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world. The New York and New Jersey area, where the Company is headquartered, was at one of the early epicenters of the coronavirus outbreak in the United States. The outbreak has since spread to the rest of the country and is impacting new customer acquisition. The Company has been following the recommendations of local health authorities to minimize exposure risk for its team members since the outbreak.

In addition, the Company’s customers (hospitals) have also experienced extraordinary disruptions to their businesses and supply chains, while experiencing unprecedented demand for health care services related to COVID-19. As a result of these extraordinary disruptions to the Company’s customers’ business, the Company’s customers are currently focused on meeting the nation’s health care needs in response to the COVID-19 pandemic. As a result, there is a significant risk that the Company’s customers will not be able to focus any resources on expanding the utilization of the Company’s services, which could adversely impact its future growth prospects, at least until the adverse effects of the pandemic subside. In addition, the financial impact of COVID-19 on the Company’s hospital customers could cause the hospitals to delay payments due to the Company for services, which could negatively impact the Company’s cash flows.

The Company is endeavoring to mitigate these risks through the sale of personal protective equipment (“PPE”) and COVID-19 rapid test kits to the health care industry, including many of the Company’s hospital customers.

On March 16, 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC, which will utilize the SCWorx database to identify trends within the purchasing supply chain and use this information to source and provide critical, difficult-to-find items for the healthcare industry. Items may become difficult to source due to unexpected disruptions within the supply chain, such as the COVID-19 pandemic. These products currently include:

●	Test Kits — the Company has identified multiple potential sources for Rapid Test Kits for COVID-19.

●	PPE — Personal Protective Equipment (PPE) includes items such as masks, gloves, gowns, shields, etc. The Company’s Chief Executive Officer and employees have extensive experience in the healthcare industry and industry contacts, and a database of items specifically designated to assist the healthcare industry in fulfilling its inventory demands.

The sale of PPE and rapid test kits for COVID-19 represent a new business for the Company and is subject to the myriad risks associated with any new venture. The Company has for example encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE including, 3M N95 masks, which are the preferred medical grade mask of US healthcare companies. Further, the Company has encountered shipping delays with regard to masks and other PPE, and significant quality related issues regarding N95 masks. In addition, regarding the Company’s sourcing of COVID-19 Rapid Test Kits, the Company has encountered significant shipping delays, as well as reduced quantities. Consequently, there is no assurance as to the timing or quantities of any future deliveries of COVID-19 Test Kits. For the three months ended March 31, 2020, the Company did not complete the sale of any COVID-19 rapid test kits or PPE, and had no test kits or PPE in inventory as of March 31, 2020. In addition, changes in FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests to be sold by the Company not saleable in the United States, which could have a material adverse effect on the Company. There can be no assurance that the Company will be able to generate any significant revenue from the sale of PPE products or rapid test kits. As of the date of this report, the Company has not generated any material revenue from the sale of PPE.

Note 2. Liquidity and Going Concern

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

The Company’s primary need for liquidity is to fund the working capital needs of the business and general corporate purposes. The Company has historically incurred losses and has relied on borrowings and equity capital to fund the operations and growth of the business. The Company has suffered recurring losses from operations and incurred a net loss of $1,149,651 for the three months ended March 31, 2020. As of March 31, 2020, the Company had cash of $201,092, a working deficit of $2,521,580, and an accumulated deficit of $13,944,124. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the condensed consolidated financial statement issuance date.

On May 5, 2020, the Nasdaq Stock Market informed the Company that it had initiated a “T12 trading halt,” which means the halt will remain in place until the Company has fully satisfied Nasdaq’s request for additional information. This trading halt could impact the Company’s ability to raise additional capital.

The Company is evaluating various alternatives, including reducing operating expenses, securing additional financing through debt or equity securities to fund future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, the Company’s future operating prospects may be adversely affected. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of SCWorx and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the year ended December 31, 2019.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2020, and the results of its operations and cash flows for the three months ended March 31, 2020. The results of operations for the period ended March 31, 2020 are not necessarily indicative of the results to be expected for future quarters or the full year.

Reclassifications

A reclassification has been made to the consolidated balance sheet and consolidated statement of changes in stockholders’ equity to break out the total Series A Convertible Preferred Stock par value of $819 and additional paid in capital of $7,980,126. Previously, for the quarter ended March 31, 2019, the entire balance was disclosed as Series A Convertible Preferred Stock. This change in classification does not affect the previously reported total stockholders’ equity balance. In addition, the authorized common stock has been restated to reflect the correct amount of 45,000,000 authorized shares of common stock.

In addition, certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on reported results of operations or cash flows.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. There were no amounts in excess of the FDIC insured limit as of March 31, 2020 and December 31, 2019.

Fair Value of Financial Instruments

Management applies fair value accounting for significant financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Management defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, management considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

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

For the quarter ended March 31, 2020, the Company had one customer representing 21% of aggregate revenues. For the quarter ended March 31, 2019, the Company had two customers representing 24% and 11% of aggregate revenues. At March 31, 2020, the Company had five customers representing 22%, 16%, 12%, 11% and 11% of aggregate accounts receivable. At March 31, 2019, the Company had three customers representing 32%, 18%, and 12% of aggregate accounts receivable.

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The Company’s allowance for doubtful accounts as of March 31, 2020 and December 31, 2019 was $344,412.

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

Identified intangible assets

Identified finite-lived intangible assets consist of ticketing software and promoter relationships resulting from the February 1, 2019 business combination. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 7 years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. For further discussion of identified intangible assets, refer to Note 4, Intangible Assets.

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

Depreciation expense for the three months ended March 31, 2020 and 2019 was $2,259 and $451, respectively.

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

The Company does have some contracts that have payment terms that differ from the timing of revenue recognition, which requires the Company to assess whether the transaction price for those contracts includes a significant financing component. The Company has elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if it expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. The Company does not maintain contracts in which the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service exceeds the one-year threshold.

The Company has one revenue stream, from the SaaS business, and believes it has presented all varying factors that affect the nature, timing and uncertainty of revenues and cash flows.

As of March 31, 2020 and December 31, 2019, the Company had $1,390,637 and $1,056,637, respectively, of remaining performance obligations recorded as contract liabilities. The Company expects to recognize sales relating to these existing performance obligations of $1,390,637 during the remainder of 2020.

Costs to Obtain and Fulfill a Contract

Costs to fulfill a contract typically include costs related to satisfying performance obligations as well as general and administrative costs that are not explicitly chargeable to customer contracts. These expenses are recognized and expensed when incurred in accordance with ASC 340-40.

Cost of Revenues

Cost of revenues primarily represent data center hosting costs, consulting services and maintenance of the Company’s large data array that were incurred in delivering professional services and maintenance of the Company’s large data array during the periods presented.

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of March 31, 2020 and December 31, 2019.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $1,390,637 and $1,056,637 as of March 31, 2020 and December 31, 2019, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2020 and December 31, 2019, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impact that the CARES Act may have on its business but does not expect the impact to be material.

The income tax benefit for the quarters ended March 31, 2020 and 2019 was $0 and $195,000, respectively.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. The Company also grants performance based restricted stock awards to employees and consultants. These awards will vest if certain employee\consultant-specific or company-designated performance targets are achieved. If minimum performance thresholds are achieved, each award will convert into a designated number of the Company’s common stock. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the requisite service period. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the statements of operations and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period. Refer to Note 7, Stockholders’ Equity, for additional detail.

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2020 and 2019, the Company had 1,650,511 and 384,647, respectively, of common stock equivalents outstanding.

Indemnification

The Company provides indemnification of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s software. In accordance with authoritative guidance for accounting for guarantees, the Company evaluates estimated losses for such indemnification. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against the Company and no liability has been recorded in its condensed consolidated financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to the allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Actual results could differ materially from those estimates.

Recently Issued Accounting Pronouncements

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). ASU 2018-17 provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We adopted this new standard on January 1, 2020, and the adoption of the standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective in the first quarter of fiscal 2020, and earlier adoption is permitted. We adopted this new standard on January 1, 2020, and the adoption of the standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. We adopted this new standard on January 1, 2020, and the adoption of the standard did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which was subsequently amended in February 2020 by ASU 2020-02 “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842).” Topic 326 introduces an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g. accounts receivable, loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact the new guidance will have on its consolidated financial statements.

Note 4. Intangible Assets

Intangible assets as of March 31, 2020 and December 31, 2019 consisted of the following:

		March 31, 2020			December 31, 2019
Intangible assets	Useful life	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Ticketing software	5 years	$64,000	$(14,934)	$49,066	$64,000	$(11,733)	$52,267
Promoter relationships	7 years	176,000	(29,333)	146,667	176,000	(23,048)	152,952
Total intangible assets		$240,000	$(44,267)	$195,733	$240,000	$(34,781)	$205,219

Amortization expense for the three months ended March 31, 2020 and 2019, was $9,486 and $6,324, respectively.

As of March 31, 2020, the estimated future amortization expense of amortizable intangible assets is as follows:

Year ending December 31,
2020 (remaining 9 months of 2020)	$28,457
2021	37,943
2022	37,943
2023	37,943
2024	26,209
Thereafter	27,238
Total	$195,733

Note 5. Leases

Operating Leases

The Company’s principal executive office in New York City is under a month to month arrangement. The Company also had a lease in Greenwich, CT which was set to expire in March 2020 and is now month-to-month.

The Company has operating leases for corporate, business and technician offices. Leases with a probable term of 12 months or less, including month-to-month agreements, are not recorded on the condensed consolidated balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense for these leases on a straight-line bases over the lease term. The Company’s only remaining lease is month-to-month. As a practical expedient, the Company elected, for all office and facility leases, not to separate non-lease components (common-area maintenance costs) from lease components (fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. The Company uses its incremental borrowing rate for purposes of discounting lease payments.

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

As of March 31, 2020, assets recorded under operating leases were $0. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the Company’s incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

For the three months ended March 31, 2020 and 2019, the components of lease expense were as follows:

	For the three months ended
	March 31,
	2020	2019
Operating lease cost	$9,425	$11,250

Total lease cost	$9,425	$11,250

Other information related to leases was as follows:

	For the three months ended
	March 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$9,425	$11,250

Weighted average remaining lease term (months) – operating leases	-	12

Weighted average discount rate– operating leases	N/A	10%

As of March 31, 2020, the Company has no additional operating leases, other than that noted above, and no financing leases.

Note 6. Commitments and Contingencies

In conducting its business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred.

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

On June 23, 2020, a third securities class was filed in the United States District Court for the Southern District of New York against us and our CEO. The action is captioned Jonathan Charles Leonard, individually and on behalf of all others similarly situated, Plaintiff v. SCWorx Corp. and Marc S. Schessel, Defendants.

All three lawsuits allege that our company and our CEO mislead investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. We intend to vigorously defend against these proceedings.

On June 15, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Marc S. Schessel, Charles K. Miller, Steven Wallitt (all of whom are current directors), and Robert Christie (a former director) (“Director Defendants”). The action is captioned Javier Lozano, derivatively on behalf of SCWorx Corp., Plaintiff, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to us, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages to us, improvements in our disclosure and internal controls, and legal fees. The Director Defendants intend to vigorously defend against these proceedings.

In connection with these actions, the Company may be obligated to indemnify its CEO and any of its officers or directors who incur any liability or expense incurred as a result of serving at the Company’s request in such capacity.

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

In April 2020, the Company received related inquiries from The Nasdaq Stock Market and the Financial Industry Regulatory Authority (FINRA). The Company has been fully cooperating with these agencies and providing information and documents, as requested. On May 5, 2020, the Nasdaq Stock Market informed the Company that it had initiated a “T12 trading halt,” which means the halt will remain in place until the Company has fully satisfied Nasdaq’s request for additional information. The Company continues to fully cooperate with Nasdaq and respond to Nasdaq’s information requests as they are issued. The T12 trading halt remains in effect as of the filing of this Form 10-Q.

Also in April 2020, the Company was contacted by the U.S. Attorney’s Office for the District of New Jersey, which is seeking information and documents from the Company’s officers and directors relating primarily to the April 13, 2020 press release concerning COVID-19 rapid test kits. The Company is fully cooperating with the U.S. Attorney’s Office in its investigation.

Note 7. Stockholders’ Equity

Authorized Shares

The Company has 45,000,000 common shares authorized with a par value of $0.001 per share.

Common Stock

On January 8, 2020, the Company issued 50,000 shares of common stock to a former employee per the terms of a settlement agreement.

On January 17, 2020, the Company issued 5,264 shares of common stock to a holder of its Series A Convertible Preferred Stock upon the conversion of 2,000 of such shares of Series A Convertible Preferred Stock.

On February 5, 2020, the Company issued 13,158 shares of common stock to a holder of its Series A Convertible Preferred Stock upon the conversion of 5,000 of such shares of Series A Convertible Preferred Stock.

On February 21, 2020, the Company issued an aggregate of 100,000 shares of common stock to a holder of its Series A Convertible Preferred Stock upon the conversion of 38,000 of such shares of Series A Convertible Preferred Stock.

On February 22, 2020, the Company issued an aggregate of 39,474 shares of common stock to two holders of its Series A Convertible Preferred Stock upon the conversion of 15,000 of such shares of Series A Convertible Preferred Stock.

On February 26, 2020, the Company issued 19,737 shares of common stock to a holder of its Series A Convertible Preferred Stock upon the conversion of 7,500 of such shares of Series A Convertible Preferred Stock.

On March 12, 2020, the Company issued 16,667 shares of common stock to an employee pursuant to a vesting schedule.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the three months ended March 31, 2020 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted-average exercise price per share	Number of shares subject to options	Weighted-average exercise price per share	Number of shares subject to restricted stock units	Weighted-average exercise price per share
Balance at December 31, 2019	1,311,916	$9.35	338,595	$5.96	630,303	$-
Granted	-	-	-	-	395,000	-
Exercised	-	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	(250,000)	-
Balance at March 31, 2020	1,311,916	$9.35	338,595	$5.96	775,303	$-
Exercisable at March 31, 2020	1,311,916	$9.35	338,595	$5.96	41,667	$-

As of March 31, 2020 and December 31, 2019, the total unrecognized expense for unvested stock options and restricted stock awards, net of actual forfeitures, was approximately $1.9 million and $3.2 million, respectively, to be recognized over a one-year period for restricted stock awards and one year for option grants from the date of grant.

Stock-based compensation expense for the three months ended March 31, 2020 and 2019 was as follows:

	For the three months ended
	March 31,
	2020	2019
Stock-based compensation expense	$367,600	$5,629,833

Stock-based compensation expense categorized by the equity components for the three months ended March 31, 2020 and 2019 was as follows:

	For the three months ended
	March 31,
	2020	2019
Common stock	$367,600	$257,885
Stock option awards	-	49,018
Transfer of common stock by founders to contractors	-	5,322,930
Total	$367,600	$5,629,833

Note 8. Net Loss per Share

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the three months ended
	March 31,
	2020	2019
Stock options	338,595	188,595
Warrants	1,311,916	196,052
Total common stock equivalents	1,650,511	384,647

Note 9. Subsequent Events

Issuance of Shares Pursuant to Conversion of Series A Preferred Stock

During April 2020, fifteen Series A Preferred stockholders converted an aggregate of 396,695 shares of Series A Preferred Stock into 1,043,935 shares of common stock.

During May 2020, three Series A Preferred stockholders converted an aggregate of 19,500 shares of Series A Preferred Stock into 51,316 shares of common stock.

Issuance of Shares Pursuant to Cashless Exercises of Common Stock Warrants

During April 2020, thirteen holders of common stock warrants exercised an aggregate of 520,925 warrants using a cashless exercise into 352,488 shares of common stock.

During May 2020, four holders of common stock warrants exercised an aggregate of 56,982 warrants using a cashless exercise into 26,034 shares of common stock.

Issuance of Shares Pursuant to Exercises of Common Stock Warrants

On April 14, 2020, a holder of common stock warrants exercised 7,000 warrants for a cash payment of $38,570.

Issuance of Shares Pursuant to Cashless Exercises of Stock Options

During April 2020, five holders of common stock options exercised an aggregate of 108,978 options using a cashless exercise into 26,361 shares of common stock.

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

Issuance of Restricted Stock Units

On April 7, 2020, the Company granted 1,569,000 restricted stock units to 36 individuals for services rendered. Such shares vest in between six months and two years from the date of grant.

On April 7, 2020, the Company granted 329,000 restricted stock units to its Chief Executive Officer. 50% of such shares vested upon the Company filing its 2019 Form 10-K and the remaining 50% vest upon the Company filing its 2020 Form 10-K.

On May 15, 2020, the Company granted 20,000 restricted stock units to three of the four members of the Board of Directors. The fourth member, in connection with his appointment to the board on May 15, 2020, was granted 100,000 restricted stock units. The total amount of 160,000 restricted stock units granted by the Company vest fully on September 17, 2020.

Supply Agreement for COVID-19 Rapid Test Kits

On April 29, 2020, the Company entered into a Supply Agreement (“Supply Agreement”) pursuant to which the Company agreed to purchase an aggregate of 500,000 COVID-19 IGG/IGM Rapid Testing Units (“COVID-19 Test Kits”). The Supply Agreement requires the Company to pay 50% of the total of each order at the time of order placement, with the remaining 50% due upon completion of production (goods ready for shipment). To date, the Company has received approximately 46,500 COVID-19 Test Kits. On June 30, 2020, the supplier notified the Company that it was terminating the Supply Agreement.

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

On June 23, 2020, a third securities class was filed in the United States District Court for the Southern District of New York against us and our CEO. The action is captioned Jonathan Charles Leonard, individually and on behalf of all others similarly situated, Plaintiff v. SCWorx Corp. and Marc S. Schessel, Defendants.

All three lawsuits allege that our company and our CEO mislead investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. We intend to vigorously defend against these proceedings.

On June 15, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Marc S. Schessel, Charles K. Miller, Steven Wallitt (all of whom are current directors), and Robert Christie (a former director) (“Director Defendants”). The action is captioned Javier Lozano, derivatively on behalf of SCWorx Corp., Plaintiff, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to us, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages to us, improvements in our disclosure and internal controls, and legal fees. The Director Defendants intend to vigorously defend against these proceedings.

In connection with these actions, the Company may be obligated to indemnify its CEO and any of its officers or directors who incur any liability or expense incurred as a result of serving at the Company’s request in such capacity.

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

In April 2020, the Company received related inquiries from The Nasdaq Stock Market and the Financial Industry Regulatory Authority (FINRA). The Company has been fully cooperating with these agencies and providing information and documents, as requested. On May 5, 2020, the Nasdaq Stock Market informed the Company that it had initiated a “T12 trading halt,” which means the halt will remain in place until the Company has fully satisfied Nasdaq’s request for additional information. The Company continues to fully cooperate with Nasdaq and respond to Nasdaq’s information requests as they are issued. The T12 trading halt remains in effect as of the filing of this Form 10-Q.

Also in April 2020, the Company was contacted by the U.S. Attorney’s Office for the District of New Jersey, which is seeking information and documents from the Company’s officers and directors relating primarily to the April 13, 2020 press release concerning COVID-19 rapid test kits. The Company is fully cooperating with the U.S. Attorney’s Office in its investigation.

Equity Offering

During May 2020, the Company received $515,000 in connection with an equity financing. This transaction is subject to execution of definitive documents.

Receipt of CARES funding

On May 5, 2020, the Company obtained a $293,972 unsecured loan payable through the Paycheck Protection Program (“PPP”), which was enacted as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”). The funds were received from Bank of America through a loan agreement pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act and used for payroll costs, rent, mortgage interest, and utility costs during the 24 week period after the date of loan disbursement is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. While the full loan amount may be forgiven, the amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels or less than 60% of the loan proceeds are used for payroll costs. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan.

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

Corporate Information

SCWorx, LLC (n/k/a SCW FL Corp.) (“SCW LLC”) was a privately held limited liability company which was organized in Florida on November 17, 2016. On December 31, 2017, SCW LLC acquired Primrose Solutions, LLC (“Primrose”), a Delaware limited liability company, which became its wholly-owned subsidiary and focused on developing functionality for the software now used and sold by SCWorx Corp. (the “Company” or “SCWorx”). The majority interest holders of Primrose were interest holders of SCW LLC and based upon Staff Accounting Bulletin Topic 5G, the technology acquired has been accounted for at predecessor cost of $0. To facilitate the planned acquisition by Alliance MMA, Inc., a Delaware corporation (“Alliance”), on June 27, 2018, SCW LLC merged with and into a newly-formed entity, SCWorx Acquisition Corp., a Delaware corporation (“SCW Acquisition”), with SCW Acquisition being the surviving entity. Subsequently, on August 17, 2018, SCW Acquisition changed its name to SCWorx Corp. On November 30, 2018, our company and certain of our stockholders agreed to cancel 6,510 shares of common stock. In June 2018, we began to collect subscriptions for common stock. From June to November 2018, we collected $1,250,000 in subscriptions and issued 3,125 shares of common stock to new third-party investors. In addition, on February 1, 2019, (i) SCWorx Corp. (f/k/a SCWorx Acquisition Corp.) changed its name to SCW FL Corp. (to allow Alliance to change its name to SCWorx Corp.) and (ii) Alliance acquired SCWorx Corp. (n/k/a SCW FL Corp.) in a stock-for-stock exchange transaction and changed Alliance’s name to SCWorx Corp., which our company’s current name, with SCW FL Corp. becoming our subsidiary. On March 16, 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC.

Our principal executive offices are located at 590 Madison Avenue, 21st Floor, New York, New York, 10022. Our telephone number is (212) 739-7825. The Company also had a lease in Greenwich, CT which was set to expire in March 2020 and is now month-to-month.

In this Quarterly Report, the terms “SCWorx,” the “Company,” “we,” “us” and “our” refer to SCWorx Corp., a Delaware corporation, unless the context requires otherwise. Unless specified otherwise, the historical financial results in this Annual Report are those of our company and our subsidiaries on a consolidated basis.

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

SCWorx continues to provide transformational data-driven solutions to some of the finest, most well-respected healthcare providers in the United States. Clients are geographically dispersed throughout the country. Our focus is to assist healthcare providers with issues they have pertaining to data interoperability. SCWorx provides these solutions through a combination of direct sales and relationships with strategic partners.

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

We currently hosts our solutions, serve our customers, and support our operations in the United States through an agreement with a third party hosting and infrastructure provider, Rackspace. We incorporate standard IT security measures, including but not limited to; firewalls, disaster recovery, backup, etc. Our operations are dependent upon the integrity, security and consistent operation of various information technology systems and data centers that process transactions, communication systems and various other software applications used throughout our operations. Disruptions in these systems could have an adverse impact on our operations. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or to losses due to disruption in our business operations.

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

Impact of the COVID-19 Pandemic

Our operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world. The New York and New Jersey area, where our company is headquartered, was at one of the early epicenters of the coronavirus outbreak in the United States. The outbreak has since spread to the rest of the country and is impacting new customer acquisition. We have been following the recommendations of local health authorities to minimize exposure risk for our team members since the outbreak.

In addition, our customers (hospitals) have also experienced extraordinary disruptions to their businesses and supply chains, while experiencing unprecedented demand for health care services related to COVID-19. As a result of these extraordinary disruptions to our customers’ business, our customers are currently focused on meeting the nation’s health care needs in response to the COVID-19 pandemic. As a result, there is a significant risk that our customers will not be able to focus any resources on expanding the utilization of our services, which could adversely impact our future growth prospects, at least until the adverse effects of the pandemic subside. In addition, the financial impact of COVID-19 on our hospital customers could cause the hospital to delay payments due to us for services, which could negatively impact our cash flows.

We are endeavoring to mitigate these risks through the sale of personal protective equipment (“PPE”) and COVID-19 rapid test kits to the health care industry, including many of our hospital customers.

On March 16, 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC, which will utilize the SCWorx database to identify trends within the purchasing supply chain and use this information to source and provide critical, difficult-to-find items for the healthcare industry. Items may become difficult to source due to unexpected disruptions within the supply chain, such as the COVID-19 pandemic. These products currently include:

●	Test Kits — the Company has identified multiple potential sources for Rapid Test Kits for COVID-19.

●	PPE — Personal Protective Equipment (PPE) includes items such as masks, gloves, gowns, shields, etc. The Company’s Chief Executive Officer and employees have extensive experience in the healthcare industry and industry contacts, and a database of items specifically designated to assist the healthcare industry in fulfilling its inventory demands.

The sale of PPE and rapid test kits for COVID-19 represent a new business for our company and is subject to the myriad risks associated with any new venture. We have for example encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE including, 3M N95 masks, which are the preferred medical grade mask of US healthcare companies. Further, we have encountered shipping delays with regard to masks and other PPE, and significant quality related issues regarding N95 masks. In addition, regarding our sourcing of COVID-19 Rapid Test Kits, we have encountered significant shipping delays, as well as reduced quantities. Consequently, there is no assurance as to the timing or quantities of any future deliveries of COVID-19 Test Kits. We have yet to complete the sale of any COVID-19 rapid test kits and had no test kits or PPE in inventory as of March 31, 2020 and had 46,500 test kit units as of the date of this report. In addition, changes in FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests to be sold by our company not saleable in the United States, which could have a material adverse effect on our company. There can be no assurance that we will be able to generate any significant revenue from the sale of PPE products or rapid test kits.

We have yet to complete the sale of any COVID-19 rapid test kits. Through the date of filing we have not generated any material revenue from the sale of PPE.

Results of Operations - SCWorx – three months ended March 31, 2020 and 2019

Our operating results for the three month periods ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019	Difference

Revenue	$1,123,827	$1,248,104	$(124,277)
Cost of revenues	833,200	971,209	(138,009)
General and administrative	1,440,278	6,627,939	(5,187,661)
Other income	-	441,335	(441,335)
Benefit from income taxes	-	(195,000)	195,000
Net loss	(1,149,651)	(5,714,709)	4,565,058

Revenues

Revenue for the three months ended March 31, 2020 was $1,123,827, compared to revenue for the three months ended March 31, 2019 of $1,248,104. The decrease in revenue is primarily related to revenue from data consulting projects completed during the first quarter of 2019 that was not present in the first quarter of 2020. The decrease was partially offset by the addition of new multi-year customer contracts and monthly revenue from customers which were brought on in 2019 subsequent to the end of the first quarter. Given the disruption caused to our hospital customers by the COVID-19 pandemic, our second quarter has been adversely impacted, and we expect the impact to continue into at least the third quarter of this year, if not longer. Customer retention includes monthly and annual recurring revenue that should not be significantly impacted by the pandemic.

Operating Expenses

Cost of revenues

Cost of revenues were $833,200 for the three months ended March 31, 2020 compared to $971,209 for the same period in 2019. The decrease was a result of decreased usage of third party contractors as there was less work needed to support new customers in the first three months of 2020 compared to the same period in 2019.

General and administrative

General and administrative expenses decreased $5,187,661 to $1,440,278 for the three months ended March 31, 2020, as compared to $6,627,939 in the same period of 2019. Stock-based compensation expense decreased $5,262,232 from the first quarter of 2019. The 2019 period included costs related to equity awards to employees, directors, and consultants and the transfer of common shares by our CEO and a former significant shareholder to non-employee consultants. We expect stock-based compensation to be significant in 2020 due to equity awards made to officers, directors, employees and consultants in April 2020. Commission expense increased by approximately $121,000 in the three months ended March 31, 2020 compared to the same period of 2019, as a result of our use of third party salespeople. Salary and wages increased approximately $25,000 in the first quarter of 2020 as a result of higher headcount. Insurance increased by approximately $16,000 due to an increase in Directors and Officers insurance and other insurance coverages. Accounting expenses decreased approximately $65,000 due to the expenses incurred in 2019 related to the acquisition of AMMA completed on February 1, 2019. Legal expenses increased approximately $59,000. We also expect legal fees to increase in 2020 based on the legal and regulatory actions which we are currently experiencing. SEC related expenses decreased approximately $130,000.

Other income (expense)

We had other income of $441,335 in the three months ended March 31, 2019 compared to $0 in the same period in 2020. In the prior period, there was a gain on the fair value of convertible note receivable of $410,055. Additionally, interest expense was $23,720 in 2019. The decrease was a result of the conversion of the debt to equity in 2019. We had a gain on the fair value of asset (warrant) in the three months ended March 31, 2019 of $55,000.

Net Loss

For the three months ended March 31, 2020, we incurred a net loss of $1,149,651 compared to a net loss of $5,714,409 for the same period in 2019.

Liquidity and Capital Resources

Going Concern

As of March 31, 2020, we had a working capital deficit of $2,521,580 and accumulated deficit of $13,944,124. During the three months ended March 31, 2020, we had a net loss of $1,149,651 and used $286,861 of cash in operations. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

As of the date of this report, we have only limited cash on hand, and we are experiencing negative cash flows from operations. Consequently, we need to raise additional capital in the near term to fund our operations and the implementation of our business plan.

On May 5, 2020, the Nasdaq Stock Market informed the Company that it had initiated a “T12 trading halt,” which means the halt will remain in place until the Company has fully satisfied Nasdaq’s request for additional information. This trading halt could impact the Company’s ability to raise additional capital.

On May 5, 2020, we obtained a $293,972 unsecured loan payable through the Paycheck Protection Program (“PPP”), which was enacted as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”). The funds were received from Bank of America through a loan agreement pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act and used for payroll costs, rent, mortgage interest, and utility costs during the 24 week period after the date of loan disbursement is eligible to be forgiven provided that (a) we use the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. While the full loan amount may be forgiven, the amount of loan forgiveness will be reduced if, among other reasons, we do not maintain staffing or payroll levels or less than 60% of the loan proceeds are used for payroll costs. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan.

During May 2020, we received $515,000 of a committed $565,000 from the sale of 135,527 shares of common stock (at a price of $3.80 per share) and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share. This transaction is subject to execution of definitive documents.

In connection with the Class Action and derivative claims and investigations described in Item 1. Legal Proceedings of this Quarterly Report on 10-Q, we are obligated to indemnify our officers and directors for costs incurred in defending against these claims and investigations. Because we currently do not have the resources to pay for these costs, our directors and officers liability insurance carrier has agreed to indemnify these persons even though the $750,000 retention under such policy has not yet been met. Ultimately, we will be obligated to pay the amount of the retention to the extent of actual settlement and defense costs, which payments could have a material adverse effect on the Company.

We are currently experiencing an increasing working capital deficiency. As of March 31, 2020, we had a working capital deficit of approximately $2.5 million, compared to a deficit of approximately $1.8 million as of December 31, 2019. The approximate $700,000 increase in our working capital deficit was due primarily to an approximate $300,000 increase in accounts payable, an approximate $300,000 increase in contract liabilities (due primarily to a $400,000 deposit received for personal protective equipment, which was offset by an increase in prepaid expenses for a deposit we placed for personal protective equipment of approximately $400,000), a decrease of approximately $200,000 in accounts receivable, due to less project revenue, and an approximate $300,000 decrease in cash.

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

In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should we be unable to recover the value of our assets or satisfy our liabilities.

Based on our limited availability of funds we expect to spend minimal amounts on software development and capital expenditures. We expect to fund any future software development expenditures through a combination of cash flows from operations and proceeds from equity and/or debt financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity), we will be unable to fund our software development expenditures, in which case, there could be an adverse effect on our business and results of operations.

Cash Flows

	Three months ended March 31,
	2020	2019

Net cash used in operating activities	$(286,861)	$(2,565,697)
Net cash provided by investing activities	-	4,998,505
Net cash provided by financing activities	-	256,023
Change in cash	$(286,861)	$2,688,831

Operating Activities

Cash used in operating activities was approximately $300,000 for the three months ended March 31, 2020, primarily related to the net loss of $1.1 million. The net loss was partially offset by stock-based compensation of $367,600 and net changes in operating assets and liabilities consisting primarily of an approximate $193,000 decrease in accounts receivable, an approximate $305,000 increase in accounts payable and an approximate $334,000 increase in accrued liabilities.

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

Investing Activities

We had no investing activities for the three months ended March 31, 2020.

Cash provided by investing activities was $5.0 million for the three months ended March 31, 2019, related to $5.4 million cash acquired as part of the purchase of Alliance, offset by funding of advances due to founder\shareholder of $200,000 in January 2019 and advances on convertible notes receivable with AMMA of $215,000.

Financing Activities

We had no financing activities for the three months ended March 31, 2020.

Cash provided by financing activities was $256,000 for the three months ended March 31, 2019, primarily related to proceeds from our notes payable with a related party of $120,000, sale of Series A Preferred totaling $75,000 and cash from common stock warrants exercises of $61,000.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2020, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer has concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of March 31, 2020, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Controls over Financial Reporting

Our management has identified material weaknesses in our internal controls related to deficiencies in the design of internal controls and segregation of duties. Management is planning to meet with the Audit Committee to discuss and work on remediation efforts until such time as management is able to conclude that its remediation efforts are designed and operating effectively Management expects its remediation efforts will be completed during 2020. Our management is actively looking for a Chief Financial Officer along with other accounting and finance personnel to assist in the remediation efforts.

Notwithstanding the foregoing, our management, including our Chief Executive Officer, has concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

On April 29, 2020, a securities class action case was filed in the United States District Court for the Southern District of New York against us and our CEO. The action is captioned Daniel Yannes, individually and on behalf of all others similarly situated, Plaintiff vs. SCWorx Corp. and Marc S. Schessel, Defendants.

On May 27, 2020, a second securities class was filed in the United States District Court for the Southern District of New York against us and our CEO. The action is captioned Caitlin Leeburn, individually and on behalf of all others similarly situated, Plaintiff v. SCWorx Corp. and Marc S. Schessel, Defendants.

On June 23, 2020, a third securities class was filed in the United States District Court for the Southern District of New York against us and our CEO. The action is captioned Jonathan Charles Leonard, individually and on behalf of all others similarly situated, Plaintiff v. SCWorx Corp. and Marc S. Schessel, Defendants.

All three lawsuits allege that our company and our CEO mislead investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. We intend to vigorously defend against these proceedings.

On June 15, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Marc S. Schessel, Charles K. Miller, Steven Wallitt (all of whom are current directors), and Robert Christie (a former director) (“Director Defendants”). The action is captioned Javier Lozano, derivatively on behalf of SCWorx Corp., Plaintiff, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to us, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages to us, improvements in our disclosure and internal controls, and legal fees. The Director Defendants intend to vigorously defend against these proceedings.

In connection with these actions, we may be obligated to indemnify our CEO and any of our officers or directors who incur any liability or expense incurred as a result of serving at our company’s request in such capacity.

In addition, following the April 13, 2020 press release and related disclosures (related to COVID-19 rapid test kits), the Securities and Exchange Commission made an inquiry regarding the disclosures we made in relation to the transaction involving COVID-19 test kits. On April 22, 2020, the Securities and Exchange Commission ordered that trading in the securities of our company be suspended because of “questions and concerns regarding the adequacy and accuracy of publicly available information in the marketplace” (the “SEC Trading Halt”). The SEC Trading Halt expired May 5, 2020, at 11:59 PM EDT. We are fully cooperating with the SEC’s investigation and are providing documents and other requested information.

In April 2020, we received related inquiries from The Nasdaq Stock Market and the Financial Industry Regulatory Authority (FINRA). We have been fully cooperating with these agencies and providing information and documents, as requested. On May 5, 2020, the Nasdaq Stock Market informed us that it had initiated a “T12 trading halt,” which means the halt will remain in place until we have fully satisfied Nasdaq’s request for additional information. We continue to fully cooperate with Nasdaq and respond to Nasdaq’s information requests as they are issued. The T12 trading halt remains in effect as of the filing of this Form 10-Q.

Also in April 2020, we were contacted by the U.S. Attorney’s Office for the District of New Jersey, which is seeking information and documents from our officers and directors relating primarily to the April 13, 2020 press release concerning COVID-19 rapid test kits. We are fully cooperating with the U.S. Attorney’s Office in its investigation.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended March 31, 2020, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K, except as listed below.

On January 8, 2020, we issued 50,000 shares of our common stock to a former employee per the terms of a settlement agreement.

On January 17, 2020, we issued 5,264 shares of our common stock to a holder of our shares of Series A Convertible Preferred Stock upon the conversion of 2,000 of such shares of Series A Convertible Preferred Stock.

On February 5, 2020, we issued 13,158 shares of our common stock to a holder of our shares of Series A Convertible Preferred Stock upon the conversion of 5,000 of such shares of Series A Convertible Preferred Stock

On February 21, 2020, we issued 100,000 shares of our common stock to a holder of our shares of Series A Convertible Preferred Stock upon the conversion of 38,000 of such shares of Series A Convertible Preferred Stock.

On February 22, 2020, we issued an aggregate 39,474 shares of our common stock to two holders of our shares of Series A Convertible Preferred Stock upon the conversion of 15,000 of such shares of Series A Convertible Preferred Stock.

On February 26, 2020, we issued 19,737 shares of our common stock to a holder of our shares of Series A Convertible Preferred Stock upon the conversion of 7,500 of such shares of Series A Convertible Preferred Stock

The sales and the issuances of such shares of common stock described above were offered and sold in reliance upon exemptions from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

Item 5. Other Information

On April 29, 2020, we entered into a Supply Agreement with Feltwell Holding, SA, Group of Companies (“Supplier”) (“Supply Agreement”) pursuant to which we agreed to purchase an aggregate of 500,000 COVID-19 IGG/IGM Rapid Testing Units (“COVID-19 Test Kits”). The Supply Agreement requires us to pay 50% of the total of each order at the time of order placement, with the remaining 50% due upon completion of production (goods ready for shipment). To date, we have received approximately 46,500 COVID-19 Test Kits.

On June 30, 2020, the Supplier notified our company that it was terminating the Supply Agreement because we did not place the follow-on orders and make the related payments called for by the Supply Agreement. We did not place the follow-on orders because the Supplier did not comply with its delivery obligations under the Supply Agreement with respect to the initial order we placed.

Item 6. Exhibits.

EXHIBIT INDEX

Pursuant to the rules and regulations of the SEC, we have filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

Exhibit #	Exhibit Description
3.1	Certificate of Incorporation, as amended February 1, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s 10-K filed with the SEC on April 1, 2019)

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

10.2	Supply Agreement with ProMedical Equipment Pty Ltd. Dated April 10,2020 (terminated April 29, 2020) (incorporated by reference to Exhibit 10.2 of the Company’s 10-K filed with the SEC June 12, 2020)

10.3	Purchase Order with Rethink My Healthcare, Inc (terminated April 23, 2020) (incorporated by reference to Exhibit 10.3 to the Company’s 10-K filed with the SEC June 12, 2020).

10.4	Supply Agreement dated April 29, 2020 (name of supplier, unit price and total units redacted) (incorporated by reference to Exhibit 10.4 to the Company’s 10-K filed with the SEC June 12, 2020)(terminated June 30, 2020)

10.5	Service Agreement dated April 16, 2020 (identity of service provider redacted) (incorporated by reference to Exhibit 10.5 to the Company’s 10-K filed with the SEC June 12, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: July 1, 2020	By:	/s/ Marc S. Schessel
Marc S. Schessel
Chief Executive Officer
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: July 1, 2020	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
Interim Chief Financial Officer (Principal Financial Officer)