Form 10-Q
period 2020-06-30
SCWorx Corp.
filed 2020-08-14
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

(844) 472-9679

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

Number of shares of the registrant’s common stock outstanding at August 7, 2020: 9,490,582.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$334,500	$487,953
Accounts receivable - net of allowance of $311,266 and $344,412 as of June 30, 2020 and December 31, 2019, respectively	735,692	799,246
Inventory	558,119	-
Prepaid expenses and other assets	692,631	11,160
Total current assets	2,320,942	1,298,359

Fixed assets	85,683	105,199
Goodwill	8,366,467	8,366,467
Intangible assets	186,248	205,219
Other assets	-	17,561
Total assets	$10,959,340	$9,992,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,143,640	$2,010,556
Contract liabilities	1,827,262	1,056,637
Equity financing	515,000	-
Total current liabilities	4,485,902	3,067,193

Long-term liabilities:
Loan payable	293,972	-
Total long-term liabilities	293,972	-

Total liabilities	4,779,874	3,067,193

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 900,000 shares authorized; 94,872 and 578,567 shares issued and outstanding, respectively	95	579
Common stock, $0.001 par value; 45,000,000 shares authorized; 9,490,582 and 7,390,261 shares issued and outstanding, respectively	9,491	7,391
Additional paid-in capital	23,863,806	19,712,115
Accumulated deficit	(17,693,926)	(12,794,473)
Total stockholders’ equity	6,179,466	6,925,612

Total liabilities and stockholders’ equity	$10,959,340	$9,992,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$1,444,572	$1,364,912	$2,568,399	$2,613,016

Operating expenses:
Cost of revenues	950,334	1,293,738	1,783,534	2,264,947
General and administrative	3,358,267	2,372,385	4,798,545	9,000,324
Total operating expenses	4,308,601	3,666,123	6,582,079	11,265,271

Loss from operations	(2,864,029)	(2,301,211)	(4,013,680)	(8,652,255)

Other income (expenses):
Loss on settlement of accounts payable	(885,773)	-	(885,773)	-
Interest expense	-	-	-	(23,720)
Other income	-	-	-	465,055
Total other income (expense)	(885,773)	-	(885,773)	441,335

Net loss before income taxes	(3,749,802)	(2,301,211)	(4,899,453)	(8,210,920)

Provision for (benefit from) income taxes	-	195,000	-	-

Net loss	$(3,749,802)	$(2,496,211)	$(4,899,453)	$(8,210,920)

Net loss per share, basic and diluted	$(0.41)	$(0.38)	$(0.59)	$(1.48)

Weighted average common shares outstanding, basic and diluted	9,069,792	6,572,742	8,319,142	5,538,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Three months ended June 30, 2020	Shares	$	Shares	$	capital	deficit	Total

Balances, March 31, 2020	511,067	$511	7,634,561	$7,636	$20,079,538	$(13,944,124)	$6,143,561
							-
Conversion of Series A Convertible Preferred Stock into common stock	(416,195)	(416)	1,095,251	1,095	(679)	-	-
Settlement of Accounts Payable	-	-	284,567	285	1,757,905	-	1,758,190
Shares issued in cashless exercise of warrants	-	-	347,189	347	(347)	-	-
Shares issued in cashless exercise of options	-	-	57,534	57	(57)	-	-
Warrants exercised for cash	-	-	7,000	7	38,563	-	38,570
Shares issued to current and former employees and directors	-	-	64,480	64	1,988,883	-	1,988,947
Net Loss	-	-	-	-	-	(3,749,802)	(3,749,802)

Ending balance, June 30, 2020	94,872	$95	9,490,582	$9,491	$23,863,806	$(17,693,926)	$6,179,466

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Six months ended June 30, 2020	Shares	$	Shares	$	capital	deficit	Total

Balances, January 1, 2020	578,567	$579	7,390,261	$7,391	$19,712,115	$(12,794,473)	$6,925,612

Conversion of Series A Convertible Preferred Stock into common stock	(483,695)	(484)	1,272,884	1,273	(789)	-	-
Settlement of Accounts Payable			284,567	285	1,757,905	-	1,758,190
Shares issued in cashless exercise of warrants	-	-	347,189	347	(347)	-	-
Shares issued in cashless exercise of options	-	-	57,534	57	(57)	-	-
Warrants exercised for cash	-	-	7,000	7	38,563	-	38,570
Shares issued to current and former employees and directors	-	-	131,147	131	2,356,416	-	2,356,547
Net Loss	-	-	-	-	-	(4,899,453)	(4,899,453)

Ending balance, June 30, 2020	94,872	$95	9,490,582	$9,491	$23,863,806	$(17,693,926)	$6,179,466

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Three months ended June 30, 2019	Shares	$	Shares	$	capital	deficit	Total

Balances, March 31, 2019	816,638	$816	6,563,195	$6,563	$17,525,614	$(7,196,682)	$10,336,311
							-
Series A Convertible Preferred share issuance	2,500	3	-	-	24,997	-	25,000
Exercise of warrants	-	-	1,184	1	6,524	-	6,525
Settlement of disputed contractual claim	-	-	19,801	20	117,982	-	118,002
Stock-based compensation	-	-	-	-	220,540	-	220,540
Net loss	-	-	-	-	-	(2,496,211)	(2,496,211)

Ending balance, June 30, 2019	819,138	$819	6,584,180	$6,584	$17,895,657	$(9,692,893)	$8,210,167

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Six months ended June 30, 2019	Shares	$	Shares	$	capital	deficit	Total

Balances, January 1, 2019	-	$-	5,838,149	$5,838	$1,244,273	$(1,481,973)	$(231,862)

Surrender of common shares in settlement of due from stockholder balance	-	-	(574,991)	(575)	(1,608,258)	-	(1,608,833)
Series A Convertible Preferred share issuance (Alliance MMA)	619,138	619	-	-	5,980,326	-	5,980,945
Issuance of common stock	-	-	1,283,124	1,283	5,883,078	-	5,884,361
Series A Convertible Preferred share issuance	10,000	10	-	-	99,990	-	100,000
Conversion of notes payable - related party into Series A Convertible Preferred share issuance	190,000	190	-	-	1,899,810	-	1,900,000
Exercise of warrants	-	-	11,075	11	67,537	-	67,548
Settlement of disputed contractual claim	-	-	19,801	20	117,982	-	118,002
Issuance of warrants in settlement of lease dispute	-	-	-	-	66,275	-	66,275
Shares issued in cashless exercise of warrants	-	-	3,732	4	(4)	-	-
Stock-based compensation related to founder’s transfers of common shares to contractors	-	-	-	-	5,322,930	-	5,322,930
Stock-based compensation related to employee and contractor equity awards	-	-	3,290	3	527,440	-	527,443
Stock and warrant dividend	-	-	-	-	(1,705,722)	-	(1,705,722)
Net loss	-	-	-	-	-	(8,210,920)	(8,210,920)

Ending balance, June 30, 2019	819,138	$819	6,584,180	$6,584	$17,895,657	$(9,692,893)	$8,210,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(4,899,453)	$(8,210,920)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,516	1,804
Amortization of intangibles	18,971	15,810
Stock-based compensation	2,356,547	5,850,373
Loss on settlement of accounts payable	885,773	-
Gain (loss) on change in fair value of warrant assets	-	(55,000)
Gain (loss) on change in fair value of convertible notes receivable	-	(531,405)
Changes in operating assets and liabilities:
Accounts receivable	63,554	(640,541)
Inventory	(109,244)	-
Prepaid expenses	(655,346)	(14,746)
Other assets	17,561	-
Accounts payable and accrued liabilities	530,501	(452,579)
Contract liabilities	770,625	95,482
Net cash used in operating activities	(1,000,995)	(3,941,722)

Cash flows from investing activities:
Cash acquired in reverse acquisition	-	5,441,437
Advances to shareholder	-	(199,549)
Purchase of convertible notes receivable - Alliance MMA	-	(215,000)
Purchase of fixed assets	-	(114,807)
Net cash provided by investing activities	-	4,912,081

Cash flows from financing activities:
Proceeds from loans payable	293,972	-
Proceeds from equity financing	515,000	-
Proceeds from notes payable - related party	-	120,000
Proceeds from exercise of warrants	38,570	67,548
Proceeds from preferred stock placement	-	100,000
Net cash provided by financing activities	847,542	287,548

Net (decrease) increase in cash	(153,453)	1,257,907

Cash, beginning of period	487,953	76,459

Cash, end of period	$334,500	$1,334,366

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued to current and former employees	$2,356,547	$-
Cashless exercise of warrant	$347	$4
Cashless exercise of options	$57	$-
Settlement of accounts payable with issuance of common stock	$1,758,190	$-
Shareholder advances for purchase of inventory	$475,000	$-
Issuance of warrant in settlement of vendor liability	$-	$66,275
Surrender of common stock in settlement of due from shareholder balance	$-	$1,608,833
Stock and warrant dividend	$-	$1,705,722
Warrants issued to company	$-	$19,000
Conversion of notes payable-related party and interest into Series A Convertible Preferred Stock	$-	$1,900,000
Issuance of preferred and common stock in connection with acquisition of Alliance MMA, net of cash	$-	$6,424,054
Settlement of disputed contractual claim with issuance of common stock	$-	$118,002

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

On March 16, 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC to endeavor to source and provide critical, difficult-to-find items for the healthcare industry. Items have become difficult to source due to unexpected disruptions within the supply chain, such as the COVID-19 pandemic. These products the Company has sought to source include:

●	Test Kits — the Company has identified potential sources for Rapid Test Kits for COVID-19, but currently has no contracted supply of Rapid Test Kits.

●	PPE — Personal Protective Equipment (PPE) includes items such as masks, gloves, gowns, shields, etc.

The sale of PPE and rapid test kits for COVID-19 represents a new business for the Company and is subject to the myriad risks associated with any new venture. The Company has for example encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE including, 3M N95 masks, which are the preferred medical grade mask of US healthcare companies. Further, the Company has encountered shipping delays with regard to masks and other PPE, and significant quality related issues regarding N95 masks. In addition, regarding the Company’s sourcing of COVID-19 Rapid Test Kits, the Company has encountered significant shipping delays, as well as reduced quantities. In addition, the Company currently has no contracted supply of Rapid Test Kits. Consequently, there is no assurance as to whether the Company will be able to source a reliable supply of COVID-19 test kits. For the three and six months ended June 30, 2020, the Company did not complete the sale of any COVID-19 rapid test kits, and completed minimal sales of PPE. As of June 30, 2020, the Company had approximately 47,000 test kits and approximately 40,000 sampling kits in inventory. In addition, changes in FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests to be sold by the Company not saleable in the United States, which could have a material adverse effect on the Company. There can be no assurance that the Company will be able to generate any significant revenue from the sale of PPE products or rapid test kits. As of the date of this report, the Company has not generated any material revenue from the sale of PPE or rapid test kits.

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

The Company is endeavoring to mitigate these risks to revenue through the sale of personal protective equipment (“PPE”) and COVID-19 rapid test kits to the health care industry, including many of the Company’s hospital customers. The Company’s Chief Executive Officer and employees have experience in the healthcare industry and industry contacts, and a database of items designed to assist the healthcare industry in fulfilling its inventory demands.

On March 16, 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC to endeavor to source and provide critical, difficult-to-find items for the healthcare industry. Items have become difficult to source due to unexpected disruptions within the supply chain, such as the COVID-19 pandemic.

Note 2. Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

The Company’s primary need for liquidity is to fund the working capital needs of the business and general corporate purposes. The Company has historically incurred losses and has relied on borrowings and equity capital to fund the operations and growth of the business. The Company has suffered recurring losses from operations and incurred a net loss of $4,899,453 for the six months ended June 30, 2020. As of June 30, 2020, the Company had cash of $334,500, a working capital deficit of $2,164,960, and an accumulated deficit of $17,693,926. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the condensed consolidated financial statements issuance date.

On May 5, 2020, the Nasdaq Stock Market informed the Company that it had initiated a “T12 trading halt,” which means the halt will remain in place until the Company has fully satisfied Nasdaq’s request for additional information. This trading halt was lifted on August 10, 2020.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements include the accounts of SCWorx and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

These interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in its report on Form 10-K for the year ended December 31, 2019 filed with the SEC on June 12, 2020.

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2020, and the results of its operations and cash flows for the three and six months ended June 30, 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for future quarters or the full year.

Reclassifications

Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation. The reclassification had no impact on total financial position, net income, or stockholders’ equity.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. There were no amounts in excess of the FDIC insured limit as of June 30, 2020 and December 31, 2019.

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

For the quarter ended June 30, 2020, the Company had one customer representing 26% of aggregate revenues. For the quarter ended June 30, 2019, the Company had three customers representing 23%, 19% and 11% of aggregate revenues. At June 30, 2020, the Company had four customers representing 15%, 13%, 13% and 11% of aggregate accounts receivable. At June 30, 2019, the Company had four customers representing 18%, 16%, 13%, and 12% of aggregate accounts receivable.

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The Company’s allowance for doubtful accounts as of June 30, 2020 and December 31, 2019 was $311,266 and $344,412, respectively.

Inventory

The inventory balance at June 30, 2020 is related to the Company’s Direct-Worx, LLC subsidiary and consisted of approximately 47,000 testing kits and approximately 40,000 sampling kits. These items are carried on the unaudited condensed consolidated balance sheet at cost. A company affiliated with a shareholder advanced the cash to the supplier of the test kits and the amount due is recorded in accounts payable.

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

Depreciation expense for the three months ended June 30, 2020 and 2019 was $17,257 and $1,353, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $19,516 and $1,804, respectively.

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

3)	Maintenance: which includes ongoing data cleansing and normalization, content enrichment, and optimization,

4)	Professional Services: mainly related to specific customer projects to manage and/or analyze data and review for cost reduction opportunities, and

5)	PPE: which includes items such as masks, gloves, gowns, shields, etc.

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

The Company has one principal revenue stream, from the SaaS business, and believes it has presented all varying factors that affect the nature, timing and uncertainty of revenues and cash flows.

PPE sales

PPE revenues are recognized once the customer obtains physical possession of the product(s). Because the Company acts as an agent in arranging the relationship between the customer and the supplier, PPE revenues are presented net of related costs, including product procurement, warehouse and shipping fees, etc.

Remaining Performance Obligations

As of June 30, 2020 and December 31, 2019, the Company had $1,827,262 and $1,056,637, respectively, of remaining performance obligations recorded as contract liabilities. The Company expects to recognize a majority of sales relating to these existing performance obligations of $1,827,262 during the remainder of 2020.

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

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of June 30, 2020 and December 31, 2019.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $1,827,262 and $1,056,637 as of June 30, 2020 and December 31, 2019, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2020 and December 31, 2019, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impact that the tax changes in the CARES Act may have on its business but does not expect the impact to be material.

The income tax expense for the three months ended June 30, 2020 and 2019 was $0 and $195,000, respectively. The income tax expense for the six months ended June 30, 2020 and 2019 was $0.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. The Company also grants performance based restricted stock awards to employees and consultants. These awards will vest if certain employee\consultant-specific or company-designated performance targets are achieved. If minimum performance thresholds are achieved, each award will convert into a designated number of the Company’s common stock. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the requisite service period. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the statements of operations and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period. Refer to Note 8, Stockholders’ Equity, for additional detail.

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2020 and 2019, the Company had 1,060,576 and 1,450,563, respectively, of common stock equivalents outstanding.

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

In connection with the Class Action and derivative claims and investigations described in Note 7, Commitments and Contingencies, the Company obligated to indemnify its officers and directors for costs incurred in defending against these claims and investigations. Because the Company currently does not have the resources to pay for these costs, its directors and officers liability insurance carrier has agreed to indemnify these persons even though the $750,000 retention under such policy has not yet been met. Ultimately, the Company will be obligated to pay the amount of the retention to the extent of actual settlement and defense costs, which payments could have a material adverse effect on the Company.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to the allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, stock-based compensation, goodwill, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Actual results could differ materially from those estimates.

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

Note 4. Intangible Assets

Intangible assets as of June 30, 2020 and December 31, 2019 consisted of the following:

		June 30, 2020			December 31, 2019
Intangible assets	Useful life	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Ticketing software	5 years	$64,000	$(18,133)	$45,867	$64,000	$(11,733)	$52,267
Promoter relationships	7 years	176,000	(35,619)	140,381	176,000	(23,048)	152,952
Total intangible assets		$240,000	$(53,752)	$186,248	$240,000	$(34,781)	$205,219

Amortization expense for the three months ended June 30, 2020 and 2019, was $9,485 and $9,486, respectively. Amortization expense for the six months ended June 30, 2020 and 2019, was $18,971 and $15,810, respectively.

As of June 30, 2020, the estimated future amortization expense of amortizable intangible assets is as follows:

Year ending December 31,
2020 (remaining 6 months of 2020)	$18,972
2021	37,943
2022	37,943
2023	37,943
2024	26,209
Thereafter	27,238
Total	$186,248

Note 5. Loan Payable

Receipt of CARES funding

On May 5, 2020, the Company obtained a $293,972 unsecured loan payable through the Paycheck Protection Program (“PPP”), which was enacted as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”). The funds were received from Bank of America through a loan agreement pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act and used for payroll costs, rent, mortgage interest, and utility costs during the 24 week period after the date of loan disbursement is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. While the full loan amount may be forgiven, the amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels or less than 60% of the loan proceeds are used for payroll costs. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan. The Company expects the loan to be fully forgiven.

Note 6. Leases

Operating Leases

The Company’s principal executive office in New York City is under a month to month arrangement. The Company also had a lease in Greenwich, CT which was set to expire in March 2020 and is now month-to-month.

The Company has operating leases for corporate, business and technician offices. Leases with a probable term of 12 months or less, including month-to-month agreements, are not recorded on the condensed consolidated balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense for these leases on a straight-line bases over the lease term. The Company’s only two remaining leases are month-to-month. As a practical expedient, the Company elected, for all office and facility leases, not to separate non-lease components (common-area maintenance costs) from lease components (fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. The Company uses its incremental borrowing rate for purposes of discounting lease payments.

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

As of June 30, 2020, assets recorded under operating leases were $0. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the Company’s incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

For the three and six months ended June 30, 2020 and 2019, the components of lease expense were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost	$14,898	$5,000	$24,323	$11,000

Total lease cost	$14,898	$5,000	$24,323	$11,000

Other information related to leases was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$14,898	$11,250	$24,323	$22,500

Weighted average remaining lease term (months) – operating leases	-	9	-	9

Weighted average discount rate– operating leases	N/A	10%	N/A	10%

As of June 30, 2020, the Company has no additional operating leases, other than that noted above, and no financing leases.

Note 7. Commitments and Contingencies

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

In connection with these actions, the Company may be obligated to indemnify its CEO and its officers or directors who incur any liability or expense as a result of serving at the Company’s request in such capacity.

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

In April 2020, the Company received related inquiries from The Nasdaq Stock Market and the Financial Industry Regulatory Authority (FINRA). The Company has been fully cooperating with these agencies and providing information and documents, as requested. On May 5, 2020, the Nasdaq Stock Market informed the Company that it had initiated a “T12 trading halt,” which means the halt will remain in place until the Company has fully satisfied Nasdaq’s request for additional information. The Company continues to fully cooperate with Nasdaq and respond to Nasdaq’s information requests as they are issued. The T12 trading halt was lifted on August 10, 2020.

Also in April 2020, the Company was contacted by the U.S. Attorney’s Office for the District of New Jersey, which is seeking information and documents from the Company’s officers and directors relating primarily to the April 13, 2020 press release concerning COVID-19 rapid test kits. The Company is fully cooperating with the U.S. Attorney’s Office in its investigation.

Note 8. Stockholders’ Equity

Common Stock

Authorized Shares

The Company has 45,000,000 common shares authorized with a par value of $0.001 per share.

Issuance of Shares Pursuant to Conversion of Series A Preferred Stock

During January 2020, the Company issued 5,264 shares of common stock to a holder of its Series A Convertible Preferred Stock upon the conversion of 2,000 of such shares of Series A Convertible Preferred Stock.

During February 2020, the Company issued an aggregate of 172,369 shares of common stock to holders of its Series A Convertible Preferred Stock upon the conversion of an aggregate of 65,500 of such shares of Series A Convertible Preferred Stock.

During April 2020, the Company issued an aggregate of 1,043,935 shares of common stock to holders of its Series A Convertible Preferred Stock upon the conversion of an aggregate of 396,695 of such shares of Series A Convertible Preferred Stock.

During May 2020, the Company issued an aggregate of 51,316 shares of common stock to holders of its Series A Convertible Preferred Stock upon the conversion of an aggregate of 19,500 of such shares of Series A Convertible Preferred Stock.

Issuance of Shares to Current and Former Employees and Directors

On January 8, 2020, the Company issued 50,000 shares of common stock to a former employee per the terms of a settlement agreement.

On March 12, 2020, the Company issued 16,667 shares of common stock to an employee pursuant to a vesting schedule.

On April 15, 2020, the Company issued 3,913 shares of common stock to an employee pursuant to a vesting schedule.

On April 16, 2020, the Company issued 5,264 shares of common stock to a director pursuant to a vesting schedule.

On April 21, 2020, the Company issued 30,303 shares of common stock to a former employee pursuant to a vesting schedule.

On June 24, 2020, the Company issued 25,000 shares of common stock to an employee pursuant to a vesting schedule.

Issuance of Shares Pursuant to Exercises of Common Stock Warrants

On April 14, 2020, a holder of common stock warrants exercised 7,000 warrants for a cash payment of $38,570.

Issuance of Shares Pursuant to Cashless Exercises of Common Stock Warrants

During April 2020, holders of common stock warrants exercised an aggregate of 520,925 warrants using a cashless exercise into 321,155 shares of common stock.

During May 2020, holders of common stock warrants exercised an aggregate of 56,982 warrants using a cashless exercise into 26,034 shares of common stock.

Issuance of Shares Pursuant to Cashless Exercises of Stock Options

During April 2020, holders of common stock options exercised an aggregate of 105,028 options using a cashless exercise into 57,534 shares of common stock.

Issuance of Shares Pursuant to Settlement of Accounts Payable

On April 16, 2020, the Company issued 100,000 shares of common stock in full settlement of $640,517 of accounts payable. The shares had a fair value of $6.95 per shares.

On May 12, 2020, the Company issued 104,567 shares of common stock in full settlement of $93,150 of accounts payable. The shares had a fair value of $5.76 per shares.

On June 24, 2020, the Company issued 80,000 shares of common stock and warrants to purchase 100,000 shares of common stock, of which 50,000 shall be exercisable at $3.80 per share and the remaining 50,000 shall be exercisable at $5.80 per share, in each case for a term of 5 years, in connection with the termination of a consulting arrangement and in full settlement of any and all claims again the Company. The Company had previously accrued $195,000 in connection with this consulting arrangement. The stock had a fair value of $5.76 per share.

Equity Financing

During May 2020, the Company received $515,000 of a committed $565,000 from the sale of 135,527 shares of common stock (at a price of $3.80 per share) and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share. As of June 30, 2020, the full amount has not been received and the shares have not been issued. The $515,000 received through June 30, 2020 is included in equity financing within current liabilities on the unaudited condensed consolidated balance sheet.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the six months ended June 30, 2020 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units	Weighted- average exercise price per share
Balance at December 31, 2019	1,311,916	$8.80	338,595	$3.94	630,303	$-
Granted	100,000	4.80	-	-	2,300,845	-
Exercised	(584,907)	5.70	(105,028)	4.28	(41,667)	-
Cancelled/Forfeited	-	-	-	-	(475,000)	-
Balance at June 30, 2020	827,009	$10.51	233,567	$7.16	2,414,481	$-
Exercisable at June 30, 2020	827,009	$10.51	233,567	$7.16	189,500	$-

As of June 30, 2020 and December 31, 2019, the total unrecognized expense for unvested stock options and restricted stock awards, net of actual forfeitures, was $3,885,115 and $3,236,292, respectively, to be recognized over a one to three year period for restricted stock awards and one year for option grants from the date of grant.

Stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock-based compensation expense	$1,988,883	$220,540	$2,356,547	$5,850,373

Stock-based compensation expense categorized by the equity components for the three and six months ended June 30, 2020 and 2019 was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Common stock	$1,988,883	$147,012	$2,356,416	$404,896
Stock option awards	-	73,528	-	122,547
Transfer of common stock by founders to contractors	-	-	-	5,322,930
Total	$1,988,883	$220,540	$2,356,416	$5,850,373

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock options	233,567	188,595	233,567	188,595
Warrants	827,009	1,261,968	827,009	1,261,968
Total common stock equivalents	1,060,576	1,450,563	1,060,576	1,450,563

Note 10. Related Party Transactions

Included in accounts payable are amounts due to officers of the Company in the amount of $170,505.

Note 11. Subsequent Events

Complaint Filed Against the Company

On July 9, 2020, James Schweikert, the former COO of the Company, filed a complaint against the Company alleging breach of his employment agreement with the Company. Mr. Schweikert is seeking enforcement of the severance provisions of his employment agreement, stock awards and other unspecified compensatory damages. The Company is currently in discussions to settle this matter.

Issuance of Restricted Stock Units

On August 6, 2020, the Company issued 140,000 RSUs in satisfaction of approximately $90,000 in accounts payable. If the Company pays all or a portion of this payable prior to September 5, 2020, a pro rata portion of the RSUs would be returned to the Company.

On August 10, 2020, Timothy A. Hannibal accepted the appointment of President and COO of the Company. In connection with his appointment, the Company issued Mr. Hannibal 200,000 RSUs, of which 100,000 vest in ninety days, and the remaining 100,000 vest in six equal quarterly installments, commencing February 7, 2021 and every 90 days thereafter, until fully vested. 99,226 RSUs were issued to Mr. Hannibal in satisfaction of $153,800 of indebtedness for services, and are fully vested. 307,581 RSUs were issued to him compensation for services and vest in three equal semi-annual installments commencing October 7, 2020.

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

Our principal executive offices are located at 590 Madison Avenue, 21st Floor, New York, New York, 10022. Our telephone number is (844) 472-9679. The Company also had a lease in Greenwich, CT which was set to expire in March 2020 and is now month-to-month.

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

We currently host our solutions, serve our customers, and support our operations in the United States through an agreement with a third party hosting and infrastructure provider, RackSpace. We incorporate standard IT security measures, including but not limited to; firewalls, disaster recovery, backup, etc. Our operations are dependent upon the integrity, security and consistent operation of various information technology systems and data centers that process transactions, communication systems and various other software applications used throughout our operations. Disruptions in these systems could have an adverse impact on our operations. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or to losses due to disruption in our business operations.

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

We are endeavoring to mitigate these risks through the sale of personal protective equipment (“PPE”) and COVID-19 rapid test kits to the health care industry, including many of our hospital customers. Our Chief Executive Officer and employees have experience in the healthcare industry and industry contacts, and a database of items designed to assist the healthcare industry in fulfilling its inventory demands.

On March 16, 2020, in response to the COVID-19 pandemic, we established a wholly-owned subsidiary, Direct-Worx, LLC to endeavor to source and provide critical, difficult-to-find items for the healthcare industry. Items have become difficult to source due to unexpected disruptions within the supply chain, such as the COVID-19 pandemic. The products we have sought to source include:

●	Test Kits — hawse have identified potential sources for Rapid Test Kits for COVID-19, but currently have no contracted supply of Rapid Test Kits.

●	PPE — Personal Protective Equipment (PPE) includes items such as masks, gloves, gowns, shields, etc.

The sale of PPE and rapid test kits for COVID-19 represent a new business for our company and is subject to the myriad risks associated with any new venture. We have for example encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE including, 3M N95 masks, which are the preferred medical grade mask of US healthcare companies. Further, we have encountered shipping delays with regard to masks and other PPE, and significant quality related issues regarding N95 masks. In addition, regarding our sourcing of COVID-19 Rapid Test Kits, we have encountered significant shipping delays, as well as reduced quantities. In addition, we currently have no contracted supply of Rapid Test Kits. Consequently, there is no assurance as to whether we will be able to source a reliable supply of COVID-19 Test Kits. We have yet to complete the sale of any COVID-19 rapid test kits. As of June 30, 2020, we had approximately 47,000 test kits and approximately 40,000 sampling kits in inventory. In addition, changes in FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests to be sold by our company not saleable in the United States, which could have a material adverse effect on our company. There can be no assurance that we will be able to generate any significant revenue from the sale of PPE products or rapid test kits.

We have yet to complete the sale of any COVID-19 rapid test kits. Through the date of filing we have not generated any material revenue from the sale of PPE or rapid test kits.

Results of Operations - three months ended June 30, 2020 and 2019

Our operating results for the three month periods ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended
	June 30, 2020	June 30, 2019	Difference

Revenue	$1,444,572	$1,364,912	$79,660
Cost of revenues	950,334	1,293,738	(343,404)
General and administrative	3,358,267	2,372,385	985,882
Other income	(885,773)	-	(885,773)
Benefit from income taxes	-	195,000	(195,000)
Net loss	(3,749,802)	(2,496,211)	(1,253,591)

Revenues

Revenue for the three months ended June 30, 2020 was $1,444,572, compared to revenue for the three months ended June 30, 2019 of $1,364,912. The increase in revenue is primarily related to the addition of new multi-year customer contracts and monthly revenue from customers which were brought on in 2019 subsequent to the end of the second quarter. Given the disruption caused to our hospital customers by the COVID-19 pandemic, our second quarter was adversely impacted, and we expect the impact to continue into at least the third quarter of this year, if not longer. Customer retention includes monthly and annual recurring revenue that should not be significantly impacted by the pandemic.

Operating Expenses

Cost of revenues

Cost of revenues were $950,334 for the three months ended June 30, 2020 compared to $1,293,738 for the same period in 2019. The decrease was primarily the result of fees related to new product development and programming incurred in the three months ended June 30, 2019 which was not present during the three months ended June 30, 2020. This decrease was partially offset by an increase to our workforce. We do not expect to incur significant product development costs for the remainder of this year.

General and administrative

General and administrative expenses increased $985,882 to $3,358,267 for the three months ended June 30, 2020, as compared to $2,372,385 in the same period of 2019. Stock-based compensation increased $1,768,407 from the second quarter of 2019 due to additional RSUs issued during April 2020. Legal fees increased $128,397 compared to the prior period, due to a number of complaints filed against our company during the three months ended June 30, 2020. These increases were partially offset by a $524,603 decrease in accounting and auditing fees due to purchase accounting completed during the second quarter of 2020, a $146,309 decrease in travel expenses due to COVID-19, and a $110,502 decrease in SEC and proxy expenses due to Nasdaq listing fees incurred during 2019. We expect legal fee expenses to remain high due to the ongoing litigation along with stock compensation expense. We are putting plans in place to attempt to reduce other general and administrative expenses.

Other Expenses

We had other expense of $885,773 in the six months ended June 30, 2020 compared to $0 in the same period in 2019. Other expense in the first half of 2020 related to a loss on settlement of accounts payable of $885,773 due to the fair value of the shares issued in settlement being greater than the value of the accounts payable.

Net Loss

For the three months ended June 30, 2020, we incurred a net loss of $3,749,802 compared to a net loss of $2,496,211 for the same period in 2019.

Results of Operations - six months ended June 30, 2020 and 2019

Our operating results for the six month periods ended June 30, 2020 and 2019 are summarized as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019	Difference

Revenue	$2,568,399	$2,613,016	$(44,617)
Cost of revenues	1,783,534	2,264,947	(481,413)
General and administrative	4,798,545	9,000,324	(4,201,779)
Other income	(885,773)	441,335	(1,327,108)
Benefit from income taxes	-	-	-
Net loss	(4,899,453)	(8,210,920)	3,311,467

Revenues

Revenue for the six months ended June 30, 2020 was $2,568,399, compared to revenue for the six months ended June 30, 2019 of $2,613,016. The slight decrease in revenue was partially due to one-time sales during the three months ended June 30, 2019 that were not present during the six months ended June 30, 2020. Given the disruption caused to our hospital customers by the COVID-19 pandemic, the first half of our year has been adversely impacted, and we expect the impact to continue into at least the third quarter of this year, if not longer. Customer retention includes monthly and annual recurring revenue that should not be significantly impacted by the pandemic.

Operating Expenses

Cost of revenues

Cost of revenues were $1,783,534 for the six months ended June 30, 2020 compared to $2,264,947 for the same period in 2019. The decrease was primarily the result of fees related to new product development and programming incurred in the six months ended June 30, 2019 which was not present during the six months ended June 30, 2020. This decrease was partially offset by an increase to our workforce. We do not expect to incur significant development costs for the remainder of this year.

General and administrative

General and administrative expenses decreased $4,201,779 to $4,798,545 for the six months ended June 30, 2020, as compared to $9,000,324 in the same period of 2019. Stock-based compensation decreased $3,493,825 from the second quarter of 2019 due to shares that were transferred during the first quarter of 2019 to non-employee consultants by our CEO and a former significant shareholder. This decrease was partially offset by stock-based compensation of $1,988,883 during April 2020 related to the issuance of additional RSUs. Accounting and auditing fees decreased $589,503 due to purchase accounting completed during the six months ended June 30, 2019. SEC and proxy expenses decreased $239,934 due to Nasdaq listing fees incurred during the first half of 2019. Travel expenses decreased $134,770 due to COVID-19. These decreases were partially offset by a $260,781 increase in payroll and taxes due to additional people hired during 2019 and 2020 and health insurance fees for contract labor, a $189,030 increase in commissions due to a new relationship with a group purchasing organization, and a $187,642 increase in legal fees due to complaints filed against our company during the first half of 2020. We expect legal fee expenses to remain high due to the ongoing litigation along with stock compensation expense. We are putting plans in place to attempt to reduce other general and administrative expenses.

Other income (expense)

We had other expense of $885,773 in the six months ended June 30, 2020, compared to other income of $441,335 in the same period of 2019. Other expense in the first half of 2020 related to a loss on settlement of accounts payable of $885,773 due to the fair value of the shares issued in settlement being greater than the value of the accounts payable. In the prior period, there was a gain on the fair value of convertible note receivable of $410,055 and a gain on the fair value of warrant asset of $55,000. Additionally, interest expense was $23,720 during the six months ended June 30, 2019.

Net Loss

For the six months ended June 30, 2020, we incurred a net loss of $4,899,453 compared to a net loss of $8,210,920 for the same period in 2019.

Liquidity and Capital Resources

Going Concern

As of June 30, 2020, we had a working capital deficit of $2,164,960 and accumulated deficit of $17,693,926. During the six months ended June 30, 2020, we had a net loss of $4,899,453 and used $1,000,995 of cash in operations. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

As of the date of this report, we have only limited cash on hand, and we are experiencing negative cash flows from operations. Consequently, we need to raise additional capital in the near term to fund our operations and the implementation of our business plan.

On May 5, 2020, the Nasdaq Stock Market informed the Company that it had initiated a “T12 trading halt,” which means the halt will remain in place until the Company has fully satisfied Nasdaq’s request for additional information. This trading halt was lifted on August 10, 2020.

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

As of June 30, 2020, we had a working capital deficit of $2,164,960, compared to a deficit of $1,768,834 as of December 31, 2019. The $396,126 increase in our working capital deficit was due primarily to an increase in contract liabilities of $770,625 and funds received for equity financing of $515,000 (included within current liabilities). These increases were partially offset by an increase in prepaid expenses and other assets of $681,471, and an increase in inventory of $558,119.

Based on our current business plan, we anticipate that our operating activities will use approximately $260,000 in cash per month over the next twelve months, or approximately $3,120,000. Currently we have limited cash on hand, and consequently, we are unable to fully implement our current business plan. Accordingly, we have an immediate need for additional capital to fund our operating activities.

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

Cash Flows

	Six months ended June 30,
	2020	2019

Net cash used in operating activities	$(1,000,995)	$(3,941,722)
Net cash provided by investing activities	-	4,912,081
Net cash provided by financing activities	847,542	287,548
Change in cash	$(153,453)	$1,257,907

Operating Activities

Cash used in operating activities was $1,000,995 for the six months ended June 30, 2020, mainly related to the net loss of $4,899,453 and an increase of $655,346 in prepaid expenses related to deposits for PPE. This was partially offset by stock-based compensation of $2,356,547, the loss on settlement of accounts payable of $885,773, an increase in contract liabilities of $770,625 related to customer repayments on long-term SaaS agreements, and net changes in accounts payable and accrued liabilities of $530,501.

Cash used in operating activities was $3,941,722 for the six months ended June 30, 2019, mainly related to the net loss of $8,210,920, an increase of $640,541 in accounts receivable mainly related to data consulting completed and invoiced in June 2019, an increase in prepaid assets of $14,746 due to prepayments on insurance and our lease right to use asset, a decrease in accounts payable and accrued liabilities of $452,579 related to payments made on payable balances related to the Acquisition and operating expenses of SCWorx offset by a $95,482 increase in customer contract liabilities related to customer prepayments on long-term SaaS agreements, non-cash stock-based compensation of $5,850,373 related to the transfer of shares of common stock from our founder/CEO and a former significant shareholder to non-employee contractors and equity awards to our management team and board of directors, and $586,405 of non-cash gains on warrants and convertible note assets with Alliance.

Investing Activities

We had no investing activities for the six months ended June 30, 2020.

Cash provided by investing activities was $4,912,081 for the six months ended June 30, 2019, related to $5,441,437 cash acquired as part of the Acquisition, offset by $199,549 in advances to a stockholder and founder in January 2019, advances on convertible notes receivable from Alliance of $215,000, and capital asset acquisitions totaling $114,807.

Financing Activities

Cash provided by financing activities was $847,542 for the six months ended June 30, 2020. This consisted of $515,000 proceeds from equity financing, $293,872 of proceeds from a loan payable, and $38,570 of proceeds from the exercise of warrants.

Cash provided by financing activities was $287,548 for the six months ended June 30, 2019. This consisted of proceeds from our notes payable with a significant Stockholder and former officer of $120,000, sale of Series A Convertible Preferred Stock totaling $100,000, and cash from the exercise of common stock warrants of $67,548.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2020, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer has concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of June 30, 2020, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All three lawsuits allege that our company and our CEO mislead investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. These class action lawsuits are still pending and the court is currently in the process of designating the lead plaintiff. Once the lead plaintiff is designated, we expect the court to order such plaintiff to file an amended and consolidated complaint, which will consolidate the actions. We intend to vigorously defend against these proceedings.

On June 15, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Marc S. Schessel, Charles K. Miller, Steven Wallitt (all of whom are current directors), and Robert Christie (a former director) (“Director Defendants”). The action is captioned Javier Lozano, derivatively on behalf of SCWorx Corp., Plaintiff, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to us, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages to us, improvements in our disclosure and internal controls, and legal fees. The Director Defendants intend to vigorously defend against these proceedings. This derivative action is also still pending, and the plaintiff in such action has agreed to voluntarily stay the case until a ruling on a motion to dismiss, which we intend to file in the securities class action case.

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

In April 2020, we received related inquiries from The Nasdaq Stock Market and the Financial Industry Regulatory Authority (FINRA). We have been fully cooperating with these agencies and providing information and documents, as requested. On May 5, 2020, the Nasdaq Stock Market informed us that it had initiated a “T12 trading halt,” which means the halt will remain in place until we have fully satisfied Nasdaq’s request for additional information. We continue to fully cooperate with Nasdaq and respond to Nasdaq’s information requests as they are issued. The T12 trading halt was lifted on August 10, 2020.

Also in April 2020, we were contacted by the U.S. Attorney’s Office for the District of New Jersey, which is seeking information and documents from our officers and directors relating primarily to the April 13, 2020 press release concerning COVID-19 rapid test kits. We are fully cooperating with the U.S. Attorney’s Office in its investigation.

On July 9, 2020, James Schweikert, the former COO of our company, filed a complaint against us in Ohio state court alleging breach of his employment agreement with our company. The case is captioned James Schweikert Vs. SCWorx Corp. Mr. Schweikert is seeking enforcement of the severance provisions of his employment agreement, stock awards and other unspecified compensatory damages. We are currently in discussions to settle this matter.

At this time, we are unable to predict the duration, scope, or possible outcome of these investigations and lawsuits.

Item 1A. Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended June 30, 2020, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K, except as listed below.

On April 14, 2020, we issued 7,000 shares of our common stock to the holder of common stock warrants upon the exercise of 7,000 warrants for a cash payment of $38,570.

During April 2020, we issued an aggregate of 1,043,935 shares of our common stock to holders of our Series A Convertible Preferred Stock upon the conversion of an aggregate of 396,695 of such shares of Series A Convertible Preferred Stock.

During April 2020, we issued 321,155 shares of our common stock to holders of common stock warrants upon the cashless exercise of an aggregate of 520,925 warrants.

During May 2020, we issued an aggregate of 51,316 shares of our common stock to holders of our Series A Convertible Preferred Stock upon the conversion of an aggregate of 19,500 of such shares of Series A Convertible Preferred Stock.

During May 2020, we received $515,000 of a committed $565,000 from the sale of 135,527 shares of common stock (at a price of $3.80 per share) and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share.

During May 2020, we issued 26,034 shares of our common stock to holders of common stock warrants upon the cashless exercise of an aggregate of 56,982 warrants.

On June 24, 2020, we issued 80,000 shares of our common stock in full settlement of $195,000 of accounts payable.

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

Exhibit #	Exhibit Description
3.1	Certificate of Incorporation, as amended February 1, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s 10-K filed with the SEC on April 1, 2019)

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

10.2	Supply Agreement with ProMedical Equipment Pty Ltd. Dated April 10,2020 (terminated April 29, 2020) (incorporated by reference to Exhibit 10.2 of the Company’s 10-K filed with the SEC June 12, 2020)

10.3	Purchase Order with Rethink My Healthcare, Inc (terminated April 23, 2020) (incorporated by reference to Exhibit 10.3 to the Company’s 10-K filed with the SEC June 12, 2020).

10.4	Supply Agreement dated April 29, 2020 (name of supplier, unit price and total units redacted) (incorporated by reference to Exhibit 10.4 to the Company’s 10-K filed with the SEC June 12, 2020)) (terminated June 30, 2020).

10.5	Service Agreement dated April 16, 2020 (identity of service provider redacted) (incorporated by reference to Exhibit 10.5 to the Company’s 10-K filed with the SEC June 12, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: August 14, 2020	By:	/s/ Marc S. Schessel
Marc S. Schessel
Chief Executive Officer
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: August 14, 2020	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
Interim Chief Financial Officer (Principal Financial Officer)