Form 10-Q
period 2020-09-30
SCWorx Corp.
filed 2020-11-16
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Number of shares of the registrant’s common stock outstanding at November 13, 2020: 9,861,731

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$189,855	$487,953
Accounts receivable - net of allowance of $309,979 and $344,412 as of September 30, 2020 and December 31, 2019, respectively	416,639	799,246
Inventory	991,309	-
Prepaid expenses and other assets	255,831	11,160
Total current assets	1,853,634	1,298,359

Property and equipment, net	77,153	105,199
Goodwill	8,366,467	8,366,467
Intangible assets, net	176,762	205,219
Other assets	-	17,561
Total assets	$10,474,016	$9,992,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,113,342	$2,010,556
Contract liabilities	1,641,720	1,056,637
Equity financing	515,000	-
Total current liabilities	5,270,062	3,067,193

Long-term liabilities:
Loan payable	293,972	-
Total long-term liabilities	293,972	-

Total liabilities	5,564,034	3,067,193

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 89,872 and 578,567 shares issued and outstanding, respectively	90	579
Common stock, $0.001 par value; 45,000,000 shares authorized; 9,845,600 and 7,390,261 shares issued and outstanding, respectively	9,846	7,391
Additional paid-in capital	26,679,488	19,712,115
Accumulated deficit	(21,779,442)	(12,794,473)
Total stockholders’ equity	4,909,982	6,925,612

Total liabilities and stockholders’ equity	$10,474,016	$9,992,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$1,171,399	$1,681,928	$3,739,798	$4,294,944

Operating expenses:
Cost of revenues	956,203	1,088,782	2,739,737	3,353,729
General and administrative	3,573,946	1,384,435	8,372,491	10,384,759
Total operating expenses	4,530,149	2,473,217	11,112,228	13,738,488

Loss from operations	(3,358,750)	(791,289)	(7,372,430)	(9,443,544)

Other income (expenses):
Interest expense	-	-	-	(23,720)
Loss on settlement of accounts payable	(726,766)	-	(1,612,539)	-
Other income	-	151,646	-	616,701
Total other income (expense)	(726,766)	151,646	(1,612,539)	592,981

Net loss before income taxes	(4,085,516)	(639,643)	(8,984,969)	(8,850,563)

Provision for (benefit from) income taxes	-	747	-	747

Net loss	$(4,085,516)	$(640,390)	$(8,984,969)	$(8,851,310)

Net loss per share, basic and diluted	$(0.42)	$(0.10)	$(1.03)	$(1.49)

Weighted average common shares outstanding, basic and diluted	9,616,717	6,716,060	8,754,824	5,935,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Three months ended September 30, 2020	Shares	$	Shares	$	capital	deficit	Total

Balances, June 30, 2020	94,872	$95	9,490,582	$9,491	$23,863,806	$(17,693,926)	$6,179,466

Conversion of Series A Convertible Preferred Stock into common stock	(5,000)	(5)	13,158	13	(8)	-	-
Settlement of Accounts Payable	-	-	157,000	157	847,043	-	847,200
Shares issued in cashless exercise of warrants	-	-	68,715	69	(69)	-	-
Shares issued in cashless exercise of options	-	-	28,890	29	(29)	-	-
Shares issued to current and former employees and directors	-	-	87,255	87	142,138	-	142,225
Stock based compensation	-	-	-	-	1,826,607	-	1,826,607
Net Loss	-	-	-	-	-	(4,085,516)	(4,085,516)

Ending balance, September, 2020	89,872	$90	9,845,600	$9,846	$26,679,488	$(21,779,442)	$4,909,982

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Nine months ended September 30, 2020	Shares	$	Shares	$	capital	deficit	Total

Balances, December 31, 2019	578,567	$579	7,390,261	$7,391	$19,712,115	$(12,794,473)	$6,925,612

Conversion of Series A Convertible Preferred Stock into common stock	(488,695)	(489)	1,286,042	1,286	(797)	-	-
Settlement of Accounts Payable			441,567	442	2,604,948	-	2,605,390
Shares issued in cashless exercise of warrants	-	-	415,904	416	(416)	-	-
Shares issued in cashless exercise of options	-	-	86,424	86	(86)	-	-
Warrants exercised for cash	-	-	7,000	7	38,563	-	38,570
Shares issued to current and former employees and directors	-	-	218,402	218	142,007	-	142,225
Stock based compensation	-	-	-	-	4,183,154		4,183,154
Net Loss	-	-	-	-	-	(8,984,969)	(8,984,969)

Ending balance, September 30, 2020	89,872	$90	9,845,600	$9,846	$26,679,488	$(21,779,442)	$4,909,982

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Three months ended September 30, 2019	Shares	$	Shares	$	capital	deficit	Total

Balances, June 30, 2019	819,138	$819	6,584,180	$6,584	$17,895,657	$(9,692,893)	$8,210,167
							-
Conversion of Series A Convertible Preferred Stock into common stock	(158,571)	(158)	417,292	417	(259)	-	-
Issuance of common stock in settlement of Series A Convertible Preferred Stock contractual fee	-	-	73,156	73	245,668	-	245,741
Settlement of disputed contractual claim	-	-	24,843	25	74,975	-	75,000
Stock-based compensation	-	-	-	-	433,438	-	433,438
Net loss	-	-	-	-	-	(640,390)	(640,390)

Ending balance, September 30, 2019	660,567	$661	7,099,471	$7,099	$18,649,479	$(10,333,283)	$8,323,956

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Nine months ended September 30, 2019	Shares	$	Shares	$	capital	deficit	Total

Balances, December 31, 2018	-	$-	5,838,149	$5,838	$1,244,273	$(1,481,973)	$(231,862)

Surrender of common shares in settlement of due from stockholder balance	-	-	(574,991)	(575)	(1,608,258)	-	(1,608,833)
Series A Convertible Preferred share issuance (Alliance MMA)	619,138	619	-	-	5,980,326	-	5,980,945
Issuance of common stock in settlement of Series A Convertible Preferred Stock contractual fee	-	-	73,156	73	245,668	-	245,741
Conversion of Series A Convertible Preferred Stock into common stock	(158,571)	(158)	417,292	417	(259)		-
Issuance of common stock	-	-	1,283,124	1,283	5,883,078	-	5,884,361
Series A Convertible Preferred share issuance	10,000	10	-	-	99,990	-	100,000
Conversion of notes payable - related party into Series A Convertible Preferred share issuance	190,000	190	-	-	1,899,810	-	1,900,000
Exercise of warrants	-	-	11,075	11	67,537	-	67,548
Settlement of disputed contractual claim	-	-	44,644	45	192,957	-	193,002
Issuance of warrants in settlement of lease dispute	-	-	-	-	66,275	-	66,275
Shares issued in cashless exercise of warrants	-	-	3,732	4	(4)	-	-
Stock-based compensation related to founder’s transfers of common shares to contractors	-	-	-	-	5,322,930	-	5,322,930
Stock-based compensation related to employee and contractor equity awards	-	-	3,290	3	960,878	-	960,881
Stock and warrant dividend	-	-	-	-	(1,705,722)	-	(1,705,722)
Net loss	-	-	-	-	-	(8,851,310)	(8,851,310)

Ending balance, September 30, 2019	660,567	$661	7,099,471	$7,099	$18,649,479	$(10,333,283)	$8,323,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(8,984,969)	$(8,851,310)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,275	4,194
Amortization of intangibles	28,457	25,295
Stock-based compensation	4,183,154	6,283,811
Loss on settlement of accounts payable	1,612,539	-
Bad debt expense	189,987	-
Gain (loss) on change in fair value of warrant assets	-	(55,000)
Common stock issued in settlement of litigation	-	75,000
Gain on exchange of debt for common stock	-	(151,646)
Issuance of common stock in settlement of Series A Convertible Preferred Stock contractual fee	-	245,741
Gain (loss) on change in fair value of convertible notes receivable	-	(531,405)
Changes in operating assets and liabilities:
Accounts receivable	192,620	(646,393)
Inventory	(991,309)	-
Prepaid expenses and other assets	(244,671)	35,514
Other assets	17,561	-
Accounts payable and accrued liabilities	2,237,862	(619,954)
Contract liabilities	585,083	(61,316)
Net cash used in operating activities	(1,144,411)	(4,247,469)

Cash flows from investing activities:
Cash acquired in reverse acquisition	-	5,441,437
Advances to shareholder	-	(199,549)
Purchase of convertible notes receivable - Alliance MMA	-	(215,000)
Purchase of fixed assets	(1,229)	(114,806)
Net cash provided by investing activities	(1,229)	4,912,082

Cash flows from financing activities:
Proceeds from equity financing	515,000	-
Proceeds from notes payable	293,972	-
Proceeds from notes payable - related party	-	120,000
Proceeds from exercise of warrants	38,570	67,548
Proceeds from preferred stock placement	-	100,000
Net cash provided by financing activities	847,542	287,548

Net (decrease) increase in cash	(298,098)	952,161

Cash, beginning of period	487,953	76,459

Cash, end of period	$189,855	$1,028,620

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Cashless exercise of warrant	$416	$4
Cashless exercise of options	$86	$-
Settlement of accounts payable with issuance of common stock	$2,747,615	$-
Shareholder advances for purchase of inventory	$475,000	-
Issuance of warrant in settlement of vendor liability	$-	$66,275
Conversion of Series A Convertible Preferred Stock into common shares	-	$1,585,710
Common stock issued in settlement of litigation	-	$75,000
Surrender of common stock in settlement of due from shareholder balance	$-	$1,608,833
Stock and warrant dividend	$-	$1,705,722
Warrants issued to company	$-	$19,000
Conversion of notes payable-related party and interest into Series A Convertible Preferred Stock	$-	$1,900,000
Issuance of preferred and common stock in connection with acquisition of Alliance MMA, net of cash	$-	$6,423,864
Settlement of disputed contractual claim with issuance of common stock	$-	$118,002

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

From an accounting perspective, Alliance MMA was acquired by SCWorx FL Corp in a reverse merger and as a result, the Company has completed purchase accounting for the transaction.

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

On March 16, 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC to endeavor to source and provide critical, difficult-to-find items for the healthcare industry. Items have become difficult to source due to unexpected disruptions within the supply chain, such as the COVID-19 pandemic. These products the Company has sought to source include:

●	Test Kits — the Company currently has no contracted supply of Rapid Test Kits.

●

PPE — Personal Protective Equipment (PPE) includes items such as masks, gloves, gowns, shields, etc. Currently the Company has no contracted supply of PPE.

Regarding PPE and Test Kits, the Company’s Board of Directors has recently determined to limit the Company’s role to acting as an intermediary between buyers and sellers with commission based compensation.

The sale of PPE and rapid test kits for COVID-19 represents a new business for the Company and is subject to the myriad risks associated with any new venture. The Company has for example encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE including, 3M N95 masks, which are the preferred medical grade mask of US healthcare companies. Further, the Company has encountered shipping delays with regard to masks and other PPE, and significant quality related issues regarding N95 masks. In addition, regarding the Company’s sourcing of COVID-19 Rapid Test Kits, the Company has encountered significant shipping delays, as well as reduced quantities. In addition, the Company currently has no contracted supply of Rapid Test Kits. Consequently, there is no assurance as to whether the Company will be able to source a reliable supply of COVID-19 test kits. For the three and nine months ended September 30, 2020, the Company has completed only minimal sales of COVID-19 rapid test kits and PPE. As of September 30, 2020, the Company had approximately 45,000 testing kits, approximately 40,000 sampling kits, and approximately 87,000 gowns in inventory. In addition, changes in FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests to be sold by the Company not saleable in the United States, which could have a material adverse effect on the Company. There can be no assurance that the Company will be able to generate any significant revenue from the sale of PPE products or rapid test kits. As of the date of this report, the Company has not generated any material revenue from the sale of PPE or rapid test kits.

Impact of the COVID-19 Pandemic

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world. The New York and New Jersey area, where the Company is headquartered, was at one of the early epicenters of the coronavirus outbreak in the United States. The outbreak has since spread to the rest of the country and is adversely impacting new customer acquisition. The Company has been following the recommendations of local health authorities to minimize exposure risk for its team members since the outbreak.

In addition, the Company’s customers (hospitals) have also experienced extraordinary disruptions to their businesses and supply chains, while experiencing unprecedented demand for health care services related to COVID-19. As a result of these extraordinary disruptions to the Company’s customers’ business, the Company’s customers are currently focused on meeting the nation’s health care needs in response to the COVID-19 pandemic. As a result, the Company believes that its customers have not been able to focus resources on expanding the utilization of the Company’s services, which has adversely impacted the Company’s future growth prospects, at least until the adverse effects of the pandemic subside. In addition, the financial impact of COVID-19 on the Company’s hospital customers could cause the hospitals to delay payments due to the Company for services, which could negatively impact the Company’s cash flows.

The Company is endeavoring to mitigate these impacts to revenue through the sale of personal protective equipment (“PPE”) and COVID-19 rapid test kits to the health care industry, including many of the Company’s hospital customers. The Company’s Chief Executive Officer and employees have experience in the healthcare industry and industry contacts, and a database of items designed to assist the healthcare industry in fulfilling its inventory demands.

On March 16, 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC to endeavor to source and provide critical, difficult-to-find items for the healthcare industry. Items have become difficult to source due to unexpected disruptions within the supply chain, such as the COVID-19 pandemic. Notwithstanding these efforts, the Company has to date realized only a de-minimis amount of revenue from the sale of PPE and Test Kits.

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

The Company’s primary need for liquidity is to fund the working capital needs of the business and general corporate purposes. The Company has historically incurred losses and has relied on borrowings and equity capital to fund the operations and growth of the business. The Company has suffered recurring losses from operations and incurred a net loss of $8,984,969 for the nine months ended September 30, 2020. As of September 30, 2020, the Company had cash of $189,855, a working capital deficit of $3,416,428, and an accumulated deficit of $21,779,442. The Company has not yet achieved profitability and expects to continue to incur negative operating cash flows. The Company expect that its operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the condensed consolidated financial statements issuance date.

The Company has begun implementing various alternatives, including reducing operating expenses, seeking to secure additional financing through debt or equity securities to fund future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, the Company’s future operating prospects will be adversely affected. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2020, and the results of its operations and cash flows for the three and nine months ended September 30, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for future quarters or the full year.

Reclassifications

Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation. The reclassification had no impact on total financial position, net income, or stockholders’ equity.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. There were no amounts in excess of the FDIC insured limit as of September 30, 2020 and amounts in excess of the FDIC insured limit of $163,846 as of December 31, 2019.

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

For the quarter ended September 30, 2020, the Company had one customer representing 25% of aggregate revenues. For the quarter ended September 30, 2019, the Company had two customers representing 19% and 12% of aggregate revenues. At September 30, 2020, the Company had four customers representing 28%, 18%, 12% and 12% of aggregate accounts receivable. At September 30, 2019, the Company had four customers representing 22%, 16%, 15%, and 11% of aggregate accounts receivable.

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The Company’s allowance for doubtful accounts as of September 30, 2020 and December 31, 2019 was $309,979 and $344,412, respectively.

Inventory

The inventory balance at September 30, 2020 is related to the Company’s Direct-Worx, LLC subsidiary and consisted of approximately 45,000 testing kits, approximately 40,000 sampling kits, and approximately 87,000 gowns. These items are carried on the unaudited condensed consolidated balance sheet at cost. A company affiliated with a shareholder advanced the cash to the supplier of the test kits and the amount due is recorded in accounts payable.

Inventory is valued at the lower of cost or market value. When market value is determined to be less than cost, the Company records an allowance for obsolescence. As of September 30, 2020 and December 31, 2019, the Company had allowances for obsolescence of $0.

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

Depreciation expense for the three months ended September 30, 2020 and 2019 was $9,758 and $2,390, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $29,275 and $4,194, respectively.

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

Remaining Performance Obligations

As of September 30, 2020 and December 31, 2019, the Company had $1,641,720 and $1,056,637, respectively, of remaining performance obligations recorded as contract liabilities. The Company expects to recognize a majority of sales relating to these existing performance obligations of $1,429,609 during the remainder of 2020.

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

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of September 30, 2020 and December 31, 2019.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $1,641,720 and $1,056,637 as of September 30, 2020 and December 31, 2019, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2020 and December 31, 2019, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

The income tax expense for the three months ended September 30, 2020 and 2019 was $0 and $747, respectively. The income tax expense for the nine months ended September 30, 2020 and 2019 was $0 and $747, respectively.

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

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2020 and 2019, the Company had 888,865 and 1,500,511, respectively, of common stock equivalents outstanding.

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

In connection with the Class Action and derivative claims and investigations described in Note 7, Commitments and Contingencies, the Company is obligated to indemnify its officers and directors for costs incurred in defending against these claims and investigations. Because the Company currently does not have the resources to pay for these costs, its directors and officers liability insurance carrier has agreed to indemnify these persons even though the $750,000 retention under such policy has not yet been met. The Company estimates it is currently obligated to pay approximately $700,000 of the retention, which payments could have a material adverse effect on the Company.

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

Note 4. Intangible Assets

Intangible assets as of September 30, 2020 and December 31, 2019 consisted of the following:

		September 30, 2020			December 31, 2019
Intangible assets	Useful life	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Ticketing software	5 years	$64,000	$(21,333)	$42,667	$64,000	$(11,733)	$52,267
Promoter relationships	7 years	176,000	(41,905)	134,095	176,000	(23,048)	152,952
Total intangible assets		$240,000	$(63,238)	$176,762	$240,000	$(34,781)	$205,219

Amortization expense for the three months ended September 30, 2020 and 2019, was $8,941 and $9,485, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019, was $28,457 and $25,295, respectively.

As of September 30, 2020, the estimated future amortization expense of amortizable intangible assets is as follows:

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2020 (remaining 3 months of 2020)	$9,486
2021	37,943
2022	37,943
2023	37,943
2024	26,209
Thereafter	27,238
Total	$176,762

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

Note 6. Leases

Operating Leases

The Company’s principal executive office in New York City is under a month to month arrangement. The Company also had a lease in Greenwich, CT which expired in March 2020 and is now month-to-month.

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

As of September 30, 2020, assets recorded under operating leases were $0. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the Company’s incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

For the three and nine months ended September 30, 2020 and 2019, the components of lease expense were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$17,145	$11,250	$41,467	$31,250

Total lease cost	$17,145	$11,250	$41,467	$31,250

Other information related to leases was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$17,145	$11,250	$41,467	$35,500

Weighted average remaining lease term (months) – operating leases	-	9	-	9

Weighted average discount rate– operating leases	N/A	10%	N/A	10%

As of September 30, 2020, the Company has no additional operating leases, other than that noted above, and no financing leases.

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

All three lawsuits allege that our company and our CEO mislead investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. These three class actions were consolidated on September 18, 2020 and Daniel Yannes was designated lead plaintiff.  A consolidated Amended Complaint was filed on October 19, 2020.  We intend to vigorously defend against these proceedings.

On June 15, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Marc S. Schessel, Steven Wallitt (current directors), and Robert Christie and Charles Miller (former directors) (“Director Defendants”). The action is captioned Javier Lozano, derivatively on behalf of SCWorx Corp., Plaintiff, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. The Director Defendants intend to vigorously defend against these proceedings. This derivative action is also still pending, and the plaintiff in such action has agreed to voluntarily stay the case until a ruling on a motion to dismiss, which we intend to file in the securities class action case.

On August 21, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Marc S. Schessel, Steven Wallitt (current directors), and Robert Christie and Charles Miller (former directors) (“Director Defendants”). The action is captioned Josstyn Richter, derivatively on behalf of SCWorx Corp., Plaintiff, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. The Director Defendants intend to vigorously defend against these proceedings.

On August 27, 2020, the Lozano and Richter derivative actions were consolidated and jointly stayed until a ruling on a motion to dismiss which we intend to file in the securities class action case.

On September 30, 2020, a shareholder derivative action was filed in the Supreme Court State of New York, New York County against Marc S. Schessel and Steven Wallitt (current directors) and Charles Miller (a former director).  The action is captioned Hemrita Zarins, derivatively on behalf of SCWorx Corp. v. Marc S. Schessel, Charles Miller, Steven Wallitt and SCWorx, Nominal Defendant.  This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with the Company’s April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees.  On October 28, 2020, Zarins withdrew this action and refiled an action in the Chancery Court in the State of Delaware on October 29, 2020.  Zarins named as Defendants Marc S. Schessel, Robert Christie (a former director), Steven Wallitt and SCWorx, Nominal Defendant.  The allegations, as well as the relief sought, in the Delaware Chancery Court proceeding are substantially the same as that filed in the New York State Action.  The Director Defendants intend to vigorously defend against these proceedings.

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

In April 2020, we received related inquiries from The Nasdaq Stock Market and the Financial Industry Regulatory Authority (FINRA). We have been fully cooperating with these agencies and providing information and documents, as requested. On May 5, 2020, the Nasdaq Stock Market informed us that it had initiated a “T12 trading halt,” which means the halt will remain in place until we have fully satisfied Nasdaq’s request for additional information. We fully cooperated with Nasdaq and responded to all of Nasdaq’s information requests as they were issued. The T12 trading halt was lifted on August 10, 2020.

Also in April 2020, we were contacted by the U.S. Attorney’s Office for the District of New Jersey, which is seeking information and documents from our officers and directors relating primarily to the April 13, 2020 press release concerning COVID-19 rapid test kits. We are fully cooperating with the U.S. Attorney’s Office in its investigation.

In connection with these actions and investigations, the Company is obligated to indemnify its officers and directors for costs incurred in defending against these claims and investigations. Because the Company currently does not have the resources to pay for these costs, its directors and officers liability insurance carrier has agreed to indemnify these persons even though the $750,000 retention under such policy has not yet been met. The Company estimates it is currently obligated to pay approximately $700,000 of the retention, which payments could have a material adverse effect on the Company. The $700,000 have been accrued in accounts payable and accrued liabilities in theses financial statements.

David Klarman v. SCWorx Corp. f/k/a Alliance MMA, Inc.,

Index No. 619536/2019 (N.Y. State Sup. Ct., Suffolk County)

On October 3, 2019, David Klarman, a former employee of Alliance, served a complaint against SCWorx seeking $400,000.00 for a breach of his employment agreement with Alliance. Klarman claims that Alliance ceased paying him his salary in March 2018 as well as other alleged contractual benefits. SCWorx does not believe that it owes the amount demanded and intends to vigorously defend against these claims.  On March 6, 2020, SCWorx filed an answer and counterclaims against Mr. Klarman.  On September 18, 2020, the Court granted Klarman’s counsel’s motion to withdraw as counsel due to irreconcilable differences.” The Court stayed the case for 45 days after service of the Court’s order.   Mr. Klarman’s wife, Marie Klarman, Esq., filed a Notice of Appearance on November 6, 2020 and filed a motion on November 9, 2020 seeking various forms of relief -- in violation of the Court’s Individual Rules and the Commercial Division Rules.  We have requested that the Court strike the motion and direct that a pre-motion conference be held.

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

During August 2020, the Company issued 13,158 shares of common stock to a holder of its Series A Convertible Preferred Stock upon the conversion of 5,000 of such shares of Series A Convertible Preferred Stock.

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

On April 16, 2020, the Company issued 5,264 shares of common stock valued at $36,584.80 or $6.95 per share to a director pursuant to a vesting schedule.

On April 21, 2020, the Company issued 30,303 shares of common stock to a former employee pursuant to a vesting schedule.

On June 24, 2020, the Company issued 25,000 shares of common stock to an employee pursuant to a vesting schedule.

On August 25, 2020, the Company issued 87,255 shares of common stock valued at $142,226 to a former employee per the terms of a settlement agreement, settling $125,000 of accrued expenses and recorded a loss on settlement of $17,226.

Issuance of Shares Pursuant to Exercises of Common Stock Warrants

On April 14, 2020, a holder of common stock warrants exercised 7,000 warrants for a cash payment of, $38,570.

Issuance of Shares Pursuant to Cashless Exercises of Common Stock Warrants

During April 2020, holders of common stock warrants exercised an aggregate of 520,925 warrants using a cashless exercise into 321,155 shares of common stock.

During May 2020, holders of common stock warrants exercised an aggregate of 56,982 warrants using a cashless exercise into 26,034 shares of common stock.

During August 2020, holders of common stock warrants exercised an aggregate of 116,448 warrants using a cashless exercise into 68,715 shares of common stock.

Issuance of Shares Pursuant to Cashless Exercises of Stock Options

During April 2020, holders of common stock options exercised an aggregate of 105,028 options using a cashless exercise into 57,534 shares of common stock.

During August 2020, holders of common stock options exercised an aggregate of 55,263 options using a cashless exercise into 28,890 shares of common stock.

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

On August 27, 2020, the Company issued 17,000 shares of common stock valued at $40,800 in full settlement of $48,790 of accounts payable. The shares had a fair value of $2.20 per shares. The Company recorded a loss on settlement of accounts payable of $7,990.

On September 10, 2020, the Company issued 140,000 shares of common stock valued at $806,400 in full settlement of $88,950 of accounts payable and recorded a loss on settlement of $547,756. The shares had a fair value of $5.76 per share.

Equity Financing

During May 2020, the Company received $515,000 of a committed $565,000 from the sale of 135,527 shares of common stock (at a price of $3.80 per share) and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share. As of September 30, 2020, the full amount has not been received and the shares and warrants have not been issued. The $515,000 received through September 30, 2020 is included in equity financing within current liabilities on the unaudited condensed consolidated balance sheet.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the nine months ended September 30, 2020 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units	Weighted- average exercise price per share
Balance at December 31, 2019	1,311,916	$9.35	338,595	$5.96	630,303	$-
Granted	100,000	4.80	-	-	2,300,845	-
Exercised	(701,355)	5.44	(160,291)	4.26	(46,931)	-
Cancelled/Forfeited	-	-	-	-	(475,000)	-
Balance at September 30, 2020	710,561	$11.42	178,304	$3.00	2,409,217	$-
Exercisable at September 30, 2020	710,561	$11.42	178,304	$3.00	2,409,217	$-

As of September 30, 2020 and December 31, 2019, the total unrecognized expense for unvested stock options and restricted stock awards, net of actual forfeitures, was $3,311,888 and $3,236,292, respectively, to be recognized over a one to three year period for restricted stock awards and one year for option grants from the date of grant.

Stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock-based compensation expense	$1,826,607	$433,438	$4,183,154	$6,283,811

Stock-based compensation expense categorized by the equity components for the three and nine months ended September 30, 2020 and 2019 was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Common stock	$1,826,607	$359,910	$4,183,154	$764,807
Stock option awards	-	73,528	-	196,074
Transfer of common stock by founders to contractors	-	-	-	5,322,930
Total	$1,826,607	$433,438	$4,183,154	$6,283,811

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock options	178,304	188,595	178,304	188,595
Warrants	710,561	1,311,916	710,561	1,311,916
Total common stock equivalents	888,865	1,500,511	888,865	1,500,511

Note 10. Related Party Transactions

Included in accounts payable are amounts due to officers of the Company in the amount of $203,171.

On July 24, 2020, the Company’s Chief Executive Officer, Marc Schessel, transferred 20,000 of his personally held common shares to Mark Shefts, a Director. The company deemed this transfer to be in consideration for services and recorded a non-cash expense of $115,100 for the fair value of the shares transferred.

Note 11. Subsequent Events

On November 1, 2020, Christopher J. Kohler was appointed part-time CFO of SCWorx, Corp., a Delaware corporation (the “Company”). Timothy Hannibal, our President, who was acting as our Interim CFO, resigned said CFO position concurrent with Mr. Kohler’s appointment. Mr. Kohler will initially be paid $6,000 per month for his services. The agreement between the Company and Mr. Kohler may be terminated by either party upon sixty days written notice, provided that such notice period shall not be applicable if the other party is in material breach of the agreement.

Mr. Kohler has over 15 years of experience serving in a wide variety of roles in the finance and accounting sectors. Mr. Kohler is the founder and CEO of Kohler Consulting, Inc., which he founded in 2012. The firm, through Mr. Kohler, provides outsourced CFO and advisory services to private and public companies, with a focus on small cap and start-up businesses.

Issuance of Shares Pursuant to Conversion of Series A Preferred

During October 2020, the Company issued 13,158 shares of common stock to a holder of its Series A Convertible Preferred Stock upon the conversion of 5,000 of such shares of Series A Convertible Preferred Stock.

Issuance of Shares Pursuant to Cashless Exercises of Common Stock Warrants

During October 2020, holders of common stock warrants exercised an aggregate of 6,579 warrants using a cashless exercise into 2,973 shares of common stock.

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

Our principal executive offices are located at 590 Madison Avenue, 21st Floor, New York, New York, 10022. Our telephone number is (844) 472-9679. The Company also had a lease in Greenwich, CT which expired in March 2020 and is now month-to-month.

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

Impact of the COVID-19 Pandemic

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world. The New York and New Jersey area, where the Company is headquartered, was at one of the early epicenters of the coronavirus outbreak in the United States. The outbreak has since spread to the rest of the country and is adversely impacting new customer acquisition. The Company has been following the recommendations of local health authorities to minimize exposure risk for its team members since the outbreak.

In addition, the Company’s customers (hospitals) have also experienced extraordinary disruptions to their businesses and supply chains, while experiencing unprecedented demand for health care services related to COVID-19. As a result of these extraordinary disruptions to the Company’s customers’ business, the Company’s customers are currently focused on meeting the nation’s health care needs in response to the COVID-19 pandemic. As a result, the Company believes that its customers have not been able to focus resources on expanding the utilization of the Company’s services, which has adversely impacted the Company’s future growth prospects, at least until the adverse effects of the pandemic subside. In addition, the financial impact of COVID-19 on the Company’s hospital customers could cause the hospitals to delay payments due to the Company for services, which could negatively impact the Company’s cash flows.

The Company is endeavoring to mitigate these impacts to revenue through the sale of personal protective equipment (“PPE”) and COVID-19 rapid test kits to the health care industry, including many of the Company’s hospital customers. The Company’s Chief Executive Officer and employees have experience in the healthcare industry and industry contacts, and a database of items designed to assist the healthcare industry in fulfilling its inventory demands.

On March 16, 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC to endeavor to source and provide critical, difficult-to-find items for the healthcare industry. Items have become difficult to source due to unexpected disruptions within the supply chain, such as the COVID-19 pandemic. Notwithstanding these efforts, the Company has to date realized only a de-minimis amount of revenue from the sale of PPE and Test Kits

Results of Operations - three months ended September 30, 2020 and 2019

Our operating results for the three month periods ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended
	September 30, 2020	September 30, 2019	Difference

Revenue	$1,171,399	$1,681,928	$(510,529)
Cost of revenues	956,203	1,088,782	(132,579)
General and administrative	3,573,946	1,384,435	2,189,511
Other income(expense)	(726,766)	151,646	(878,412)
Provision for income taxes	-	747	(747)
Net loss	(4,085,516)	(640,390)	(3,445,126)

Revenues

Revenue for the three months ended September 30, 2020 was $1,171,399, compared to revenue for the three months ended September 30, 2019 of $1,681,928. The decrease in revenue of $510,529 is primarily related to a decrease in the current quarter of upfront one time fees, compared to the prior quarter, partially offset by a slight increase in recurring revenue in the current quarter. Given the disruption caused to our hospital customers by the COVID-19 pandemic, our third quarter was adversely impacted, and we expect the impact to continue into at least the fourth quarter of this year, if not longer. Customer retention includes monthly and annual recurring revenue that should not be significantly impacted by the pandemic.

Operating Expenses

Cost of revenues

Cost of revenues were $956,203 for the three months ended September 30, 2020 compared to $1,088,782 for the same period in 2019. The decrease was primarily the result of fees related to new product development and programming incurred in the three months ended September 30, 2019 which was not present during the three months ended September 30, 2020. This decrease was partially offset by an increase to our workforce. We do not expect to incur significant product development costs for the remainder of this year.

General and administrative

General and administrative expenses increased $2,189,511 to $3,573,946 for the three months ended September 30, 2020, as compared to $1,384,435 in the same period of 2019. Stock-based compensation (non-cash) increased $1,317,5699 when compared to the third quarter of 2019 due to additional RSUs issued during April 2020. Legal fees increased $907,157 compared to the prior period, due to the ongoing investigations, a number of legal complaints filed against our company during the nine months ended September 30, 2020, and an accrual of an estimated $700,000 in legal fee liability for the Company’s retention obligation on its directors and officers insurance policy (see Note 3. Summary of Significant Accounting Policies). Bad debt expenses increased $189,987 from the same period in 2019. These increases were partially offset by a $129,775 decrease in payroll related expenses due to severance paid in the 2019 period and a $124,655 decrease in travel expenses due to COVID-19. We expect legal fee expenses to remain high due to the ongoing investigations and litigation. We also expect stock compensation expense to remain high due to vesting of equity awards. We are putting plans in place to attempt to reduce other general and administrative expenses.

Other Expenses

We had other expense of $726,766 in the three months ended September 30, 2020 compared to other income of $151,646 in the same period in 2019. Other expense in the three-month period of 2020 related to a loss on settlement of accounts payable of $726,766 due to the fair value of the shares issued in settlement being greater than the value of the accounts payable. Other income in the 2019 period was a gain on settlement of related party debt.

Net Loss

For the three months ended September 30, 2020, we incurred a net loss of $4,085,516 compared to a net loss of $640,390 for the same period in 2019.

Results of Operations - nine months ended September 30, 2020 and 2019

Our operating results for the nine month periods ended September 30, 2020 and 2019 are summarized as follows:

	Nine Months Ended
	September 30, 2020	September 30, 2019	Difference

Revenue	$3,739,798	$4,294,944	$(555,146)
Cost of revenues	2,739,737	3,353,729	(613,992)
General and administrative	8,372,491	10,384,759	(2,012,268)
Other income	(1,612,539)	592,981	(2,205,520)
Provision for income taxes	-	747	(747)
Net loss	(8,984,969)	(8,851,310)	(133,659)

Revenues

Revenue for the nine months ended September 30, 2020 was $3,739,798, compared to revenue for the nine months ended September 30, 2019 of $4,294,944. The decrease in revenue of 555,146 was partially due to one-time sales during the three months ended September 30, 2019 that were not present during the nine months ended September 30, 2020. Due to the disruption to our hospital customers caused by the COVID-19 pandemic, our year-to-date results has been adversely impacted, and we expect the impact to continue into at least the fourth quarter of this year, if not longer. Customer retention includes monthly and annual recurring revenue that should not be significantly impacted by the pandemic.

Operating Expenses

Cost of revenues

Cost of revenues were $2,739,737 for the nine months ended September 30, 2020 compared to $3,353,729 for the same period in 2019. The decrease was primarily the result of fees related to new product development and programming incurred in the nine months ended September 30, 2019 which was not present during the nine months ended September 30, 2020. This decrease was partially offset by an increase to our workforce. We do not expect to incur significant development costs for the remainder of this year.

General and administrative

General and administrative expenses decreased $2,012,268 to $8,372,491 for the nine months ended September 30, 2020, as compared to $10,384,759 in the same period of 2019. Stock-based compensation (non-cash) decreased $2,100,657 when compared to the nine-month period in 2019 due to shares that were transferred during the first quarter of 2019 to non-employee consultants by our CEO and a former significant shareholder. Accounting and auditing fees decreased $576,951 due to purchase accounting completed during the nine months ended September 30, 2019. SEC and proxy expenses decreased $246,670 due to non-reoccurring fees incurred during the nine-month period of 2019 related to the Company’s acquisition transaction consummated in February 2019. Travel expenses decreased $259,625 due to COVID-19. Payroll and payroll taxes decreased $214,667 due to severance payments in the amount of $195,000 incurred in the 2019 period. During 2019, the Company incurred $250,000 of non-cash stock-based expense arising from a penalty related to its Preferred Stock. These decreases were partially offset by an increase in reserve for bad debt of $187,987, a $228,029 increase in commissions related to data management sales, and a $1,094,799 increase in legal fees due to complaints filed against our company during the first half of 2020 and an accrual of an estimated $700,000 in legal fee liability for the Company’s retention obligation on its directors and officers insurance policy (see Note 3. Summary of Significant Accounting Policies). We expect legal fee expenses to remain high due to the ongoing litigation and investigations. We also expect stock compensation expense to remain high due to vesting of equity awards. We are putting plans in place to attempt to reduce other general and administrative expenses.

Other income (expense)

We had other expense of $1,612,539 in the nine months ended September 30, 2020, compared to other income of $592,581 in the same period of 2019. Other expense in 2020 related to a loss on settlement of accounts payable of $1,612,539 due to the fair value of the shares issued in settlement being greater than the value of the accounts payable. In the prior period, there was a gain on the fair value of convertible note receivable of $410,055, a gain of $151,645 on settlement of related party debt and a gain on the fair value of warrant asset of $55,000. Additionally, interest expense was $23,720 during the nine months ended September 30, 2019.

Net Loss

For the nine months ended September 30, 2020, we incurred a net loss of $8,984,969 compared to a net loss of $8,851,310 for the same period in 2019.

Liquidity and Capital Resources

Going Concern

As of September 30, 2020, we had a working capital deficit of 3,416,428 and accumulated deficit of $21,779,442. During the nine months ended September 30, 2020, we had a net loss of $8,984,969 and used $1,144,411 of cash in operations. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

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

In connection with the Class Action and derivative claims and investigations described in Item 1. Legal Proceedings of this Quarterly Report on 10-Q, we are obligated to indemnify our officers and directors for costs incurred in defending against these claims and investigations. Because we currently do not have the resources to pay for these costs, our directors and officers liability insurance carrier has agreed to indemnify these persons even though the $750,000 retention under such policy has not yet been met. The Company estimates it is currently obligated to pay approximately $700,000 of the retention, which payments could have a material adverse effect on the Company.

As of September 30, 2020, we had a working capital deficit of $3,416,428, compared to a deficit of $1,768,834 as of December 31, 2019. The $1,647,594 increase in our working capital deficit was due primarily to an approximate, $300,000 decrease in cash, a $383,000 decrease in accounts receivable, an increase in contract liabilities of $585,000, a $1,103,000 increase in accounts payable/accrued liabilities, and funds received from equity financing of $515,000 which are included within current liabilities. These changes were partially offset by an increase in prepaid expenses and other assets of $245,000, and an increase in inventory of $991,000.

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

In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we will not be able to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should we be unable to recover the value of our assets or satisfy our liabilities.

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

Cash Flows

	Nine months ended September 30,
	2020	2019

Net cash used in operating activities	$(1,144,411)	$(4,247,469)
Net cash provided by investing activities	(1,229)	4,912,082
Net cash provided by financing activities	847,542	287,548
Change in cash	$(298,098)	$952,161

Operating Activities

Cash used in operating activities was $1,144,411 for the nine months ended September 30, 2020 (about $127,000 per month), mainly related to the net loss of $8,984,969, an increase of $244,671 in prepaid expenses related to deposits for PPE and an increase in PPE inventory of $991,309. This was partially offset by non-cash stock-based compensation of $4,183,154, the loss on settlement of accounts payable of $1,612,539 (non-cash), an increase in contract liabilities of $585,083 related to customer repayments on long-term SaaS agreements, net decreases in accounts receivable of $192,620, an increase in accounts payable and accrued liabilities of $2,237,862 and net increases in accounts payable and accrued liabilities of $1,102,786. We have been able to finance a significant portion of our operating activities through net increases accounts payable and accrued liabilities, though we do not believe this is sustainable as a source of funding our ongoing operations.

Cash used in operating activities was approximately $4.2 million for the nine months ended September 30, 2019 (about $467,000 per month), mainly related to the net loss of approximately $8.9 million, an increase of $646,000 in accounts receivable mainly related to data consulting and receivables from new customers in the third quarter, a decrease in accounts payable and accrued liabilities of $619,954 related to payments made on payable balances related to the acquisition and operating expenses of SCWorx, a $61,000 decrease in customer contract liabilities related to amortization in customer prepayments on long-term SaaS agreements, $683,000 in non-cash gains on warrants and convertible note assets, partially offset by non-cash stock-based settlement and penalty payments of $321,000 and non-cash stock-based compensation of $6.3 million related to the transfer of shares of common stock from our founders and CEO and President to non-employee contractors.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 was $1,229 for the purchase of fixed assets.

Cash provided by investing activities was $4,912,081 for the nine months ended September 30, 2019, related to $5,441,437 in cash acquired as part of the Acquisition, offset by $199,549 in advances to a stockholder   and founder in January 2019, advances on convertible notes receivable from Alliance of $215,000, and capital asset acquisitions totaling $114,806.

Financing Activities

Cash provided by financing activities was $847,542 for the nine months ended September 30, 2020. This consisted of $515,000 proceeds from equity financing, $293,872 of proceeds from a loan payable, and $38,570 of proceeds from the exercise of warrants.

Cash provided by financing activities was $287,548 for the nine months ended September 30, 2019. This consisted of proceeds from our notes payable with a significant Stockholder and former officer of $120,000, sale of Series A Convertible Preferred Stock totaling $100,000, and cash from the exercise of common stock warrants of $67,548.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2020, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer has concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of September 30, 2020, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All three lawsuits allege that our company and our CEO mislead investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. These three class actions were consolidated on September 18, 2020 and Daniel Yannes was designated lead plaintiff.  A consolidated Amended Complaint was filed on October 19, 2020.  We intend to vigorously defend against these proceedings.

On June 15, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Marc S. Schessel, Steven Wallitt (current directors), and Robert Christie and Charles Miller (former directors) (“Director Defendants”). The action is captioned Javier Lozano, derivatively on behalf of SCWorx Corp., Plaintiff, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. The Director Defendants intend to vigorously defend against these proceedings. This derivative action is also still pending, and the plaintiff in such action has agreed to voluntarily stay the case until a ruling on a motion to dismiss, which we intend to file in the securities class action case.

 On August 21, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Marc S. Schessel, Steven Wallitt (current directors), and Robert Christie and Charles Miller (former directors) (“Director Defendants”). The action is captioned Josstyn Richter, derivatively on behalf of SCWorx Corp., Plaintiff, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. The Director Defendants intend to vigorously defend against these proceedings.

On August 27, 2020, the Lozano and Richter derivative actions were consolidated and jointly stayed until a ruling on a motion to dismiss which we intend to file in the securities class action case.

On September 30, 2020, a shareholder derivative action was filed in the Supreme Court State of New York, New York County against Marc S. Schessel and Steven Wallitt (current directors) and Charles Miller (a former director).  The action is captioned Hemrita Zarins, derivatively on behalf of SCWorx Corp. v. Marc S. Schessel, Charles Miller, Steven Wallitt and SCWorx, Nominal Defendant.  This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with the Company’s April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages , improvements in our disclosure and internal controls, and legal fees.  On October 28,2020, Zarins withdrew this action and refiled an action in the Chancery Court in the State of Delaware on October 29, 2020.  Zarins named as Defendants Marc S. Schessel, Robert Christie (a former director), Steven Wallitt and SCWorx, Nominal Defendant.  The allegations, as well as the relief sought, in the Delaware Chancery Court proceeding are substantially the same as that filed in the New  York State Action.  The Director Defendants intend to vigorously defend against these proceedings.

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

In April 2020, we received related inquiries from The Nasdaq Stock Market and the Financial Industry Regulatory Authority (FINRA). We have been fully cooperating with these agencies and providing information and documents, as requested. On May 5, 2020, the Nasdaq Stock Market informed us that it had initiated a “T12 trading halt,” which means the halt will remain in place until we have fully satisfied Nasdaq’s request for additional information. We fully cooperated with Nasdaq and responded to all of Nasdaq’s information requests as they were issued. The T12 trading halt was lifted on August 10, 2020.

Also in April 2020, we were contacted by the U.S. Attorney’s Office for the District of New Jersey, which is seeking information and documents from our officers and directors relating primarily to the April 13, 2020 press release concerning COVID-19 rapid test kits. We are fully cooperating with the U.S. Attorney’s Office in its investigation.

In connection with these actions and investigations, the Company is obligated to indemnify its officers and directors for costs incurred in defending against these claims and investigations. Because the Company currently does not have the resources to pay for these costs, its directors and officers liability insurance carrier has agreed to indemnify these persons even though the $750,000 retention under such policy has not yet been met. The Company estimates it is currently obligated to pay approximately $700,000 of the retention, which payments could have a material adverse effect on the Company.

David Klarman v. SCWorx Corp. f/k/a Alliance MMA, Inc.,

Index No. 619536/2019 (N.Y. State Sup. Ct., Suffolk County)

On October 3, 2019, David Klarman, a former employee of Alliance, served a complaint against SCWorx seeking $400,000.00 for a breach of his employment agreement with Alliance.   Klarman claims that Alliance ceased paying him his salary in March 2018 as well as other alleged contractual benefits.    SCWorx does not believe that it owes the amount demanded and intends to vigorously defend against these claims.  On March 6, 2020, SCWorx filed an answer and counterclaims against Mr. Klarman.  On September 18, 2020, the Court granted Klarman’s counsel’s motion to withdraw as counsel due to irreconcilable differences.” The Court stayed the case for 45 days after service of the Court’s order.   Mr. Klarman’s wife, Marie Klarman, Esq., filed a Notice of Appearance on November 6, 2020 and filed a motion on November 9, 2020 seeking various forms of relief -- in violation of the Court’s Individual Rules and the Commercial Division Rules.  We have requested that the Court strike the motion and direct that a pre-motion conference be held.

At this time, we are unable to predict the duration, scope, or possible outcome of these investigations and lawsuits.

Item 1A. Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended September 30, 2020, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K

Item 3. Default under Senior Securities

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

SCWORX CORP.

Date: November 16, 2020	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: November 16, 2020	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer (Principal Financial Officer)