Form 10-Q/A
period 2020-09-30
SCWorx Corp.
filed 2021-05-05
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q\A

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

Number of shares of the registrant’s common stock outstanding at November 13, 2020: 9,861,731

EXPLANATORY NOTE

SCWorx Corp. (the “Company”) is filing this amended Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 that was originally filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2020 (“Original Filing”) to restate its unaudited financial statements as of September 30, 2020 to correct an error that caused stock based compensation expense for the period to be overstated. As described in Item 4.02 of the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021, the previously filed unaudited financial statements for these periods should no longer be relied upon. This Amendment also amends certain other items in the Original Filing, as listed below.

As further discussed in Note 3 to the Company’s unaudited financial statements in Part I, Item 1, “Financial Statements” of this Amendment, the Company concluded that it would restate the previously issued financial statements included in the Original Filing to correct an error related to a modification of restricted stock unit awards which resulted in the Company’s stock -based compensation expense for the period being overstated.

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as modified and superseded as necessary to reflect the restatement described above. Accordingly, the Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events and should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Information not affected by the restatement and other immaterial changes are unchanged and reflect disclosures made at the time of the filing of the Original Filing. The disclosures impacted by the restatement include, but are not limited to, those related to additional paid-in capital, accumulated deficit, general and administrative expenses and net loss. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Part II, Item 6. Exhibits

In accordance with applicable SEC rules, this Amendment includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	September 30,
	2020	December 31,
	(Restated)	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$189,855	$487,953
Accounts receivable - net of allowance of $309,979 and $344,412 as of September 30, 2020 and December 31, 2019, respectively	416,639	799,246
Inventory	991,309	-
Prepaid expenses and other assets	255,831	11,160
Total current assets	1,853,634	1,298,359

Property and equipment, net	77,153	105,199
Goodwill	8,366,467	8,366,467
Intangible assets, net	176,762	205,219
Other assets	-	17,561
Total assets	$10,474,016	$9,992,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,435,171	$2,010,556
Accounts payable and accrued liabilities – related party	203,171	-
Shareholder advance	475,000	-
Deferred Revenue	1,641,720	1,056,637
Equity financing	515,000	-
Total current liabilities	5,270,062	3,067,193

Long-term liabilities:
Loan payable	293,972	-
Total long-term liabilities	293,972	-

Total liabilities	5,564,034	3,067,193

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 89,872 and 578,567 shares issued and outstanding, respectively	90	579
Common stock, $0.001 par value; 45,000,000 shares authorized; 9,845,600 and 7,390,261 shares issued and outstanding, respectively	9,846	7,391
Additional paid-in capital	25,341,185	19,712,115
Accumulated deficit	(20,441,139)	(12,794,473)
Total stockholders’ equity	4,909,982	6,925,612

Total liabilities and stockholders’ equity	$10,474,016	$9,992,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Restated)		(Restated)
Revenue	$1,171,399	$1,681,928	$3,739,798	$4,294,944

Operating expenses:
Cost of revenues	956,203	1,088,782	2,739,737	3,353,729
General and administrative	2,235,643	1,384,435	7,034,188	10,384,759
Total operating expenses	3,191,846	2,473,217	9,773,925	13,738,488

Loss from operations	(2,020,447)	(791,289)	(6,034,127)	(9,443,544)

Other income (expenses):
Interest expense	-	-	-	(23,720)
Loss on settlement of accounts payable	(726,766)	-	(1,612,539)	-
Gain on settlement of related party debt	-	151,646	-	151,646
Other Income	-	-	-	465,055
Total other income (expense)	(726,766)	151,646	(1,612,539)	592,981

Net loss before income taxes	(2,747,213)	(639,643)	(7,646,666)	(8,850,563)

Provision for (benefit from) income taxes	-	747	-	747

Net loss	$(2,747,213)	$(640,390)	$(7,646,666)	$(8,851,310)

Net loss per share, basic and diluted	$(0.29)	$(0.10)	$(0.87)	$(1.49)

Weighted average common shares outstanding, basic and diluted	9,616,717	6,716,060	8,754,824	5,935,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended	Preferred Stock		Common stock		Additional paid-in	Accumulated
September 30, 2020 (Restated)	Shares	$	Shares	$	capital	deficit	Total

Balances, June 30, 2020	94,872	$95	9,490,582	$9,491	$23,863,806	$(17,693,926)	$6,179,466

Conversion of Series A Convertible Preferred Stock into common stock	(5,000)	(5)	13,158	13	(8)	-	-
Settlement of Accounts Payable	-	-	157,000	157	847,043	-	847,200
Shares issued in cashless exercise of warrants	-	-	68,715	69	(69)	-	-
Shares issued in cashless exercise of options	-	-	28,890	29	(29)	-	-
Shares issued to current and former employees and directors	-	-	87,255	87	142,138	-	142,225
Stock based compensation	-	-	-	-	488,304	-	488,304
Net Loss	-	-	-	-	-	(2,747,213)	(2,747,213)

Ending balance, September, 2020	89,872	$90	9,845,600	$9,846	$25,341,185	$(20,441,139)	$4,909,982

Nine months ended	Preferred Stock		Common stock		Additional paid-in	Accumulated
September 30, 2020 (Restated)	Shares	$	Shares	$	capital	deficit	Total

Balances, December 31, 2019	578,567	$579	7,390,261	$7,391	$19,712,115	$(12,794,473)	$6,925,612

Conversion of Series A Convertible Preferred Stock into common stock	(488,695)	(489)	1,286,042	1,286	(797)	-	-
Settlement of Accounts Payable			441,567	442	2,604,948	-	2,605,390
Shares issued in cashless exercise of warrants	-	-	415,904	416	(416)	-	-
Shares issued in cashless exercise of options	-	-	86,424	86	(86)	-	-
Warrants exercised for cash	-	-	7,000	7	38,563	-	38,570
Shares issued to current and former employees and directors	-	-	218,402	218	142,007	-	142,225
Stock based compensation	-	-	-	-	2,844,851		2,844,851
Net Loss	-	-	-	-	-	(7,646,666)	(7,646,666)

Ending balance, September 30, 2020	89,872	$90	9,845,600	$9,846	$26,679,488	$(20,441,139)	$4,909,982

Three months ended	Preferred Stock		Common stock		Additional paid-in	Accumulated
September 30, 2019	Shares	$	Shares	$	capital	deficit	Total

Balances, June 30, 2019	819,138	$819	6,584,180	$6,584	$17,895,657	$(9,692,893)	$8,210,167
							-
Conversion of Series A Convertible Preferred Stock into common stock	(158,571)	(158)	417,292	417	(259)	-	-
Issuance of common stock in settlement of Series A Convertible Preferred Stock contractual fee	-	-	73,156	73	245,668	-	245,741
Settlement of disputed contractual claim	-	-	24,843	25	74,975	-	75,000
Stock-based compensation	-	-	-	-	433,438	-	433,438
Net loss	-	-	-	-	-	(640,390)	(640,390)

Ending balance, September 30, 2019	660,567	$661	7,099,471	$7,099	$18,649,479	$(10,333,283)	$8,323,956

Nine months ended	Preferred Stock		Common stock		Additional paid-in	Accumulated
September 30, 2019	Shares	$	Shares	$	capital	deficit	Total

Balances, December 31, 2018	-	$-	5,838,149	$5,838	$1,244,273	$(1,481,973)	$(231,862)

Surrender of common shares in settlement of due from stockholder balance	-	-	(574,991)	(575)	(1,608,258)	-	(1,608,833)
Series A Convertible Preferred share issuance (Alliance MMA)	619,138	619	-	-	5,980,326	-	5,980,945
Issuance of common stock in settlement of Series A Convertible Preferred Stock contractual fee	-	-	73,156	73	245,668	-	245,741
Conversion of Series A Convertible Preferred Stock into common stock	(158,571)	(158)	417,292	417	(259)		-
Issuance of common stock	-	-	1,283,124	1,283	5,883,078	-	5,884,361
Series A Convertible Preferred share issuance	10,000	10	-	-	99,990	-	100,000
Conversion of notes payable - related party into Series A Convertible Preferred share issuance	190,000	190	-	-	1,899,810	-	1,900,000
Exercise of warrants	-	-	11,075	11	67,537	-	67,548
Settlement of disputed contractual claim	-	-	44,644	45	192,957	-	193,002
Issuance of warrants in settlement of lease dispute	-	-	-	-	66,275	-	66,275
Shares issued in cashless exercise of warrants	-	-	3,732	4	(4)	-	-
Stock-based compensation related to founder’s transfers of common shares to contractors	-	-	-	-	5,322,930	-	5,322,930
Stock-based compensation related to employee and contractor equity awards	-	-	3,290	3	960,878	-	960,881
Stock and warrant dividend	-	-	-	-	(1,705,722)	-	(1,705,722)
Net loss	-	-	-	-	-	(8,851,310)	(8,851,310)

Ending balance, September 30, 2019	660,567	$661	7,099,471	$7,099	$18,649,479	$(10,333,283)	$8,323,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2020	2019
	(Restated)
Cash flows from operating activities:
Net loss	$(7,646,666)	$(8,851,310)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,275	4,194
Amortization of intangibles	28,457	25,295
Stock-based compensation	2,747,615	6,283,811
Loss on settlement of accounts payable	1,612,539	-
Bad debt expense	189,987	-
Gain (loss) on change in fair value of warrant assets	-	(55,000)
Common stock issued in settlement of litigation	-	75,000
Gain on exchange of debt for common stock	-	(151,646)
Issuance of common stock in settlement of Series A Convertible Preferred Stock contractual fee	-	245,741
Gain (loss) on change in fair value of convertible notes receivable	-	(531,405)
Changes in operating assets and liabilities:
Accounts receivable	192,620	(646,393)
Inventory	(991,309)	-
Prepaid expenses and other assets	(244,671)	35,514
Other assets	17,561	-
Accounts payable and accrued liabilities	2,237,862	(619,954)
Deferred revenue	585,083	(61,316)
Net cash used in operating activities	(1,144,411)	(4,247,469)

Cash flows from investing activities:
Cash acquired in reverse acquisition	-	5,441,437
Advances to shareholder	-	(199,549)
Purchase of convertible notes receivable - Alliance MMA	-	(215,000)
Purchase of fixed assets	(1,229)	(114,806)
Net cash (used in) provided by investing activities	(1,229)	4,912,082

Cash flows from financing activities:
Proceeds from equity financing	515,000	-
Proceeds from loan payable	293,972	-
Proceeds from notes payable - related party	-	120,000
Proceeds from exercise of warrants	38,570	67,548
Proceeds from preferred stock placement	-	100,000
Net cash provided by financing activities	847,542	287,548

Net (decrease) increase in cash	(298,098)	952,161

Cash, beginning of period	487,953	76,459

Cash, end of period	$189,855	$1,028,620

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Cashless exercise of warrant	$416	$4
Cashless exercise of options	$86	$-
Settlement of accounts payable with issuance of common stock	$2,747,615	$-
Shareholder advances for purchase of inventory	$475,000	-
Issuance of warrant in settlement of vendor liability	$-	$66,275
Conversion of Series A Convertible Preferred Stock into common shares	-	$1,585,710
Common stock issued in settlement of litigation	-	$75,000
Surrender of common stock in settlement of due from shareholder balance	$-	$1,608,833
Stock and warrant dividend	$-	$1,705,722
Warrants issued to company	$-	$19,000
Conversion of notes payable-related party and interest into Series A Convertible Preferred Stock	$-	$1,900,000
Issuance of preferred and common stock in connection with acquisition of Alliance MMA, net of cash	$-	$6,423,864
Settlement of disputed contractual claim with issuance of common stock	$-	$118,002

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

The Company’s primary need for liquidity is to fund the working capital needs of the business and general corporate purposes. The Company has historically incurred losses and has relied on borrowings and equity capital to fund the operations and growth of the business. The Company has suffered recurring losses from operations and incurred a net loss of $7,646,666 for the nine months ended September 30, 2020. As of September 30, 2020, the Company had cash of $189,855, a working capital deficit of $3,416,428, and an accumulated deficit of $20,441,139. The Company has not yet achieved profitability and expects to continue to incur negative operating cash flows. The Company expect that its operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the condensed consolidated financial statements issuance date.

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

Inventory

The inventory balance at September 30, 2020 is related to the Company’s Direct-Worx, LLC subsidiary and consisted of approximately 45,000 testing kits, approximately 40,000 sampling kits, and approximately 87,000 gowns. These items are carried on the unaudited condensed consolidated balance sheet at cost. A company affiliated with a shareholder advanced the $475,000 in cash to the supplier of the test kits and the amount due is recorded in shareholder advance.

Inventory is valued at the lower of cost or market value. When market value is determined to be less than cost, the Company records an allowance. As of September 30, 2020 and December 31, 2019, the Company had allowances for obsolescence of $0.

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

Identified intangible assets

Identified finite-lived intangible assets consist of ticketing software and promoter relationships resulting from the February 1, 2019 business combination. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 7 years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. For further discussion of identified intangible assets, refer to Note 5, Intangible Assets.

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

The Company has identified the following performance obligations in its SaaS contracts with customers:

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

Remaining Performance Obligations

As of September 30, 2020 and December 31, 2019, the Company had $1,641,720 and $1,056,637, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize a majority of sales relating to these existing performance obligations of $1,429,609 during the remainder of 2020.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. The Company also grants performance based restricted stock awards to employees and consultants. These awards will vest if certain employee\consultant-specific or company-designated performance targets are achieved. If minimum performance thresholds are achieved, each award will convert into a designated number of the Company’s common stock. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the requisite service period. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the statements of operations and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period. Refer to Note 9, Stockholders’ Equity, for additional detail.

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

In connection with the Class Action and derivative claims and investigations described in Note 8, Commitments and Contingencies, the Company is obligated to indemnify its officers and directors for costs incurred in defending against these claims and investigations.

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

Note 4. Restatement of Financial Statements

The Company restated its previously issued financial statements as of September 30, 2020 and the three and nine months ended September 30, 2020 to correct an accounting error related to the modification of restricted stock units which caused the Company’s stock -based compensation expense for the period to be overstated:

1.	The Company determined that it had overstated share based compensation by $1,338,303 for the three and nine months ended September 30, 2020.

The following tables summarize the effect of the restatement on the specific items presented in our previously reported financial statements:

SCWorx Corp.

Balance Sheet

September 30, 2020

	September 30,			December 31,
	2020			2019
ASSETS	(As Filed)		Adjustments	(As Restated)

Total assets	$10,474,016		$-	$10,474,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total liabilities	5,564,034		-	5,564,034

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 89,872 and 578,567 shares issued and outstanding, respectively	90		-	90
Common stock, $0.001 par value; 45,000,000 shares authorized; 9,845,600 and 7,390,261 shares issued and outstanding, respectively	9,846		-	9,846
Additional paid-in capital	26,667,488	(1)	(1,338,303)	25,329,185
Accumulated deficit	(21,779,442	)(1)	1,338,303	(20,441,139)
Total stockholders’ equity	4,897,982		-	4,897,982

Total liabilities and stockholders’ equity	$10,462,016		$-	$10,462,016

SCWorx Corp.

Statement of Operations

Three Months Ended September 30, 2020

	Three months ended September 30, 2020		Three months ended September 30, 2020
	(As Filed)	Adjustments	(As Restated)

Revenue	$1,171,399	$-	$1,171,399

Operating expenses:
Cost of revenues	956,203	-	956,203
General and administrative	3,573,946 (1)	(1,338,303)	2,235,643
Total operating expenses	4,530,149	(1,338,303)	3,191,846

Loss from operations	(3,358,750)	1,338,303	(2,020,447)

Other income (expenses):
Interest expense	-	-	-
Loss on settlemet of sccounts payable	(726,766)	-	(726,766)
Other income	-	-	-
Total other income (expense)	(726,766)	-	(726,766)

Net loss before income taxes	(4,085,516)	1,338,303	(2,747,213)

Provision for (benefit from) income taxes	-	-	-

Net loss	$(4,085,516)		$(2,747,213)

Net loss per share, basic and diluted	$(0.42)		$(0.29)

Weighted average common shares outstanding, basic and diluted	9,616,717		9,616,717

SCWorx Corp.

Statement of Operations

Nine Months Ended September 30, 2020

	Nine months ended September 30, 2020		Nine months ended September 30, 2020
	(As Filed)	Adjustments	(As Restated)

Revenue	$3,739,798	$-	$3,739,798

Operating expenses:
Cost of revenues	2,739,737	-	2,739,737
General and administrative	8,372,491 (1)	(1,338,303)	7,034,188
Total operating expenses	11,112,228	(1,338,303)	9,773,925

Loss from operations	(7,372,430)	1,338,303	(6,034,127)

Other income (expenses):
Interest expense	-	-	-
Loss on settlemet of sccounts payable	(1,612,539)	-	(1,612,539)
Other income	-	-	-
Total other income (expense)	(1,612,539)	-	(1,612,539)

Net loss before income taxes	(8,984,969)	1,338,303	(7,646,666)

Provision for (benefit from) income taxes	-	-	-

Net loss	$(8,984,969)		$(7,646,666)

Net loss per share, basic and diluted	$(1.03)		$(0.87)

Weighted average common shares outstanding, basic and diluted	8,754,824		8,754,824

SCWorx Corp.

Statement of Stockholder’s Deficit

Three Months Ended September 30, 2020

	Preferred Stock		Common stock		Additional paid-in	Accumulated
As Filed	Shares	$	Shares	$	capital	deficit	Total

Balances, June 30, 2020	94,872	$95	9,490,582	$9,491	$23,863,806	$(17,693,926)	$6,179,466
							-
Conversion of Series A Convertible Preferred Stock into common stock	(5,000)	(5)	13,158	13	(8)	-	-
Settlement of Accounts Payable	-	-	157,000	157	847,043	-	847,200
Shares issued in cashless exercise of warrants	-	-	68,715	69	(69)	-	-
Shares issued in cashless exercise of options	-	-	28,890	29	(29)	-	-
Shares issued to current and former employees and directors	-	-	87,255	87	142,138	-	142,225
Stock based compensation	-	-	-	-	488,304	-	488,304
Net Loss	-	-	-	-	-	(4,085,516)	(4,085,516)

Ending balance, September, 2020	89,872	$90	9,845,600	$9,846	$25,341,185	$(21,779,442)	$3,571,679

	Preferred Stock		Common stock		Additional paid-in	Accumulated
As Restated	Shares	$	Shares	$	capital	deficit	Total

Balances, June 30, 2020	94,872	$95	9,490,582	$9,491	$23,863,806	$(17,693,926)	$6,179,466

Conversion of Series A Convertible Preferred Stock into common stock	(5,000)	(5)	13,158	13	(8)	-	-
Settlement of Accounts Payable	-	-	157,000	157	847,043	-	847,200
Shares issued in cashless exercise of warrants	-	-	68,715	69	(69)	-	-
Shares issued in cashless exercise of options	-	-	28,890	29	(29)	-	-
Shares issued to current and former employees and directors	-	-	87,255	87	142,138	-	142,225
Stock based compensation	-	-	-	-	488,304	-	488,304
Net Loss	-	-	-	-	-	(2,747,213)	(2,747,213)

Ending balance, September, 2020	89,872	$90	9,845,600	$9,846	$25,341,185	$(20,441,139)	$4,909,982

SCWorx Corp.

Statement of Stockholder’s Deficit

Nine Months Ended September 30, 2020

	Preferred Stock		Common stock		Additional paid-in	Accumulated
As Filed	Shares	$	Shares	$	capital	deficit	Total

Balances,December 31, 2019	578,567	$579	7,390,261	$7,391	$19,712,115	$(12,794,473)	$6,925,612

Conversion of Series A Convertible Preferred Stock into common stock	(488,695)	(489)	1,286,042	1,286	(797)	-	-
Settlement of Accounts Payable			441,567	442	2,604,948	-	2,605,390
Shares issued in cashless exercise of warrants	-	-	415,904	416	(416)	-	-
Shares issued in cashless exercise of options	-	-	86,424	86	(86)	-	-
Warrants exercised for cash	-	-	7,000	7	38,563	-	38,570
Shares issued to current and former employees and directors	-	-	218,402	218	142,007	-	142,225
Stock based compensation	-	-	-	-	2,844,851	-	2,844,851
Net Loss	-	-	-	-	-	(8,984,969)	(8,984,969)

Ending balance, September 30, 2020	89,872	$90	9,845,600	$9,846	$25,341,185	$(21,779,442)	$3,571,679

	Preferred Stock		Common stock		Additional paid-in	Accumulated
As Restated	Shares	$	Shares	$	capital	deficit	Total

Balances,December 31, 2019	578,567	$579	7,390,261	$7,391	$19,712,115	$(12,794,473)	$6,925,612

Conversion of Series A Convertible Preferred Stock into common stock	(488,695)	(489)	1,286,042	1,286	(797)	-	-
Settlement of Accounts Payable			441,567	442	2,604,948	-	2,605,390
Shares issued in cashless exercise of warrants	-	-	415,904	416	(416)	-	-
Shares issued in cashless exercise of options	-	-	86,424	86	(86)	-	-
Warrants exercised for cash	-	-	7,000	7	38,563	-	38,570
Shares issued to current and former employees and directors	-	-	218,402	218	142,007	-	142,225
Stock based compensation	-	-	-	-	2,844,851	-	2,844,851
Net Loss	-	-	-	-	-	(7,646,666)	(7,646,666)

Ending balance, September 30, 2020	89,872	$90	9,845,600	$9,846	$25,341,185	$(20,441,139)	$4,909,982

SCWorx Corp.

Statement of Cash Flows

Nine Months Ended September 30, 2020

	Nine months ended September 30, 2020			Nine months ended September 30, 2020
	(As Filed)		Adjustments	(As Restated)

Cash flows from operating activities:
Net loss	$(8,984,969)	(1)	$1,338,303	$(7,646,666)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,275		-	29,275
Amortization of intangibles	28,457		-	28,457
Stock-based compensation	4,183,154	(1)	(1,338,303)	2,844,851
Loss on settlement of accounts payable	2,747,615		-	2,747,615
Bad debt expense	189,987		-	189,987
Changes in operating assets and liabilities	662,070		-	662,070
Net cash used in operating activities	(1,144,411)		-	(1,144,411)

Cash flows from investing activities:
Net cash provided by investing activities	(1,229)		-	(1,229)

Cash flows from financing activities:
Net cash provided by financing activities	847,542		-	847,542

Net (decrease) increase in cash	(298,098)		-	(298,098)

Cash, beginning of period	487,953		-	487,953

Cash, end of period	$189,855		$-	$189,855

Note 5. Intangible Assets

Intangible assets as of September 30, 2020 and December 31, 2019 consisted of the following:

		September 30, 2020			December 31, 2019
Intangible assets	Useful life	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Ticketing software	5 years	$64,000	$(21,333)	$42,667	$64,000	$(11,733)	$52,267
Promoter relationships	7 years	176,000	(41,905)	134,095	176,000	(23,048)	152,952
Total intangible assets		$240,000	$(63,238)	$176,762	$240,000	$(34,781)	$205,219

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

Note 6. Loan Payable

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

Note 7. Leases

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

Note 8. Commitments and Contingencies

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

Note 9. Stockholders’ Equity

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

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the nine months ended September 30, 2020 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units	Weighted- average exercise price per share
Balance at December 31, 2019	1,311,916	$9.35	338,595	$5.26	630,303	$-
Granted	100,000	4.75	-	-	2,222,984	-
Exercised	(681,619)	5.57	(160,291)	4.78	(46,931)	-
Cancelled/Forfeited	(88,027)	31.24	(5,263)	24.70	(475,000)	-
Balance at September 30, 2020	642,270	$9.71	173,041	$5.12	2,331,356	$-
Exercisable at September 30, 2020	642,270	$9.71	173,041	$5.12	642,311	$-

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrant.  The fair value at the issuance dates for the above warrant was based upon the following management assumptions:

Issuance dates
Risk-free interest rate	1.00%
Expected dividend yield	0%
Expected volatility	100%
Term	5 years
Fair value of common stock	$2.37

The Company’s outstanding warrants and options at September 30, 2020 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$3.80 - $141.17	642,270	3.03	$9.71	642,270	$9.71	-

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$2.64 - $28.50	173,041	3.61	$5.12	173,041	$5.12	-

As of September 30, 2020 and December 31, 2019, the total unrecognized expense for unvested stock options and restricted stock awards was $3,311,888 and $3,236,292, respectively, to be recognized over a one to three year period for restricted stock awards and one year for option grants from the date of grant.

Stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock-based compensation expense	$488,304	$433,438	$2,844,851	$6,283,811

Stock-based compensation expense categorized by the equity components for the three and nine months ended September 30, 2020 and 2019 was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Common stock	$488,307	$359,910	$2,844,851	$764,807
Stock option awards	-	73,528	-	196,074
Transfer of common stock by founders to contractors	-	-	-	5,322,930
Total	$488,307	$433,438	$2,844,851	$6,283,811

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock options	173,041	188,595	173,041	188,595
Warrants	642,270	1,311,916	642,270	1,311,916
Total common stock equivalents	815,311	1,500,511	815,311	1,500,511

Note 11. Related Party Transactions

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

During April, 2020, a company affiliated with a shareholder advanced $475,000 in cash to the supplier of test kits for their purchase. The amount due is recorded in shareholder advance.

Note 12. Subsequent Events

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

Results of Operations - three months ended September 30, 2020 and 2019

Our operating results for the three month periods ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended
	September 30, 2020 (Restated)	September 30, 2019	Difference

Revenue	$1,171,399	$1,681,928	$(510,529)
Cost of revenues	956,203	1,088,782	(132,579)
General and administrative	2,235,643	1,384,435	851,20
Other income(expense)	(726,766)	151,646	(878,412)
Provision for income taxes	-	747	(747)
Net loss	(2,747,213)	(640,390)	(2,106,823)

Revenues

Revenue for the three months ended September 30, 2020 was $1,171,399, compared to revenue for the three months ended September 30, 2019 of $1,681,928. The decrease in revenue of $510,529 is primarily related to one time customer set-up fees recorded in the third quarter of 2019. Given the disruption caused to our hospital customers by the COVID-19 pandemic, our third quarter was adversely impacted, and we expect the impact to continue into at least the fourth quarter of this year, if not longer. Customer retention includes monthly and annual recurring revenue that should not be significantly impacted by the pandemic.

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

General and administrative

General and administrative expenses increased $851,208 to $2,235,643 for the three months ended September 30, 2020, as compared to $1,384,435 in the same period of 2019. Stock-based compensation (non-cash) increased $20,734 when compared to the third quarter of 2019 due to additional RSUs issued during April 2020. Legal fees increased $907,157 compared to the prior period, due to the ongoing investigations, a number of legal complaints filed against our company during the nine months ended September 30, 2020, and an accrual of an estimated $700,000 in legal fee liability for the Company’s retention obligation on its directors and officers insurance policy (see Note 3. Summary of Significant Accounting Policies). Bad debt expenses increased $189,987 from the same period in 2019. These increases were partially offset by a $129,775 decrease in payroll related expenses due to severance paid in the 2019 period and a $124,655 decrease in travel expenses due to COVID-19. We expect legal fee expenses to remain high due to the ongoing investigations and litigation. We also expect stock compensation expense to remain high due to vesting of equity awards. We are putting plans in place to attempt to reduce other general and administrative expenses.

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

Net Loss

For the three months ended September 30, 2020, we incurred a net loss of $2,747,213 compared to a net loss of $640,390 for the same period in 2019.

Results of Operations - nine months ended September 30, 2020 and 2019

Our operating results for the nine month periods ended September 30, 2020 and 2019 are summarized as follows:

	Nine Months Ended
	September 30, 2020 (Restated)	September 30, 2019	Difference

Revenue	$3,739,798	$4,294,944	$(555,146)
Cost of revenues	2,739,737	3,353,729	(613,992)
General and administrative	7,034,188	10,384,759	(3,350,571)
Other income	(1,612,539)	592,981	(2,205,520)
Provision for income taxes	-	747	(747)
Net loss	(7,646,666)	(8,851,310)	1,204,644

Revenues

Revenue for the nine months ended September 30, 2020 was $3,739,798, compared to revenue for the nine months ended September 30, 2019 of $4,294,944. The decrease in revenue of 555,146 was partially due to one-time customer set-up fees during the three months ended September 30, 2019 that were not present during the nine months ended September 30, 2020. Due to the disruption to our hospital customers caused by the COVID-19 pandemic, our year-to-date results has been adversely impacted, and we expect the impact to continue into at least the fourth quarter of this year, if not longer. Customer retention includes monthly and annual recurring revenue that should not be significantly impacted by the pandemic.

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

General and administrative

General and administrative expenses decreased $3,350,571 to $7,034,188 for the nine months ended September 30, 2020, as compared to $10,384,759 in the same period of 2019. Stock-based compensation (non-cash) decreased 3,438,960 when compared to the nine-month period in 2019 due to shares that were transferred during the first quarter of 2019 to non-employee consultants by our CEO and a former significant shareholder. Accounting and auditing fees decreased $576,951 due to purchase accounting completed during the nine months ended September 30, 2019. SEC and proxy expenses decreased $246,670 due to non-reoccurring fees incurred during the nine-month period of 2019 related to the Company’s acquisition transaction consummated in February 2019. Travel expenses decreased $259,625 due to COVID-19. Payroll and payroll taxes decreased $214,667 due to severance payments in the amount of $195,000 incurred in the 2019 period. During 2019, the Company incurred $250,000 of non-cash stock-based expense arising from a penalty related to its Preferred Stock. These decreases were partially offset by an increase in reserve for bad debt of $187,987, a $228,029 increase in commissions related to data management sales, and a $1,094,799 increase in legal fees due to complaints filed against our company during the first half of 2020 and an accrual of an estimated $700,000 in legal fee liability for the Company’s retention obligation on its directors and officers insurance policy (see Note 3. Summary of Significant Accounting Policies). We expect legal fee expenses to remain high due to the ongoing litigation and investigations. We also expect stock compensation expense to remain high due to vesting of equity awards. We are putting plans in place to attempt to reduce other general and administrative expenses.

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

Net Loss

For the nine months ended September 30, 2020, we incurred a net loss of $7,646,666 compared to a net loss of $8,851,310 for the same period in 2019.

Liquidity and Capital Resources

Going Concern

As of September 30, 2020, we had a working capital deficit of 3,416,428 and accumulated deficit of $20,441,139. During the nine months ended September 30, 2020, we had a net loss of $7,646,666 and used $1,144,411 of cash in operations. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

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

As of September 30, 2020, we had a working capital deficit of $3,416,428, compared to a deficit of $1,768,834 as of December 31, 2019. The $1,647,594 increase in our working capital deficit was due primarily to an approximate, $300,000 decrease in cash, a $383,000 decrease in accounts receivable, an increase in deferred revenue of $585,000, a $1,103,000 increase in accounts payable/accrued liabilities, and funds received from equity financing of $515,000 which are included within current liabilities. These changes were partially offset by an increase in prepaid expenses and other assets of $245,000, and an increase in inventory of $991,000.

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

Cash Flows

	Nine months ended September 30,
	2020	2019

Net cash used in operating activities	$(1,144,411)	$(4,247,469)
Net cash (used in) provided by investing activities	(1,229)	4,912,082
Net cash provided by financing activities	847,542	287,548
Change in cash	$(298,098)	$952,161

Operating Activities

Cash used in operating activities was $1,144,411 for the nine months ended September 30, 2020 (about $127,000 per month), mainly related to the net loss of $7,646,666, an increase of $244,671 in prepaid expenses related to deposits for PPE and an increase in PPE inventory of $991,309. This was partially offset by non-cash stock-based compensation of $2,844,851, the loss on settlement of accounts payable of $1,612,539 (non-cash), an increase in deferred revenue of $585,083 related to customer repayments on long-term SaaS agreements, net decreases in accounts receivable of $192,620, an increase in accounts payable and accrued liabilities of $2,237,862 and net increases in accounts payable and accrued liabilities of $1,102,786. We have been able to finance a significant portion of our operating activities through net increases accounts payable and accrued liabilities, though we do not believe this is sustainable as a source of funding our ongoing operations.

Cash used in operating activities was approximately $4.2 million for the nine months ended September 30, 2019 (about $467,000 per month), mainly related to the net loss of approximately $8.9 million, an increase of $646,000 in accounts receivable mainly related to data consulting and receivables from new customers in the third quarter, a decrease in accounts payable and accrued liabilities of $619,954 related to payments made on payable balances related to the acquisition and operating expenses of SCWorx, a $61,000 decrease in customer deferred revenue related to amortization in customer prepayments on long-term SaaS agreements, $683,000 in non-cash gains on warrants and convertible note assets, partially offset by non-cash stock-based settlement and penalty payments of $321,000 and non-cash stock-based compensation of $6.3 million related to the transfer of shares of common stock from our founders and CEO and President to non-employee contractors.

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

SCWORX CORP.

Date: May 4, 2021	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: May 4, 2021	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer (Principal Financial Officer)