Form 10-K
period 2020-12-31
SCWorx Corp.
filed 2021-05-19
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of June 30, 2020, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $48.1 million, based on the last reported trading price of the Common Stock on that date, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock as of May 15, 2021 was 10,029,433.

SCWORX CORP.

ANNUAL

REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to secure new data management contracts as well as renewals of existing contracts;

●	our ability to obtain additional financing in sufficient amounts or on acceptable terms when required;

●	our dependence on third-party subcontractors to perform some of the work on our contracts;

●	the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business;

●	the impact of the COVID-19 pandemic on our revenues;

●	our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

All references to “SCWorx,” “we,” “us,” “our” or the “Company” mean SCWorx Corp., a Delaware corporation, and where appropriate, its wholly owned subsidiaries

ii

PART I

Item 1. Business

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

Direct-Worx — In March 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC, with the intention of utilizing the SCWorx database to identify trends within the purchasing supply chain and then use this information to assist the Company in its endeavors to provide critical, difficult-to-find items for the healthcare industry.

■	The Company sought to provide COVID-19 Rapid Test Kits and PPE — Personal Protective Equipment to the healthcare industry. PPE includes items such as masks, gloves, gowns, shields, etc.

The Company has extensive experience in the healthcare industry and industry contacts, and a database of items specifically designated to assist the healthcare industry in fulfilling its inventory demands.

The sale of PPE and rapid test kits for COVID-19 represented a new business for the Company and is subject to the myriad risks associated with any new venture. The Company encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE The Company currently has no contracted supply of Rapid Test Kits or PPE. During the year ended December 31, 2020, the Company has completed only minimal sales of COVID-19 rapid test kits and PPE. In addition, changes in market conditions and FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests held by the Company not saleable in the United States, which could have a material adverse effect on the Company’s financial condition and results of operations. There can be no assurance that the Company will be able to generate any significant revenue from the sale of PPE products or rapid test kits, and as of the date of this report, the Company has not generated any material revenue from the sale of PPE or rapid test kits.

The Company is no longer actively seeking to procure and sell Test Kits or PPE. Instead, the Company is focused on selling its current inventory of PPE and Test Kits. The Company may receive commissions for acting as an intermediary with respect to the sale of PPE and/or Test Kits. However, there is no assurance the Company will realize any material revenue from these activities.

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

Barriers to entry to the data management market include technological and application sophistication, the ability to offer a proven product, creating and utilizing a well-established client base and distribution channels, brand recognition, the ability to provide agnostic interoperability and to operate on a variety of MMIS, EMR and financial platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. There are few barriers to entry to the PPE/test kit distribution business.

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

PPE and Rapid Test Kit Products

We are endeavoring to sell our existing inventory of PPE products primarily through use of our internal and external sales personnel. Through the date of filing we have not had significant sales of PPE products.

CageTix Ticketing Platform

In 2020, the majority of paid tickets for regional MMA events were sold by the fighters appearing on the event fight card. Referred to as “fighter consigned” tickets, sales are generally made in face-to-face cash transactions. The CageTix event ticketing platform allowed regional promoters to control the ticketing sales chain. The CageTix platform provided benefits to regional promotions, including the security of credit/debit card sales processing, immediate revenue recognition, and real time sales reporting. Due to the Covid restrictions which were put in place for large gatherings, SCWorx has paused business activity for Cagetix.

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

The company also has a lease for office space in Greenwich, Connecticut which expired in March 2020 and is now Month-to-month.

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

The Company believes that the COVID-19 serology tests held by the Company will conform with the FDA EUA process for COVID-19 serology tests and therefore can be lawfully distributed in the United States. Changes in FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests to be sold by the Company not saleable in the United States, which could have a material adverse effect on the Company.

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

Employees

As of December 31, 2020, we had 9 employees, of which 2 were management and finance and the rest in operations. We primarily utilize independent contractors and third-part vendors for software, maintenance of our database and customer software installation.

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

All three lawsuits allege that our company and our CEO mislead investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. These three class actions were consolidated on September 18, 2020 and Daniel Yannes was designated lead plaintiff. A consolidated Amended Complaint (“CAC”) was filed on October 19, 2020. The Defendants filed a motion to dismiss the CAC on November 18, 2020, and the briefing on that motion was complete on January 8, 2021. We are still awaiting a ruling on the motion, and we intend to continue vigorously defending against this lawsuit.

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

On August 27, 2020, the Lozano and Richter derivative actions were consolidated and jointly stayed until a ruling on a motion to dismiss which we filed in the securities class action case.

On September 30, 2020, a shareholder derivative action was filed in the Supreme Court State of New York, New York County against Marc S. Schessel and Steven Wallitt (current directors) and Charles Miller (a former director). The action is captioned Hemrita Zarins, derivatively on behalf of SCWorx Corp. v. Marc S. Schessel, Charles Miller, Steven Wallitt and SCWorx, Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with the Company’s April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. On October 28, 2020, Zarins withdrew this action and refiled an action in the Chancery Court in the State of Delaware on October 29, 2020. Zarins named as Defendants Marc S. Schessel, Robert Christie (a former director), Steven Wallitt and SCWorx, Nominal Defendant. The allegations, as well as the relief sought, in the Delaware Chancery Court proceeding are substantially the same as that filed in the New York State Action. This action has been stayed pending the ruling on the motion to dismiss in the aforementioned securities class action. The Director Defendants intend to vigorously defend against these proceedings.

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

David Klarman v. SCWorx Corp. f/k/a Alliance MMA, Inc.,

Index No. 619536/2019 (N.Y. State Sup. Ct., Suffolk County)

On October 3, 2019, David Klarman, a former employee of Alliance, served a complaint against SCWorx seeking $400,000.00 for a breach of his employment agreement with Alliance. Klarman claims that Alliance ceased paying him his salary in March 2018 as well as other alleged contractual benefits. SCWorx does not believe that it owes the amount demanded and intends to vigorously defend against these claims. On March 6, 2020, SCWorx filed an answer and counterclaims against Mr. Klarman. On September 18, 2020, the Court granted Klarman’s counsel’s motion to withdraw as counsel due to irreconcilable differences. “The Court stayed the case for 45 days after service of the Court’s order. Mr. Klarman’s wife, Marie Klarman, Esq., filed a Notice of Appearance on November 6, 2020 and filed a motion on November 9, 2020 seeking various forms of relief -- in violation of the Court’s Individual Rules and the Commercial Division Rules. We opposed Klarman’s motion on December 31, 2020 and the case was marked fully submitted on January 21, 2021. By Decision and Order dated March 26, 2021, the Court granted Klarman’s motion to dismiss four (4) of fourteen (14) defenses, denied Klarman’s motion to dismiss SCWorx’s counterclaims against him; denied Klarman’s motion for summary judgment and denied Klarman’s motion to strike allegations contained in the Affirmative Defenses and Counterclaims based on his contention that such allegations were “scandalous” or prejudicial. The Court has scheduled a conference for April 28, 2021 presumably to set a discovery schedule.

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

Our operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic which spread throughout the United States and the world. The New York and New Jersey area, where the Company is headquartered, was at one of the epicenters of the coronavirus outbreak in the United States. The Company has followed the recommendations of local health authorities to minimize exposure risk for its team members since the outbreak.

In addition, the Company’s customers (hospitals) have also experienced extraordinary disruptions to their businesses and supply chains, while experiencing unprecedented demand for health care services related to COVID-19. As a result of these extraordinary disruptions to our customers’ business, our customers have been focused on meeting the nation’s health care needs in response to the COVID-19 pandemic. As a result, there is a significant risk that our customers will not be able to focus any resources on expanding the utilization of our services, which could adversely impact our future growth prospects, at least until the adverse effects of the pandemic subside. In addition, the financial impact of COVID-19 on our hospital customers could cause the hospital to delay payments due to us for services, which could negatively impact our cash flows.

We have attempted to mitigate these risks through the sale of personal protective equipment (“PPE”) and COVID-19 rapid test kits to the health care industry, including many of our hospital customers.

The sale of PPE and rapid test kits for COVID-19 represented a new business for the Company and is subject to the myriad risks associated with any new venture. The Company encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE. The Company currently has no contracted supply of Rapid Test Kits or PPE. During the year ended December 31, 2020, the Company has completed only minimal sales of COVID-19 rapid test kits and PPE. In addition, changes in market conditions and FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests held by the Company not saleable in the United States, which could have a material adverse effect on the Company’s financial condition and results of operations. There can be no assurance that the Company will be able to generate any significant revenue from the sale of PPE products or rapid test kits, and as of the date of this report, the Company has not generated any material revenue from the sale of PPE or rapid test kits.

The Company is no longer actively seeking to procure and sell Test Kits or PPE. Instead, the Company is focused on selling its current inventory of PPE and Test Kits. The Company may receive commissions for acting as an intermediary with respect to the sale of PPE and/or Test Kits. However, there is no assurance the Company will realize any material revenue from these activities.

We have a history of losses and may continue to incur losses in the future.

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. For the year ended December 31, 2020, our revenues were $5,213,118, and we had a net loss of $7,402,350. For the year ended December 31, 2019, our revenues were $5,548,119, and we had a net loss of $11,312,500. At December 31, 2020, we had an accumulated deficit of $20,196,823.

We incurred losses from operations of $6,045,011 for the year ended December 31, 2020 and $11,897,491 for the year ended December 31, 2019. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in our target market and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

If we are unable to grow our revenue, we may never achieve or sustain profitability.

To become profitable, we must, among other things, increase our revenues. Our total revenues stayed relatively flat at $5,213,118 in the year ended December 31, 2020 as compared to $5,548,119 in the year ended December 31, 2019. However, the COVID-19 pandemic may continue to adversely affect our near-term revenue growth. In order to become profitable and then maintain profitability, we must, among other things, increase our revenues while dealing with the COVID-19 pandemic. This adverse effect on revenue will be exacerbated if we are unable to develop and market new products, which could help us increase our sales to existing customers or develop new customers. Even if we are able to grow our revenues, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

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

Our customer base is highly concentrated. Due to the size and nature of our contracts, one or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of consecutive years. Two customers accounted for approximately 22% and 17%, respectively, of our revenue in the year ended December 31, 2020. Two customers accounted for approximately 19% and 10%, respectively, of our revenue in the year ended December 31, 2019. Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers contract from us. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future.

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

Our auditors have indicated in their report on our financial statements for the year ended December 31, 2020 that conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements.

As of December 31, 2020, we had only limited cash on hand, a working capital deficit of $2,414,635 and accumulated deficit of $20,196,823. During the year ended December 31, 2020, we had a net loss of $7,402,350 and used $959,070 of cash in operations. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

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

We will need to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to expand our account management/sales force when we have sufficient capital to do so. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. If we are unable to hire, develop and retain talented account management/sales personnel or if the personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the intended benefits of this investment or increase our revenue.

If we are unable to attract and retain qualified executive officers and managers, we will be unable to operate efficiently, which could adversely affect our business, financial condition, results of operations and prospects.

We depend on the continued efforts and abilities of our management, to establish and maintain our customer relationships and identify strategic opportunities. The loss of any one of them could negatively affect our ability to execute our business strategy and adversely affect our business, financial condition, results of operations and prospects. Competition for managerial talent with significant industry experience is high, and we may lose access to executive officers for a variety of reasons, including more attractive compensation packages offered by our competitors. Although we have entered into employment agreements with certain of our senior level management, we cannot guarantee that any of them or other key management personnel will remain employed by us for any length of time.

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

Please refer to Item 3. Legal Proceedings of this Annual Report on Form 10-K for a detailed description of the pending legal actions and investigations.

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

Risks Related to our Common Stock

Our common stock price has fluctuated substantially, and the trading price of our common stock is likely to continue to be volatile, which could result in losses to investors and litigation.

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

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings. As of December 31, 2020 and May 15, 2021, we had 9,895,600 and 10,029,433 shares of common stock issued and outstanding, respectively, of which 2,296,832 and 2,170,056 shares, respectively, were restricted securities pursuant to Rule 144 promulgated by the SEC. The sale of these shares into the open market may adversely affect the market price of our common stock.

As of December 31, 2020 and May 15, 2021, there were outstanding warrants to purchase an aggregate of 675,091 and 765,552 shares of our common stock, respectively, at a weighted-average exercise price of $8.95 and $8.37 per share, respectively, all of which were exercisable as of such date. The market price of our common stock also may be adversely affected by our issuance of shares of our capital stock or convertible securities in connection with future acquisitions, or in connection with other financing efforts.

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

The trading market for our common stock will rely in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business. We may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the market price for price of our common stock could decline if one or more equity analysts downgrade our common stock or if those our common stock could decline. In the event we obtain securities or industry analyst coverage, the market analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

A failure by us to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business and operating results.

Maintaining effective internal control over financial reporting is necessary for us to produce accurate and complete financial reports and to help prevent financial fraud. In addition, such control is required in order to maintain the listing of our common stock on the Nasdaq Capital Market. While we have undertaken remedial steps to improve our financial reporting process, including the implementation of a firm-wide accounting information system that collects, stores and processes financial and accounting data on a consolidated basis for use in meeting our reporting obligations, there are no assurances that our internal control over financial reporting has been effective at any time since then. For the year ended December 31, 2020, we did not have effective controls over financial reporting. Our management has identified material weaknesses in our internal controls related to deficiency in the design of internal controls and segregation of duties.

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

If we do not manage our planned growth effectively, our revenue, business and operating results may be harmed.

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

We may explore acquiring additional companies and such acquisitions may subject us to additional unknown risks.

We may make future acquisitions of SaaS companies in markets that we do not serve now. We may not be able to reach agreements with such companies on favorable terms or at all. In completing acquisitions, we will rely upon the representations and warranties and indemnities made by the sellers with respect to each acquisition as well as our own due diligence investigation. We cannot assure you that such representations and warranties will be true and correct or that our due diligence will uncover all materially adverse facts relating to the operations and financial condition of the acquired companies or their businesses. To the extent that we are required to pay for undisclosed obligations of an acquired company, or if material misrepresentations exist, we may not realize the expected economic benefit from such acquisition and our ability to seek legal recourse from the seller may be limited.

The value of our goodwill and other intangible assets may decline.

As of December 31, 2020, there was goodwill of $8,366,467. We evaluate goodwill at least annually, and will do so more frequently if events or circumstances indicate that impairment may have occurred. Many of the assumptions and estimates that we make in order to estimate the fair value of our intangible assets directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and the discount rates applied to expected cash flows. We are able to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To avoid undue influence, we have set criteria that are followed in making assumptions and estimates. The determination of whether goodwill or acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting unit. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Please refer to Item 3. Legal Proceedings of this Annual Report on Form 10-K for a detailed description of the pending legal actions and investigations.

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

Our future success significantly depends on the continued service and performance of our key management and other personnel, including our President and COO, Timothy A. Hannibal. We cannot prevent members of senior management from terminating their employment with us even if we have an employment agreement with them. Losing the services of members of senior management could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities. We have not purchased life insurance covering any members of our senior management.

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

Revenues and operating results are difficult to forecast accurately because of our relatively limited operating history as a combined business, which commenced in February of 2019, and because SCWorx’s results generally depend primarily on our ability to secure term service/license agreements, which are subject to varying degrees of uncertainty. As a result, we may be unable to adjust our spending appropriately to compensate for any unexpected revenue shortfall, which may result in substantial losses and a lower market price for our common stock. The Company’s results will also depend on its ability to enter into agreements to acquire and sell PPE and test kits. We have encountered difficulty in securing reliable sources of supply of these products.

We may need additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

In order for us to grow and execute our business plan successfully, we will likely require additional financing which may not be available on acceptable terms or at all. If such financing is available, it may be dilutive to the equity interests of existing stockholders. Failure to obtain financing will have a material adverse effect on our financial position. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

If we fail to meet the continued listing standards and corporate governance requirements for Nasdaq Capital Market companies, we may be subject to de-listing.

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain this listing, we are required to comply with various continued listing standards, including corporate governance requirements, set forth in the Nasdaq Listing Rules. These standards and requirements include, but are not limited to, maintaining a minimum bid price for our common stock, as well as having a majority of our Board members qualify as independent. If we fail to meet any one of these requirements for an extended period of time, we will be subject to possible de-listing. In addition, on January 4, 2021, The Nasdaq Stock Market notified us that due to our failure to hold our annual meeting before December 31, 2020, we were no longer in compliance with their listing rule which requires us to hold our annual meeting before December 31 of each year. The Company intends to hold a Special Meeting in lieu of its 2020 Annual Meeting May 24, 2021, which will have the effect of curing this deficiency.

Further on April 19, 2021 and April 21, 2021, the Nasdaq Stock Market notified the Company that it was not in compliance with the Nasdaq’s rules for continued listing because the Company has not yet filed its 10-K for the fiscal year ended December 31, 2020 (“2020 10-K”), as required by Nasdaq Rule 5250(c)(1) (the April 21 notification superseded the April 19 notification). The most recent Nasdaq notice requires the Company to submit its plan to regain compliance, no later than May 19, 2021. The filing of this 10-K will cure this deficiency.

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

Our stock price has been volatile.

The market price of our common stock has been highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

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

In connection with the Class Action claims and investigations described in Item 3. Legal Proceedings of this Annual Report on Form 10-K, we are obligated to indemnify our officers and directors for costs incurred in defending against these claims and investigations. Because we currently do not have the resources to pay for these costs, our directors and officers liability insurance carrier has agreed to indemnify these persons even though the $750,000 retention under such policy has not yet been met. Ultimately, we will be obligated to pay the amount of the retention to the extent of actual settlement and defense costs, which payments could have a material adverse effect on the Company.

Please refer to Item 3. Legal Proceedings of this Annual Report on Form 10-K for a detailed description of the various actions and investigations for which we are obligated to indemnify our officers and directors.

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

The company also has a lease for office space in Greenwich, Connecticut which expired in March 2020 and is now Month-to-month.

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

All three lawsuits allege that our company and our CEO mislead investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. These three class actions were consolidated on September 18, 2020 and Daniel Yannes was designated lead plaintiff. A consolidated Amended Complaint (“CAC”) was filed on October 19, 2020. The Defendants filed a motion to dismiss the CAC on November 18, 2020, and the briefing on that motion was complete on January 8, 2021. We are still awaiting a ruling on the motion, and we intend to continue vigorously defending against this lawsuit.

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

On August 27, 2020, the Lozano and Richter derivative actions were consolidated and jointly stayed until a ruling on a motion to dismiss which we filed in the securities class action case.

On September 30, 2020, a shareholder derivative action was filed in the Supreme Court State of New York, New York County against Marc S. Schessel and Steven Wallitt (current directors) and Charles Miller (a former director). The action is captioned Hemrita Zarins, derivatively on behalf of SCWorx Corp. v. Marc S. Schessel, Charles Miller, Steven Wallitt and SCWorx, Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with the Company’s April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. On October 28,2020, Zarins withdrew this action and refiled an action in the Chancery Court in the State of Delaware on October 29, 2020. Zarins named as Defendants Marc S. Schessel, Robert Christie (a former director), Steven Wallitt and SCWorx, Nominal Defendant. The allegations, as well as the relief sought, in the Delaware Chancery Court proceeding are substantially the same as that filed in the New York State Action. This action has been stayed pending the ruling on the motion to dismiss in the aforementioned securities class action. The Director Defendants intend to vigorously defend against these proceedings.

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

David Klarman v. SCWorx Corp. f/k/a Alliance MMA, Inc.,

Index No. 619536/2019 (N.Y. State Sup. Ct., Suffolk County)

On October 3, 2019, David Klarman, a former employee of Alliance, served a complaint against SCWorx seeking $400,000.00 for a breach of his employment agreement with Alliance.   Klarman claims that Alliance ceased paying him his salary in March 2018 as well as other alleged contractual benefits.    SCWorx does not believe that it owes the amount demanded and intends to vigorously defend against these claims.  On March 6, 2020, SCWorx filed an answer and counterclaims against Mr. Klarman.  On September 18, 2020, the Court granted Klarman's counsel's motion to withdraw as counsel due to "irreconcilable differences."  The Court stayed the case for 45 days after service of the Court's order.   Mr. Klarman's wife, Marie Klarman, Esq., filed a Notice of Appearance on November 6, 2020 and filed a motion on November 9, 2020 seeking various forms of relief -- in violation of the Court's Individual Rules and the Commercial Division Rules.  We opposed Klarman’s motion on December 31, 2020 and the case was marked fully submitted on January 21, 2021.  By Decision and Order dated March 26, 2021, the Court granted Klarman’s motion to dismiss four (4) of fourteen (14) defenses, denied Klarman’s motion to dismiss SCWorx’s counterclaims against him; denied Klarman’s motion for summary judgment and denied Klarman’s motion to strike allegations contained in the Affirmative Defenses and Counterclaims based on his contention that such allegations were “scandalous” or prejudicial.  On April 7, 2021, Klarman filed a Reply to the Counterclaims, denying the material allegations and interposed numerous affirmative defenses.  The Court has issued a preliminary conference order, setting a discovery cut-off of October 2022.

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

	2020		2019
	High	Low	High	Low
First Quarter	$3.14	$1.55	$7.74	$3.23
Second Quarter	$12.02	$2.09	$7.69	$4.26
Third Quarter	$5.75	$1.29	$5.34	$2.05
Fourth Quarter	$2.22	$1.03	$3.44	$2.20

On January 4, 2021, The Nasdaq Stock Market notified us that due to our failure to hold our annual meeting before December 31, 2020, we were no longer in compliance with their listing rule which requires us to hold our annual meeting before December 31 of each year. The Company intends to hold a Special Meeting in lieu of its 2020 Annual Meeting in May 2021, which will have the effect of curing this deficiency.

Further on April 19, 2021 and April 21, 2021, the Nasdaq Stock Market notified the Company that it was not in compliance with the Nasdaq’s rules for continued listing because the Company has not yet filed its 10-K for the fiscal year ended December 31, 2020 (“2020 10-K”), as required by Nasdaq Rule 5250(c)(1) (the April 21 notification superseded the April 19 notification). The most recent Nasdaq notice requires the Company to submit its plan to regain compliance, no later than May 19, 2021. The filing of this 10-K will cure this deficiency.

Holders of Record

As of May 15, 2021, there were 10,029,433 outstanding shares of common stock held by 86 stockholders of record.

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

Refer to Note 9, Stockholders’ Equity, in the accompanying consolidated financial statements for a non–cash dividend related to the decrease in the exercise price of certain warrants.

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

SCWorx, as part of the acquisition of Alliance MMA, operated an online event ticketing platform focused on serving regional MMA (“mixed martial arts”) promotions.

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

For the year ended December 31, 2020, we had two customers representing 22% and 17% of aggregate revenues. For the year ended December 31, 2019, we had two customers representing 19% and 10% of aggregate revenues. At December 31, 2020, we had three customers representing 35%, 32% and 10% of aggregate accounts receivable. At December 31, 2019, we had four customers representing 17%, 14%, 10% and 10% of aggregate accounts receivable.

Allowance for Doubtful Accounts

Our company continually monitors customer payments and maintains a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectability of our accounts receivable based upon a variety of factors. In cases where we become aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due. For all other customers, we recognize allowances for doubtful accounts based on our historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates. The Company recorded an allowance for doubtful accounts as of December 31, 2020 and 2019 of $183,277 and $344,412, respectively.

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

As of December 31, 2020, we had $2,025,333 of remaining performance obligations recorded as deferred revenue. We expect to recognize sales relating to these existing performance obligations of during 2021.

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

Contract Balances

Contract assets arise when the revenue associated prior to our unconditional right to receive a payment under a contract with a customer (i.e., unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of December 31, 2020 and 2019.

Contract liabilities arise when customers remit contractual cash payments in advance of our company satisfying our performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Deferred revenue for contract liabilities were $2,025,333 and $1,056,637 as of December 31, 2020 and 2019, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the year ended December 31, 2020, we evaluated available evidence and concluded that we may not realize all the benefits of our deferred tax assets; therefore, a valuation allowance was established for our deferred tax assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings. During the years ended December 31, 2020 and 2019, we completed the accounting for tax effects of the Tax Act under ASC 740. There were no impacts to the years ended December 31, 2020 and 2019.

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

Loss Per Share

We compute earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2020 and 2019, we had 790,847 and 1,650,511, respectively, common stock equivalents outstanding.

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

In connection with the Class Action claims and investigations described in Item 3. Legal Proceedings of this Annual Report on Form 10-K, the Company is obligated to indemnify its officers and directors for costs incurred in defending against these claims and investigations.

Contingencies

From time to time, we may be involved in legal and administrative proceedings and claims of various types. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, we disclose the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). We do not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. Refer to Note 8, Commitments and Contingencies, for further information.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is provided for lessees of leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. We adopted the provisions of ASU 2016-02 and ASU 2018-11 in the quarter beginning January 1, 2019. The adoption resulted in the recognition of additional disclosures and a right of use asset of approximately $53,000 included as a component of prepaid expenses and other assets and a lease liability of approximately $53,000, which is included as a component of accounts payable and accrued liabilities at December 31, 2019. The Company did not have any right of use assets or lease liabilities at December 31, 2020.

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

Our operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic which spread throughout the United States and the world. The New York and New Jersey area, where the Company is headquartered, was at one of the epicenters of the coronavirus outbreak in the United States. The Company has followed the recommendations of local health authorities to minimize exposure risk for its team members since the outbreak.

In addition, the Company’s customers (hospitals) have also experienced extraordinary disruptions to their businesses and supply chains, while experiencing unprecedented demand for health care services related to COVID-19. As a result of these extraordinary disruptions to our customers’ business, our customers have been focused on meeting the nation’s health care needs in response to the COVID-19 pandemic. As a result, there is a significant risk that our customers will not be able to focus any resources on expanding the utilization of our services, which could adversely impact our future growth prospects, at least until the adverse effects of the pandemic subside. In addition, the financial impact of COVID-19 on our hospital customers could cause the hospital to delay payments due to us for services, which could negatively impact our cash flows.

We have attempted to mitigate these risks through the sale of personal protective equipment (“PPE”) and COVID-19 rapid test kits to the health care industry, including many of our hospital customers.

The sale of PPE and rapid test kits for COVID-19 represented a new business for the Company and is subject to the myriad risks associated with any new venture. The Company encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE. The Company currently has no contracted supply of Rapid Test Kits or PPE. During the year ended December 31, 2020, the Company has completed only minimal sales of COVID-19 rapid test kits and PPE. In addition, changes in market conditions and FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests held by the Company not saleable in the United States, which could have a material adverse effect on the Company’s financial condition and results of operations. There can be no assurance that the Company will be able to generate any significant revenue from the sale of PPE products or rapid test kits, and as of the date of this report, the Company has not generated any material revenue from the sale of PPE or rapid test kits.

The Company is no longer actively seeking to procure and sell Test Kits or PPE. Instead, the Company is focused on selling its current inventory of PPE and Test Kits. The Company may receive commissions for acting as an intermediary with respect to the sale of PPE and/or Test Kits. However, there is no assurance the Company will realize any material revenue from these activities.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2020 and 2019.

Our operating results for the years ended December 31, 2020 and 2019 are summarized as follows:

	Years Ended
	December 31, 2020	December 31, 2019	Difference
Revenue	$5,213,118	$5,548,119	$(335,001)
Cost of revenues	3,515,279	4,382,083	(866,804)
General and administrative	7,742,850	13,063,527	(5,320,677)
Other (expense) income	(1,357,339)	584,991	(1,942,330)
Provision for income taxes	-	-	-
Net loss	(7,402,350)	(11,312,500)	3,910,150

Our significant balance sheet accounts as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020	December 31, 2019
Balance Sheet Data:
Cash	$376,425	$487,953
Accounts receivable, net	722,156	799,246
Prepaid expenses and other current assets	87,630	11,160
Total current assets	2,184,651	1,298,359
Goodwill and intangible assets, net	8,366,467	8,571,686
Total assets	10,627,274	9,992,805

Total current liabilities	4,599,286	3,067,193
Long-term liabilities	293,972	-
Total liabilities	4,893,258	3,067,193
Stockholders’ equity	5,734,016	6,925,612

Revenues

Revenue for the year ended December 31, 2020 was $5,213,118, compared to revenue for the year ended December 31, 2018, which was $5,548,119. The decline in revenue is primarily related to decreases in one time revenue from the addition in 2019 of new multi-year customer contracts and a decrease in revenue from data consulting projects which were completed during 2019. Given the disruption caused to our hospital customers by the COVID-19 pandemic, we expect that our near-term revenues will likely be adversely impacted.

Expenses

General and administrative expenses decreased $5,320,677 to $7,742,850 for the year ended December 31, 2020, as compared to $13,063,527 in the same period of 2019. This decrease is largely due to decreases of approximately $3.8 million in non-cash stock compensation, approximately $900,000 in salary expense, approximately $415,000 in travel expense, approximately $775,000 in accounting and auditing expense, and approximately $930,000 in research and development costs, partially offset by an increase of approximately $973,000 in legal fees largely related to the matters described in Item 3. Legal Proceedings in 2020.

We had other expense of $1,357,339 in 2020 compared to other income of $584,991 in 2019. In 2020, other expenses were related to losses on stock settlement of payables. In 2019, there was a gain on the fair value of convertible note receivable of $372,282 and a gain on the fair value of asset (warrant) in 2019 of $55,000. Interest expense decreased from $23,720 in 2019 to $0 in 2020.

Liquidity and Capital Resources

Going Concern

Management has concluded and our auditors have indicated in their report on our consolidated financial statements for the year ended December 31, 2020 that conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements. As of December 31, 2020, we had a working capital deficit of $2,414,635 and accumulated deficit of $20,196,823. During the year ended December 31, 2020, we had a net loss of $7,402,350 and used $959,070 of cash in operations. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

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

On March 17, 2021, we received an additional $139,595 in financing from the US government’s Payroll Protection Program (“PPP”). We entered into a loan agreement with Bank of America. This loan agreement was pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the six month period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan.

During May 2020, we received $515,000 from the sale of 135,527 shares of common stock (at a price of $3.80 per share) and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share. Of the $515,000 investment, $125,000 is subject to execution of definitive documents.

We are currently experiencing a working capital deficiency. As of December 31, 2020, we had a working capital deficit of approximately $2.4 million, compared to a deficit of approximately $1.8 million as of December 31, 2019. The approximate $645,000 increase in our working capital deficit was due primarily to an approximate $969,000 increase in contract liabilities, due to the selling additional annual contracts to customers, an approximate $375,000 increase in equity financing not yet converted, an approximate $188,000 increase in accounts payable and accrued expenses, an approximate $112,000 decrease in cash, and an approximate $77,000 decrease in accounts receivable, partially offset by an approximate $998,000 increase in inventory and an approximate $76,000 increase in prepaid expenses.

As of May 15, 2021, we had only limited cash on hand, and we are experiencing negative cash flows from operations. Consequently, we need to raise additional capital as soon as possible to fund our operations and the implementation of our business plan.

Based on our current business plan, we anticipate that our operating activities will use approximately $400,000 in cash per month over the next twelve months, or approximately $4.8 million. Currently we have limited cash on hand, and consequently, we are unable to implement our current business plan. Accordingly, we have an immediate need for additional capital to fund our operating activities.

In order to remedy this liquidity deficiency, we have cut spending and are actively seeking to raise additional funds through the sale of equity and debt securities, and ultimately, we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize additional revenues from the sale of our products and services. As previously stated, our operations are generating negative cash flows, and thus adversely affecting our liquidity. If we are able to secure sufficient funding in the second quarter of 2021 to fully implement our business plan, we expect that our operations could begin to generate significant cash flows in the first quarter of 2022, which should ameliorate our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to fully implement our business plan, in which case there could be a material adverse effect on our results of operations and financial condition.

In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we will be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities (see Note 2 to the Financial Statements - Liquidity/Going Concern).

Based on our current limited availability of funds, we expect to spend minimal amounts on software development and capital expenditures. We expect to fund any software development expenditures through a combination of cash flows from operations and proceeds from equity and/or debt financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity), we will be unable to fund our software development expenditures, in which case, there could be an adverse effect on our business and results of operations.

Cash Flows

	Years ended December 31,
	2020	2019
Net cash used in operating activities	$(959,070)	$(4,691,290)
Net cash provided by investing activities	-	4,915,236
Net cash provided by financing activities	847,542	187,548
Change in cash	$(111,528)	$411,494

Our operations through December 31, 2020 have resulted in negative cash flows from operations of $959,070. If we are able to raise additional capital during the second quarter of 2021 and generate additional revenue through the acquisition of new customers, coupled with an anticipated reduction in legal and accounting expenses, we believe we may begin to generate positive operating cash flows during the first quarter of 2022. However, there is no assurance we will be able to increase our revenue sufficiently so as to generate positive operating cash flows within this time frame.

Operating Activities

Net cash used in operating activities was $959,070 for the year ended December 31, 2020, mainly related to the net loss of $7,402,350, and offset by non-cash stock-based compensation of $3,284,570 related to various equity awards to employees and non-employees, $1,612,538 in non-cash losses related to the settlement of accounts payable, a $848,473 increase in accounts payable and accrued liabilities, and a $968,696 increase in deferred revenue, partially offset by a $76,470 increase in prepaid expenses, and a $523,440 increase in inventory.

Net cash used in operating activities was $4,691,290 for the year ended December 31, 2019, mainly related to the net loss of $11,312,500, and offset by non-cash stock-based compensation of $7,482,254 related to various equity awards to employees and non-employees.

Investing Activities

The Company did not have any investing activities during the year ended December 31, 2020.

Net cash provided by investing activities was $4,915,236 for the year ended December 31, 2019, related to the cash acquired in the reverse acquisition of $5,441,437, partially offset by advances to a shareholder of $199,549 and the purchase of Alliance convertible notes receivable of $215,000 and capital expenditures of $111,652.

Financing Activities

Net cash provided by financing activities was $847,542 for the year ended December 31, 2020, primarily related to $515,000 in proceeds from equity financing and $293,972 in proceeds from a note payable.

Net cash provided by financing activities was $187,548 for the year ended December 31, 2019, primarily related to the proceeds from a note payable, related party.

Contractual Cash Obligations

Refer to Note 8, Commitments and Contingencies, in the accompanying consolidated financial statements for additional detail.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 14, 2020, Withum Smith + Brown (“Withum”), SCWorx Corp.’s independent registered public accounting firm, notified SCWorx Corp. (the “Company” or “Registrant”) that it would no longer be able to provide audit and review services to the Company, effective October 14, 2020. The audit and review services were discontinued for reasons unrelated to the reviews or audited financials of the Company. Withum has audited the Company’s financial statements since 2019.

Withum’s report on the Company’s financial statements for the fiscal year ended December 31, 2019 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principle, except for an explanatory paragraph relating to a substantial doubt regarding the Company’s ability to continue as a going concern. During the fiscal year ended December 31, 2019, and through October 14, 2020, there were no disagreements with Withum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Withum’s satisfaction, would have caused Withum to make reference to the subject matter of the disagreement in connection with its report.

During the fiscal year ended December 31, 2019, and through October 14, 2020, there were no “reportable events” as defined under Item 304(a)(1)(v) of Regulation S-K, except for material weaknesses in internal control over financial reporting.

On October 20, 2020, the Company appointed Sadler Gibb & Associates, LLC (“SG”) as its new independent registered public accounting firm, effective immediately, for the fiscal year ending December 31, 2020. This appointment was authorized and approved by the Audit Committee of the Company’s Board of Directors.

During the fiscal years ended December 31, 2019 and 2018 and through October 20, 2020, the Company did not consult with SG on the application of accounting principles to a specified transaction, either completed or proposed, or consult with SG for the type of audit opinion that might be rendered on the Company’s consolidated financial statements, where a written report or oral advice was provided that SG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, the Company did not consult with SG on the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions or on any “reportable events” as identified under Item 304(a)(1)(v) of Regulation S-K.

As previously disclosed in the Company’s Current Report on Form 8-K filed April 21, 2021, on April 15, 2021, Sadler Gibb & Associates, LLC notified the Company that it was (i) terminating its engagement to provide audit and review services to the Company, effective April 14, 2021, and (ii) withdrawing its consent and association with the Completed Interim Review of the consolidated financial statements performed by SG for the period ended September 30, 2020. SG’s Letter stated that, in reaching this conclusion, it believed that it cannot rely on the representations of management and that there are disagreements between the Company and SG on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SG, would have caused SG to make reference to the subject matter of the disagreement in their reports on the Company's consolidated financial statements. The Company disagreed with SG’s belief regarding the representations of management and requested the opportunity to explain its position to SG, but SG declined such request. The Company and SG also disagreed about the number of reporting units the Company has for financial reporting purposes. The Company’s CFO discussed with SG the number of reporting units. In addition, the Company engaged an independent technical accounting expert who also discussed the Company’s position with SG.

On April 19, 2021, the Company appointed BF Borgers CPA PC (“BFB”) as its new independent registered public accounting firm, effective immediately, for the fiscal year ending December 31, 2020. This appointment was authorized and approved by the Audit Committee of the Company’s Board of Directors.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our President/COO and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of December 31, 2020, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Management Report on Internal Controls over Financial Reporting

Our management has identified material weaknesses in our internal controls related to deficiencies in the design of internal controls and segregation of duties. Management is planning to meet with the Audit Committee to discuss remediation efforts, which are expected to be resolved during 2021, or until such time as management is able to conclude that its remediation efforts are designed and operating effectively. Our management is actively looking for additional accounting and finance personnel to assist in the remediation efforts.

Notwithstanding the foregoing, our management, including our President and Chief Financial Officer, have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2020, the Company hired a new CFO to manage financial reporting, increase the segregation of duties, and implement increased financial controls.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of the date of filing of this Report:

Name	Age	Position(s)
Timothy A. Hannibal	52	President & Chief Operating Officer
Chris Kohler	40	Chief Financial Officer
Alton Irby	80	Director
Marc S. Schessel	58	Director
Mark Shefts	63	Director
Steven Wallitt	59	Director

Background of Officers and Directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Timothy A. Hannibal

Mr. Hannibal has over 29 years’ experience in SaaS and cloud technology, driving revenue, go-to-market strategies, mergers and acquisitions and executive management. Mr. Hannibal Joined the Company in January 2019 as our Chief Revenue Officer. He was appointed interim Chief Financial Officer on June 10, 2020. On August 10, 2020, Mr. Hannibal was appointed President, Chief Operating Officer and a member of the Board of Directors. Prior to joining the Company, Mr. Hannibal was an executive at Primrose Solutions (the predecessor to the SCWorx) which he joined in September of 2016. At Primrose, Mr. Hannibal was responsible for overseeing marketing, sales and operations, including executing the Company’s business plan. Mr. Hannibal has a successful track record of growth and management at both startup and national companies. Prior to joining Primrose, Mr. Hannibal was the President and CEO of VaultLogix, a company he founded, for thirteen years. VaultLogix was a leading SaaS company in the cloud backup industry before being acquired by J2 Global.

Chris Kohler

Mr. Kohler was appointed CFO on November 1, 2020, at which time Mr. Hannibal resigned as Interim CFO. Mr. Kohler has over 15 years of experience serving in a wide variety roles in the finance and accounting sectors. Mr. Kohler is the founder and CEO of Kohler Consulting, Inc., which he founded in 2012. The firm, through Mr. Kohler, provides outsourced CFO and advisory services to private and public companies, with a focus on small cap and start-up businesses.

Alton Irby

Mr. Irby is a co-founder of London Bay Capital and has been Chairman of the firm Since 2006. London Bay Capital makes investments in private companies, and also provides business advisory services. Mr. Irby is a seasoned executive with a highly successful track record in the financial services and investment banking industries in both the UK and the US from 1982 to the present. Mr. Irby has served on the boards on several public and private companies including 17 years as a director of The McKesson Corporation chairing both the Compensation and Finance Committees.

Marc Schessel

Mr. Schessel, is SCWorx’s founder and former Chief Executive Officer. He continues to serve on the Board of Directors, though he has not been renominated to serve on the Board after the Special Meeting in lieu of 2020 Annual Meeting to be held in May 2021. He also serves as a consultant to the Company. He founded SCWorx’s predecessor (Primrose LLC) in 2012 and has been Chairman and CEO of SCWorx since then. Commencing his work in supply chain during his ten years in the Marine Corps, Mr. Schessel was awarded the Naval Achievement medal along with the Naval Commendation medal for services rendered in creating the first automated supply and logistics software (M triple S) which was ultimately put in service at leading corporations such as Sears and IBM. Since leaving the Marine Corps, Mr. Schessel has continued his work in refining programmatic solutions for the most complex and critical supply chains in the country — the healthcare industry. Working in all facets of the Healthcare Supply Chain, Mr. Schessel spent over ten years as a Vice President of Supply Chain for a large NYC based Integrated Delivery Network before forming his own consultancy — focused on delivering automated solutions to Providers, Business-to-Business (B2B) e-commerce companies (GHX), tier one consulting firms, GPOs, distributors, payors and manufacturers. Mr. Schessel also served as a consultant to the United Nations — developing an automated Emergency Medical Response program that, based on the event, forecasts the items, quantities and logistical delivery networks crucial for responders, allowing countries by region to better plan, stock and store critical supplies.

Mark Shefts

Mr. Shefts, has served as a director and a member of our audit committee, compensation committee and nominating committee since May 15, 2020. Mr. Shefts was a member of the board of directors and chairman of the audit committee of Alliance MMA, Inc. from August 2016 to October 2017. Since 2004, Mr. Shefts has served as the Chief Executive Officer of The Rushcap Group, Inc., a privately held investment and consulting firm. Since 2005, Mr. Shefts has served as a Trustee of The Onyx & Breezy Foundation, a non-profit organization. Previously, Mr. Shefts was the Director, President and co-owner of All-Tech Investment Group Inc., from 1987 to 2001, and Domestic Securities, Inc., from 1993 to 2011, each an SEC-registered broker dealer. Mr. Shefts has previously owned seats on both the New York Stock Exchange and the Chicago Stock Exchange. Mr. Shefts has been an arbitrator for the American Arbitration Association and FINRA Dispute Resolution, Inc. with an area of specialization in the field of financial services. Mr. Shefts has held FINRA Series 7, 24 and 63 licenses and a Series 27 qualification as a Financial and Operations Principal. Mr. Shefts is also certified as Financial Services Auditor and a Certified Fraud Examiner. Mr. Shefts has been a Director, EVP & Chief Financial officer of Arbor Entech Corp. and Solar Products Sun-Tank, Inc., each a publicly traded company. Mr. Shefts holds a BS in accounting from Brooklyn College of The City University of New York.

Steven Wallitt

Mr. Wallitt, has worked as owner and director of a packaging materials company since 1981. He is responsible for decision making in all areas of the company, including sourcing the best and most efficient methods for achieving maximum profitability and the highest quality standards. He has extensive knowledge in evaluating sales and marketing proposals. Beginning in 2008, he has been an investor in both private and public companies, as well as early-stage public companies with personal investments of $50,000 to more than $3,000,000. He has consulted for many of these companies in areas ranging from public market strategies, growth strategies, evaluating contract proposals, cost control and evaluating employee responsibilities in order to achieve maximum efficiencies. Since 2014, Mr. Wallitt has been an advisory board member to Redtower Capital, a California-based investment firm where he advises on all aspects of client identification, sales and marketing strategies and profit maximization. Since 2017, he has been a significant investor in Alliance MMA and SCWorx. Mr. Wallitt holds a BA degree in communications from Rider College, Lawrenceville, NJ.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and also to other employees. Our Code of Business Conduct can be found on our website at www.SCWorx.com.

Family Relationships

There are no family relationships between any of our directors, executive officers or significant employees, except that Mr. Schessel, who is currently a director, is the father-in-law of Chad Otens and Theodore Dembowski, two of our significant software developers.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, significant employees or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Board Composition

The Board of Directors currently consists of five directors. Each director will serve in office until the Special Meeting in lieu of 2020 annual meeting of stockholders (to be held in May 2021) or until their successors have been duly elected and qualified, or until the earlier of their respective death, resignation or removal

Our certificate of incorporation provides that that the number of authorized directors will be determined in accordance with our bylaws. Our bylaws provide that the number of authorized directors shall be determined from time to time by a resolution of the Board of Directors, and any vacancies in our board and newly created directorships may be filled only by our Board of Directors.

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

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee has authority to review our financial records, engage with our independent auditors, recommend policies with respect to financial reporting to the Board of Directors and investigate all aspects of our business. The members of the audit committee are Mr. Shefts, Mr. Wallitt and Mr. Irby. The audit committee consists exclusively of directors who are financially literate. In addition, Mr. Shefts will be considered an “audit committee financial expert” as defined by the SEC’s rules and regulations. All members of the Audit Committee currently satisfy the independence requirements and other established criteria of Nasdaq.

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. The members of the compensation committee are Mr. Shefts and Mr. Wallitt.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee identifies and nominates candidates for membership on the Board of Directors, oversees Board of Directors’ committees, advises the Board of Directors on corporate governance matters and any related matters required by the federal securities laws. The members of the Nominating Committee are Mr. Shefts and Mr. Wallitt, and all currently satisfy the independence requirements and other established criteria of Nasdaq.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, and without conducting an independent investigation of our own, we believe that with respect to the fiscal year ended December 31, 2020, our officers and directors, and all of the persons known to us to beneficially own more than 10% of our common stock filed all required reports on a timely basis except for an initial Form 4 filing by our newly appointed CFO due to his needing to apply for Edgar codes.

Item 11. Executive Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2020 and 2019 awarded to, earned by or paid to our executive officers. The value attributable to any option awards and stock awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 9, Stockholders’ Equity, to our consolidated year-end financial statements, the assumptions made in the valuation of these option awards and stock awards is set forth therein.

Name and Principal	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Marc Schessel (1)	2020	373,750	-	240,000	-	-	-	29,805	643,555
Chairman and Former Chief Executive Officer	2019	366,667	-	486,750	-	-	-	27,528	880,945

Timothy Hannibal (2)	2020	244,000	-	1,881,101				37,394	2,162,495
President, Chief Operating Officer and director	2019	200,000	-	324,500	-	-	-	22,916	547,416

Chris Kohler (3)	2020	12,000	-	-	-	-	-	-	12,000
Chief Financial Officer	2019	-	-	-	-	-	-	-	-

James Schweikert (4)	2020	-	-	-	-	-	-	-	-
Former Chief Operating Officer	2019	145,833	-	1,263,750	-	-	-	17,519	1,427,102

John Price (5)	2020	-	-	-	-	-	-	-	-
Former Chief Financial Officer	2019	237,500	-	1,839,250	-	-	-	41,959	2,172,709

(1)	Mr. Schessel was appointed Chairman and Chief Executive Officer of SCWorx Corp (f/k/a Alliance MMA, Inc.) on February 1, 2019. On January 19, 2020 Mr. Schessel resigned as Chief Executive Officer but remains as Chairman.

(2)	Mr. Hannibal was hired as Chief Revenue Officer on February 1, 2019 and was appointed Interim Chief Financial Officer on June 10, 2020. On August 10, 2020 Mr. Hannibal was appointed President and Chief Operating Officer.
(3)	Mr. Kohler was hired as Chief Financial Officer on November 1, 2020.
(4)	Mr. Schweikert was appointed Chief Operating Officer on May 31, 2019. Mr. Schweikert’s employment was terminated by mutual agreement on April 29, 2020.
(5)	Mr. Price was President and Chief Financial Officer of Alliance MMA, until the acquisition on February 1, 2019, at which time he was appointed our Chief Financial Officer. He resigned on October 25, 2019.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2020 and 2019 awarded to, earned by or paid to our directors. The value attributable to any stock option awards reflects the grant date fair values of stock awards calculated in accordance with ASC Topic 718.

		Fees Earned or Paid in Cash	Stock Award	Option Award	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)
Mark Shefts (1)	2020	-	727,685	-	-	-	-	727,685
Director	2019	-	-	-	-	-	-	-

Steven Wallitt (2)	2020	-	240,000	-	-	-	-	240,000
Director	2019	-	-	-	-	-	-	-

Alton Irby (3)	2020	-	-	-	-	-	-	-
Director	2019	-	-	-	-	-	-	-

Francis Knuettel (4)	2020	-	-	-	-	-	-	-
Former Director	2019	-	135,000	73,528	-	-	-	208,528

Ira Ritter (5)	2020	-	-	-	-	-	-	-
Former Director	2019	-	-	203,108	-	-	-	203,108

Joseph Gamberale (6)	2020	-	-	-	-	-	-	-
Former Director	2019	-	-	-	-	-	20,955	20,955

Charles K. Miller (7)	2020	-	240,000	-	-	-	-	240,000
Former Director	2019	-	-	203,108	-	-	-	203,108

Robert Christie (8)	2020	-	-	-	-	-	-	-
Former Director	2019	-	-	203,108	-	-	-	203,108

Joel D Tracy	2020	-	-	-	-	-	-	-
Former Director	2019	-	-	-	-	-	29,777	29,777

Burt Watson	2020	-	-	-	-	-	-	-
Former Director	2019	-	-	-	-	-	-	-

(1)	Mark Shefts was appointed as a Director on May 15, 2020.
(2)	Steven Wallitt was appointed as a Director on October 4, 2019.
(3)	Alton Irby was appointed as a Director on March 16, 2021.
(4)	Francis Knuettel was appointed as a Director on February 1, 2019 and resigned on December 31, 2019.
(5)	Ira Ritter was appointed as a Director on February 1, 2019 and resigned on December 31, 2019.
(6)	Joseph Gamberale was appointed as a Director on February 12, 2015 and resigned on February 1, 2019. His other compensation includes the costs of health insurance premiums paid on his behalf.

(7)	Charles K Miller was appointed as a Director on October 24, 2018 and resigned September 25, 2020.
(8)	Robert Christie was appointed as a Director on February 1, 2019 and resigned April 29, 2020.
(9)	Joel D. Tracy was appointed as a Director on September 30, 2016 and resigned February 1, 2019. His other compensation includes the costs of health insurance premiums paid on his behalf.
(10)	Burt Watson was appointed as a Director on September 30, 2016 and resigned February 1, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 15, 2021: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of May 15, 2021, there were 10,029,433 shares of our common stock outstanding.

Amount and Nature of Beneficial Ownership as of May 15, 2021 (1)

Named Executive Officers and Directors	Common Stock	Preferred Stock	Options/ Warrants	Total	Percentage Ownership
Current
Marc Schessel (5)	1,506,606	—	—	1,506,606	15
Timothy Hannibal	368,420	—	—	368,420	3.7
Chris Kohler	—	—	—	—	*
Steven Wallitt(4)	200,120	5,000	—	213,278	2.1
Mark Shefts(3)	159,391	—	2,340	159,391	1.6
Alton Irby	—	—	—	—	*
Directors and Executive Officers as a Group (6 persons)	2,234,537	5,000	—	2,247,695	22.4

Former
Ira Ritter	—	—	—	—	*
Frank Knuettel II	—	—	—	—	*
Charles K. Miller	3,289	—	—	3,289	*
Joseph Gamberale	400,780	—	82,238	438,018	4.4
Robert Christie	—	—	—	—	*
Joel D. Tracy(2)	19,026	24,105	—	82,461	*
Burt Watson	878	—	—	878	*
John Price	—	—	34,211	34,211	*

*	Represents beneficial ownership of less than 1% of our outstanding stock.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock that may be acquired upon the exercise of stock options within 60 days of May 15, 2021. In determining the percent of common stock owned by a person or entity on May 15, 2021, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days of May 15, 2021 upon the exercise of stock options, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on May 15, 2021 and (ii) the total number of shares that the beneficial owner may acquire upon exercise of stock options within 60 days of May 15, 2021. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o SCWorx Corp., 590 Madison Avenue, 21st Floor, New York, New York 10022.
(2)	In addition to the 11,131 shares of common stock held directly, also includes 7,895 shares of common stock held by a relation of Mr. Tracy. Mr. Tracy has voting and disposition power over the shares. Total holdings also includes 63,435 Common Shares issuable upon conversion of Series A Preferred Stock
(3)	In addition to the 11,704 shares of common stock held directly, also includes 7,968 shares held by the Rushcap Group, Inc., of which Mr. Shefts and his spouse, Wanda Shefts, are the sole stockholders. Mr. Shefts has voting and dispositive power over the shares held by the Rushcap Group, Inc.
(4)	Total holdings includes 13,158 Common Shares issuable upon conversion of Series A Preferred Stock.
(5)	Mr. Schessel resigned as Chief Executive Officer on January 9, 2021 but remains as Chairman as of the date of this filing.

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

The following sets forth the stock option awards to our officers and directors as of December 31, 2020.

Outstanding Equity Awards at December 31, 2020

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Current Officers
Timothy Hannibal
First award	-	-	-	$-	-	-	$-	20,833	$135,208
Second award	-	-	-	$-	-	-	$-	205,054	$635,667
Third award	-	-	-	$-	-	-	$-	100,000	$310,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company incurred interest expense of $23,720 to Mark Munro, a related party during the year ended December 31, 2019, which was accrued and converted to Series A Preferred Stock in 2019.

On July 24, 2020, the Company’s then Chief Executive Officer, Marc Schessel, transferred 20,000 of his personally held common shares to Mark Shefts, a Director as compensation for acting as a director. The company deemed this transfer to be in consideration for services and recorded a non-cash expense of $115,100 for the fair value of the shares transferred.

Included in accounts payable at December 31, 2020 are amounts due to officers of the Company in the amount of $153,838.

Included in accounts receivable at December 31, 2020 are amounts due from a former officer and director of the Company in the amount of $28,673.

On January 19, 2020, Marc. S. Schessel’s employment as CEO of SCWorx, Corp., a Delaware corporation, ceased by mutual agreement, and the Company and Mr. Schessel concurrently entered into a consulting agreement under which Mr. Schessel will provide consulting services to the Company. The Consulting Agreement provides for annual consulting fees of $295,000. In addition, such agreement provides for cash and equity bonuses based on revenue generation. The Consulting Agreement is for a term of two years, but may be terminated by the Company for “cause” (as defined) or by either party for any reason or no reason upon sixty days prior notice. The Consulting Agreement also contains non-competition and non-solicitation provisions which are applicable during the term of the Consulting Agreement and for a period of two years thereafter.

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

Our Board of Directors undertook a review of the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors other than Mark Schessel, and Tim Hannibal, is independent based on the definition of independence in the Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors has selected BF Borgers CPA PC, an independent registered public accounting firm, to audit our financial statements for the year ending December 31, 2020. BF Borgers CPA PC has served as our independent registered public accounting firm since April 2021. Prior to April 2021, the Company’s independent registered public accounting firm was Sadler Gibb & Associates, LLC, and for the year ending December 31, 2019, Withum served as the Company’s independent registered public accounting firm.

Principal Accountant Fees and Services

During 2020 and 2019, fees for services provided by Sadler Gibb were as follows:

	For the year ended December 31,
	2020	2019
Audit Fees	$10,000	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,000	$-

During 2020 and 2019, fees for services provided by Withum were as follows:

	For the year ended December 31,
	2020	2019
Audit Fees	$131,637	$233,589
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$131,637	$233,589

Audit Fees

Audit fees for 2020 and 2019 include amounts related to the audit of our annual consolidated financial statements and quarterly review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q.

Audit Related Fees

Audit Related Fees include amounts related to accounting consultations and services.

Tax Fees

Tax Fees include fees billed for tax compliance, tax advice and tax planning services.

All Other Fees

There were no other fees billed for services rendered to our company, other than the services described above, in 2020 and 2019.

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

SCWorx Corp.

By:	/s/ Timothy Hannibal
Timothy Hannibal
President, Chief Operating Officer
May 19, 2021

By:	/s/ Chris Kohler
Chris Kohler
Chief Financial Officer
May 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Timothy Hannibal
Timothy Hannibal
President, Chief Operating Officer
May 19, 2021

/s/ Chris Kohler
Chris Kohler
Chief Financial Officer
May 19, 2021

/s/ Mark Shefts
Mark Shefts, Director
May 19, 2021

/s/ Steven Wallitt
Steven Wallitt, Director
May 19, 2021

/s/ Alton Irby
Alton Irby Director
May 19, 2021

Index to Consolidated Financial Statements

SCWorx Corp.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of SCWorx Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SCWorx Corp. (the "Company") as of December 31, 2020, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

May 19, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and the Board of Directors of SCWorx Corp.:

Opinion On The Financial Statements

We have audited the accompanying consolidated balance sheet of SCWorx Corp. (the "Company") as of December 31, 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company's auditor since 2018.

/s/ WithumSmith+Brown, PC

East Brunswick, NJ

June 12, 2020

SCWorx Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$376,425	$487,953
Accounts receivable - net	722,159	799,246
Inventory	998,440	-
Prepaid expenses and other assets	87,630	11,160
Total current assets	2,184,651	1,298,359

Fixed assets - net	76,156	105,199
Goodwill	8,366,467	8,366,467
Intangible assets - net	-	205,219
Other assets	-	17,561
Total assets	$10,627,274	$9,992,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,570,115	$2,010,556
Accounts payable and accrued liabilities – related party	153,838	-
Shareholder advance	475,000	-
Deferred revenue	2,025,333	1,056,637
Equity financing	375,000	-
Total current liabilities	4,599,286	3,067,193

Long-term liabilities:
Loan payable	293,972	-
Total long-term liabilities	293,972	-

Total liabilities	4,893,258	3,067,193

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 84,872 and 578,567 shares issued and outstanding, respectively	85	579
Common stock, $0.001 par value; 45,000,000 shares authorized; 9,895,600 and 7,390,261 shares issued and outstanding, respectively	9,896	7,391
Additional paid-in capital	25,920,858	19,712,115
Accumulated deficit	(20,196,823)	(12,794,473)
Total stockholders’ equity	5,734,016	6,925,612

Total liabilities and stockholders’ equity	$10,627,274	$9,992,805

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Operations

	For the years ended December 31,
	2020	2019
Revenue	$5,213,118	$5,548,119

Operating expenses:
Cost of revenues	3,515,279	4,382,083
General and administrative	7,742,850	13,063,527
Total operating expenses	11,258,129	17,445,610

Loss from operations	(6,045,011)	(11,897,491)

Other income (expenses):
Interest expense	-	(23,720)
Interest income	-	37,773
Gain on fair value of convertible notes receivable	-	372,282
Gain on fair value of warrant asset	-	55,000
Loss on settlement of accounts payable	(1,357,339)	-
Other expense	-	(7,990)
Gain on exchange of debt for common stock – related party	-	151,646
Total other income (expense)	(1,357,339)	584,991

Net loss before income taxes	(7,402,350)	(11,312,500)

Provision for (benefit from) income taxes	-	-

Net loss	$(7,402,350)	$(11,312,500)

Net loss per share, basic and diluted	$(0.88)	$(1.81)

Weighted average common shares outstanding, basic and diluted	9,057,127	6,263,846

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Year ended December 31, 2020	Shares	$	Shares	$	capital	deficit	Total
Balances, December 31, 2019	578,567	$579	7,390,261	$7,391	$19,712,115	$(12,794,473)	$6,925,612

Conversion of Series A Convertible Preferred Stock into common stock	(493,695)	(494)	1,299,200	1,299	(805)	-	-
Settlement of Accounts Payable	-	-	441,567	441	2,747,086	-	2,747,527
Shares issued in cashless exercise of warrants	-	-	415,904	416	(416)	-	-
Shares issued in cashless exercise of options	-	-	86,424	86	(86)	-	-
Warrants exercised for cash	-	-	7,000	7	38,563	-	38,570
Shares issued to current and former employees and directors	-	-	218,402	218	146,007	-	146,225
Stock based compensation	-	-	-	-	3,138,432		3,138,432
Shares issued for equity financing	-	-	36,842	38	139,962	-	140,000
Net Loss	-	-	-	-	-	(7,402,350)	(7,402,350)

Ending balance, December 31, 2020	84,872	$85	9,895,600	$9,896	$25,920,858	$(20,196,823)	$5,734,016

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Year ended December 31, 2019	Shares	$	Shares	$	capital	deficit	Total
Balances, December 31, 2018	-	$-	5,838,149	$5,838	$1,244,273	$(1,481,973)	$(231,862)

Surrender of common shares in settlement of due from stockholder balance	-	-	(574,991)	(575)	(1,608,258)	-	(1,608,833)
Series A Convertible Preferred share issuance (Alliance MMA)	629,138	629	-	-	5,980,501	-	5,981,130
Issuance of common stock in settlement of Series A Convertible Preferred Stock contractual fee	-	-	73,156	73	209,885	-	209,958
Conversion of Series A Convertible Preferred Stock into common stock	(240,571)	(240)	633,082	634	(394)		-
Issuance of common stock	-	-	1,283,124	1,283	5,883,078	-	5,884,361
Series A Convertible Preferred share issuance	-	-	-	-		-	-
Conversion of notes payable - related party into Series A Convertible Preferred share issuance	190,000	190	-	-	1,899,810	-	1,900,000
Exercise of warrants	-	-	11,075	11	67,537	-	67,548
Settlement of disputed contractual claim	-	-	19,801	20	117,982	-	118,002
Issuance of warrants in settlement of lease dispute	-	-	-	-	66,275	-	66,275
Shares issued in cashless exercise of warrants	-	-	3,732	4	(4)	-	-
Stock-based compensation related to founder’s transfers of common shares to contractors	-	-	-	-	5,322,930	-	5,322,930
Stock-based compensation related to employee and contractor equity awards	-	-	78,290	78	2,159,247	-	2,159,325
Common stock issued in settlement of litigation			24,843	25	74,975		75,000
Stock and warrant dividend	-	-	-	-	(1,705,722)	-	(1,705,722)
Net loss	-	-	-	-	-	(11,312,500)	(11,312,500)

Ending balance, December 31, 2019	578,567	$579	7,390,261	$7,391	$19,712,115	$(12,794,473)	$6,925,612

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,402,350)	$(11,312,500)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,043	6,453
Amortization of intangibles	205,219	34,781
Stock-based compensation	3,284,570	7,482,254
Loss on settlement of accounts payable	1,612,538	-
Bad debt expense	73,993	344,412
Gain (loss) on change in fair value of warrant assets	-	(55,000)
Settlement of disputed contractual claim	-	118,002
Issuance of warrants in settlement of lease dispute	-	66,275
Common stock issued in settlement of litigation	-	75,000
Gain on exchange of debt for common stock	-	(151,646)
Issuance of common stock in settlement of Series A Convertible Preferred Stock contractual fee	-	209,958
Gain (loss) on change in fair value of convertible notes receivable	-	(372,282)
Non cash interest income	-	(37,773)
Non cash interest expense	-	23,720
Other income	-	7,990
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable	3,097	(622,966)
Prepaid expenses and other assets	(76,470)	(11,160)
Inventory	(523,440)	-
Other assets	17,561	(17,561)
Accounts payable and accrued liabilities	848,473	(719,170)
Deferred revenue	968,696	239,923
Net cash used in operating activities	(959,070)	(4,691,290)

Cash flows from investing activities:
Cash acquired in reverse acquisition	-	5,441,437
Investment in AMMA warrant	-	(19,000)
Advances to shareholder	-	(199,549)
Purchase of convertible notes receivable - Alliance MMA	-	(196,000)
Purchase of fixed assets	-	(111,652)
Net cash provided by investing activities	-	4,915,236

Cash flows from financing activities:
Proceeds from equity financing	515,000	-
Proceeds from loan payable	293,972	-
Proceeds from notes payable - related party	-	120,000
Proceeds from exercise of warrants	38,570	67,548
Net cash provided by financing activities	847,542	187,548

Net (decrease) increase in cash	(111,528)	411,494
Cash, beginning of period	487,953	76,459
Cash, end of period	$376,425	$487,953

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Cashless exercise of warrant	$416	$4
Cashless exercise of options	$86	$-
Settlement of accounts payable with issuance of common stock	$2,747,615	$-
Shareholder advances for purchase of inventory	$475,000	$-
Issuance of warrant in settlement of vendor liability	$-	$66,275
Conversion of Series A Convertible Preferred Stock into common shares		$2,092,445
Common stock issued in settlement of litigation		$75,000
Surrender of common stock in settlement of due from shareholder balance	$-	$1,608,833
Stock and warrant dividend	$-	$1,705,722
Warrants issued to company	$-	$19,000
Issuance of preferred stock penalty		$209,958
Interest receivable converted to common stock		$145,000
Conversion of notes payable-related party into common stock		$151,646
Conversion of notes payable-related party and interest into Series A Convertible Preferred Stock	$-	$1,900,000
Issuance of preferred and common stock in connection with acquisition of Alliance MMA, net of cash	$-	$6,424,054
Measurement period goodwill adjustment		$99,815
Settlement of disputed contractual claim with issuance of common stock	$-	$118,002

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

Business Combination and Related Transactions

On February 1, 2019, Alliance MMA completed the acquisition of SCWorx, changed its name to SCWorx Corp., changed its ticker symbol to “WORX”, and effected a one-for-nineteen reverse stock split of its common stock which combined the 100,000,000 Alliance shares of common stock issued to the Company’s shareholders into 5,263,158 shares of common stock of the newly combined company.

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

On March 16, 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC, with the intention of utilizing the SCWorx database to identify trends within the purchasing supply chain and then use this information to assist the Company in its endeavors to provide critical, difficult-to-find items for the healthcare industry.

The Company sought to provide COVID-19 Rapid Test Kits and PPE — Personal Protective Equipment to the healthcare industry. PPE includes items such as masks, gloves, gowns, shields, etc.

The Company has extensive experience in the healthcare industry and industry contacts, and a database of items specifically designated to assist the healthcare industry in fulfilling its inventory demands.

The sale of PPE and rapid test kits for COVID-19 represented a new business for the Company and is subject to the myriad risks associated with any new venture. The Company encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE The Company currently has no contracted supply of Rapid Test Kits or PPE. During the year ended December 31, 2020, the Company has completed only minimal sales of COVID-19 rapid test kits and PPE. In addition, changes in market conditions and FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests held by the Company not saleable in the United States, which could have a material adverse effect on the Company’s financial condition and results of operations. There can be no assurance that the Company will be able to generate any significant revenue from the sale of PPE products or rapid test kits, and as of the date of this report, the Company has not generated any material revenue from the sale of PPE or rapid test kits.

The Company is no longer actively seeking to procure and sell Test Kits or PPE. Instead, the Company is focused on selling its current inventory of PPE and Test Kits. The Company may receive commissions for acting as an intermediary with respect to the sale of PPE and/or Test Kits. However, there is no assurance the Company will realize any material revenue from these activities.

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

On March 16, 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC to endeavor to source and provide critical, difficult-to-find items for the healthcare industry. Items have become difficult to source due to unexpected disruptions within the supply chain, such as the COVID-19 pandemic. Notwithstanding these efforts, the Company has to date realized only a minimal amount of revenue from the sale of PPE and Test Kits.

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

The Company has suffered recurring losses from operations and incurred a net loss of $7,402,350 for the year ended December 31, 2020 and $11,312,500 for the year ended December 31, 2019. The accumulated deficit as of December 31, 2020 was $20,196,823 The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

As of the filing date of this Report, the Company has only limited cash on hand, and management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months.

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

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Amounts in excess of the FDIC insured limit for the years ended December 31, 2020 and 2019 were $113,361 and zero, respectively.

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

For the year ended December 31, 2020 the Company had two customers representing 22% and 17% of aggregate revenues. For the year ended December 31, 2019, the Company had two customers representing 19% and 10% of aggregate revenues. At December 31, 2020, we had three customers representing 35%, 32% and 10% of aggregate accounts receivable. At December 31, 2019, the Company had four customers representing 17%, 14%, 10% and 10% of aggregate accounts receivable.

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The Company recorded an allowance for doubtful accounts as of December 31, 2020 and 2019 of $183,277 and $344,412, respectively.

Inventory

The inventory balance at December 31, 2020 is related to the Company’s Direct-Worx, LLC subsidiary and consisted of approximately 87,000 gowns and approximately 47,000 test kits. These items are carried on the consolidated balance sheet at cost. A company affiliated with a shareholder advanced the $475,000 in cash to the supplier of the test kits and the amount due is recorded in shareholder advance.

Inventory is valued at the lower of cost or market value. When market value is determined to be less than cost, the Company records an allowance. As of December 31, 2020 and 2019, the Company had allowances of $0.

Leases

The Company determines if an arrangement is a lease at inception. The current portion of lease obligations are included in accounts payable and accrued liabilities on the consolidated balance sheets. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease, which are included in the lease ROU asset when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease components only, none with non-lease components, which are generally accounted for separately (refer to Note 7, Leases, for additional detail).

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

Depreciation expense for the years ended December 31, 2020 and 2019 was $29,043 and $6,453, respectively.

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

PPE Inventory sales

Revenues from the sale of inventory are typically recognized upon shipment to a customer as long as the Company has met all performance obligations related to the sale in accordance to Topic 606.

Brokered PPE sales

PPE revenues are recognized once the customer obtains physical possession of the product(s). Because the Company acts as an agent in arranging the relationship between the customer and the supplier, PPE revenues are presented net of related costs, including product procurement, warehouse and shipping fees, etc.

Remaining Performance Obligations

As of December 31, 2020, we had $2,025,333 of remaining performance obligations recorded as deferred revenue. We expect to recognize sales relating to these existing performance obligations of during 2021.

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

Contract Balances

Contract assets arise when the revenue associated prior to the Company’s unconditional right to receive a payment under a contract with a customer (i.e., unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of December 31, 2020 and 2019.

Contract liabilities arise when customers remit contractual cash payments in advance of our company satisfying our performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $2,025,333 and $1,056,637 as of December 31, 2020 and 2019, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings. The Company completed the accounting for tax effects of the Tax Act under ASC 740. There were no impacts to the years ended December 31, 2020 and 2019.

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

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2020 and 2019, the Company had 790,847 and 1,650,511, respectively, common stock equivalents outstanding.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is provided for lessees of leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. We adopted the provisions of ASU 2016-02 and ASU 2018-11 in the quarter beginning January 1, 2019. The adoption resulted in the recognition of additional disclosures and a right of use asset of approximately $53,000 included as a component of prepaid expenses and other assets and a lease liability of approximately $53,000, which is included as a component of accounts payable and accrued liabilities at December 31, 2019. The Company did not have any right of use assets or lease liabilities at December 31, 2020.

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

Note 4. Related Party Transactions

The Company incurred interest expense of $23,720 to Mark Munro, a related party during the year ended December 31, 2019, which was accrued and converted to Series A Preferred Stock in 2019.

During April, 2020, a company affiliated with a shareholder advanced $475,000 in cash to the supplier of test kits for their purchase. The amount due is recorded in shareholder advance.

On July 24, 2020, the Company’s then Chief Executive Officer, Marc Schessel, transferred 20,000 of his personally held common shares to Mark Shefts, a Director as compensation for acting as a director. The company deemed this transfer to be in consideration for services and recorded a non-cash expense of $115,100 for the fair value of the shares transferred.

Included in accounts payable at December 31, 2020 are amounts due to officers of the Company in the amount of $153,838.

Included in accounts receivable at December 31, 2020 are amounts due from a former officer and director of the Company in the amount of $28,673.

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

The acquisition was accounted for under the acquisition method of accounting. The assets acquired, liabilities assumed and purchase allocation, which is based on valuations of management, is as follows:

Fair Value
Cash	$5,441,437
Goodwill	8,366,467
Identifiable intangible assets:
Ticketing software	64,000
Promoter relationships	176,000
Total identifiable intangible assets	240,000
Account payable	(1,901,624)
Current liabilities - discontinued operations	(380,789)
Aggregate purchase price	$11,765,491

Identified intangible assets consist of the following:

		December 31, 2020
Intangible assets	Useful life	Gross assets	Accumulated amortization	Net
Ticketing software	2 years	$64,000	$(64,000)	$-
Promoter relationships	2 years	176,000	(176,000)	-
Total intangible assets		$240,000	$(240,000)	$-

During the year ended December 31, 2020, the Company determined that while its ticketing platform was still active, the negative impact that COVID 19 had on the overall MMA industry where it is currently being utilized had potentially lessened its useful life as currently deployed. Because of this potential impact, management has chosen to shorten the projected useful life of these assets and accelerate their amortization accordingly.

Amortization expense for the years ended December 31, 2020 and 2019, was $205,219 and $34,781, respectively.

Goodwill

The changes to the carrying value of goodwill for the years ended December 31, 2020 and 2019 are reflected below:

Fair Value
December 31, 2018	$-
Preliminary goodwill related to the acquisition	8,466,282
Measurement period adjustment	(99,815)
December 31, 2019	$8,366,467
Measurement period adjustment	-
December 31, 2020	$8,366,467

During the measurement period the Company adjusted the original goodwill amount by $99,815 during the year ended December 31, 2019.

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

The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 840. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non-lease components and to exclude short-term leases from its consolidated balance sheet. The Company’s adoption of the new standard as of January 1, 2019 resulted in the recognition of right-of-use assets of approximately $53,000 and liabilities of approximately $53,000. There was no impact to the accumulated deficit upon adoption of Topic 842.

As of December 31, 2020, assets recorded under operating leases were $0. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the Company’s incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

For the year ended December 31, 2020 and 2019, the components of lease expense were as follows:

	For the years ended December 31,
	2020	2019
Operating lease cost	$61,895	$39,184
Total lease cost	$61,895	$39,184

Other information related to leases was as follows:

	For the years ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$61,895	$39,184
Weighted average remaining lease term (months) – operating leases	-	3
Weighted average discount rate– operating leases	N/A	10%

The maturity analysis of the Company’s annual undiscounted cash flows of operating lease liabilities as of December 31, 2019 are as follows:

Operating Lease
Year Ending December 31, 2019
Total minimum lease payments	$11,365
Lease amount representing interest	(300)
Total lease liabilities	$11,065

There were no commitments for non-cancelable operating leases as of December 31, 2020 and as of December 31, 2019 there were non-cancellable lease liabilities of $11,365.

As of December 31, 2020 and 2019, the Company has no additional operating leases, other than those noted above, and no financing leases.

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

All three lawsuits allege that our company and our CEO mislead investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. These three class actions were consolidated on September 18, 2020 and Daniel Yannes was designated lead plaintiff. A consolidated Amended Complaint (“CAC”) was filed on October 19, 2020. The Defendants filed a motion to dismiss the CAC on November 18, 2020, and the briefing on that motion was complete on January 8, 2021. We are still awaiting a ruling on the motion, and we intend to continue vigorously defending against this lawsuit.

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

On August 27, 2020, the Lozano and Richter derivative actions were consolidated and jointly stayed until a ruling on a motion to dismiss which we filed in the securities class action case.

On September 30, 2020, a shareholder derivative action was filed in the Supreme Court State of New York, New York County against Marc S. Schessel and Steven Wallitt (current directors) and Charles Miller (a former director). The action is captioned Hemrita Zarins, derivatively on behalf of SCWorx Corp. v. Marc S. Schessel, Charles Miller, Steven Wallitt and SCWorx, Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with the Company’s April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. On October 28, 2020, Zarins withdrew this action and refiled an action in the Chancery Court in the State of Delaware on October 29, 2020. Zarins named as Defendants Marc S. Schessel, Robert Christie (a former director), Steven Wallitt and SCWorx, Nominal Defendant. The allegations, as well as the relief sought, in the Delaware Chancery Court proceeding are substantially the same as that filed in the New York State Action. This action has been stayed pending the ruling on the motion to dismiss in the aforementioned securities class action. The Director Defendants intend to vigorously defend against these proceedings.

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

In connection with these actions and investigations, the Company is obligated to indemnify its officers and directors for costs incurred in defending against these claims and investigations. Because the Company currently does not have the resources to pay for these costs, its directors and officers liability insurance carrier has agreed to indemnify these persons even though the $750,000 retention under such policy has not yet been met. The Company estimates it is currently obligated to pay approximately $700,000 of the retention, which payments could have a material adverse effect on the Company. The $700,000 has been accrued in accounts payable and accrued liabilities in these financial statements.

David Klarman v. SCWorx Corp. f/k/a Alliance MMA, Inc.,

Index No. 619536/2019 (N.Y. State Sup. Ct., Suffolk County)

On October 3, 2019, David Klarman, a former employee of Alliance, served a complaint against SCWorx seeking $400,000.00 for a breach of his employment agreement with Alliance.   Klarman claims that Alliance ceased paying him his salary in March 2018 as well as other alleged contractual benefits.    SCWorx does not believe that it owes the amount demanded and intends to vigorously defend against these claims.  On March 6, 2020, SCWorx filed an answer and counterclaims against Mr. Klarman.  On September 18, 2020, the Court granted Klarman's counsel's motion to withdraw as counsel due to "irreconcilable differences."  The Court stayed the case for 45 days after service of the Court's order.   Mr. Klarman's wife, Marie Klarman, Esq., filed a Notice of Appearance on November 6, 2020 and filed a motion on November 9, 2020 seeking various forms of relief -- in violation of the Court's Individual Rules and the Commercial Division Rules.  We opposed Klarman’s motion on December 31, 2020 and the case was marked fully submitted on January 21, 2021.  By Decision and Order dated March 26, 2021, the Court granted Klarman’s motion to dismiss four (4) of fourteen (14) defenses, denied Klarman’s motion to dismiss SCWorx’s counterclaims against him; denied Klarman’s motion for summary judgment and denied Klarman’s motion to strike allegations contained in the Affirmative Defenses and Counterclaims based on his contention that such allegations were “scandalous” or prejudicial.  On April 7, 2021, Klarman filed a Reply to the Counterclaims, denying the material allegations and interposed numerous affirmative defenses.  The Court has issued a preliminary conference order, setting a discovery cut-off of October 2022.

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

Issuance of Shares Pursuant to Settlement of Accounts Payable

On April 16, 2020, the Company issued 100,000 shares of common stock in full settlement of $640,517 of accounts payable. The shares had a fair value of $6.95 per share.

On May 12, 2020, the Company issued 104,567 shares of common stock in full settlement of $93,150 of accounts payable and recorded a loss on settlement of $509,160. The shares had a fair value of $5.76 per share.

On June 24, 2020, the Company issued 80,000 shares of common stock and warrants to purchase 100,000 shares of common stock, of which 50,000 shall be exercisable at $3.80 per share and the remaining 50,000 shall be exercisable at $5.80 per share, in each case for a term of 5 years, in connection with the termination of a consulting arrangement and in full settlement of any and all claims again the Company. The Company had previously accrued $195,000 in connection with this consulting arrangement. The stock had a fair value of $2.37 per share.

On August 27, 2020, the Company issued 17,000 shares of common stock valued at $40,800 in full settlement of $48,790 of accounts payable. The shares had a fair value of $2.20 per share. The Company recorded a gain on settlement of accounts payable of $7,990.

On September 10, 2020, the Company issued 140,000 shares of common stock valued at $806,400 in full settlement of $88,950 of accounts payable and recorded a loss on settlement of $717,450. The shares had a fair value of $5.76 per share.

Issuance of Shares for Equity Financing

On December 31, 2020, The Company issued 36,842 shares of common stock and 46,053 five year warrants to purchase shares of common stock at $4.00 per share pursuant to the prior receipt of $140,000 in equity financing.

Preferred Stock

Issuance of Series A Preferred Stock

On December 19, 2018, the Company authorized Series A Preferred Shares consisting of 900,000 authorized shares, with a par value of $0.001.

Equity Financing

During May 2020, the Company received $515,000 of a committed $565,000 from the sale of 135,527 shares of common stock (at a price of $3.80 per share) and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share. As of December 31, 2020, the full amount has not been received and only $140,000 worth of the shares and warrants have been issued. The remaining $375,000 is included in equity financing within current liabilities on the consolidated balance sheet.

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

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the year ended December 31, 2019 are:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units	Weighted- average exercise price per share
Balance at December 31, 2018	236,825	$26.00	135,023	$7.70	-	$-
Granted	1,112,220	5.67	203,572	3.65	730,303	-
Exercised	(11,075)	5.51	-	-	-	-
Cancelled/Forfeited	(26,054)	5.51	-	-	(100,000)	-
Balance at December 31, 2019	1,311,916	$9.35	338,595	$5.96	630,303	$-
Exercisable at December 31, 2019	1,311,916	$9.35	226,095	$6.57	630,303	$-

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the year ended December 31, 2020 are:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units	Weighted- average exercise price per share
Balance at December 31, 2019	1,311,916	$9.35	338,595	$5.26	630,303	$-
Granted	146,053	4.51	-	-	2,222,984	-
Exercised	(681,619)	5.57	(160,291)	4.78	(77,234)	-
Expired	(103,891)	35.54	(59,916)	10.55
Cancelled/Forfeited	-	-	-	-	(475,000)	-
Balance at December 31, 2020	672,459	$8.09	118,388	$3.25	2,301,053	$-
Exercisable at December 31, 2020	672,459	$8.09	118,388	$3.25	2,301,053	$-

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrant.  The fair value at the issuance dates for the above warrant was based upon the following management assumptions:

Issuance dates
Risk-free interest rate	1.00 – 1.69%
Expected dividend yield	0%
Expected volatility	100%
Term	5 years
Fair value of common stock	$1.51 - 2.37

The Company’s outstanding warrants and options at December 31, 2020 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$3.80 - $141.17	672,459	3.01	$8.09	672,459	$8.09	-

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$2.64 - $6.84	118,388	3.69	$3.25	118,388	$3.25	-

As of December 31, 2020 and 2019, the total unrecognized expense for unvested stock options and restricted stock awards was approximately $2.5 million and $3.2, respectively, to be recognized over a three-year period for restricted stock awards and one year for option grants from the date of grant.

Stock-based compensation expense for the years ended December 31, 2020 and 2019 was as follows:

	For the years ended December 31,
	2020	2019
Stock-based compensation expense	$3,284,570	$7,482,254

Stock-based compensation expense categorized by the equity components for the years ended December 31, 2020 and 2019 is as follows:

	For the years ended December 31,
	2020	2019
Common stock	$3,169,470	$1,575,044
Stock option awards	-	584,280
Transfer of common stock by founders to contractors	115,100	5,322,930
Total	$3,284,570	$7,482,254

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the years ended December 31,
	2020	2019
Stock options	118,388	338,595
Warrants	672,459	1,311,916
Total common stock equivalents	790,847	1,650,511

Note 11. Income Taxes

By virtue of a merger of the limited liability company into a corporation, the Company became a corporation during 2018.

The significant items comprising the Company’s net deferred taxes as of December 31, 2020 and 2019 are as follows:

	As of December 31,
	2020	2019
Net operating loss	$7,377,962	$6,408,788
Stock options and compensation	1,491,232	747,277
Other	-	18,716
Deferred revenue	-	4,247
Allowance for doubtful accounts	41,512	78,009
Valuation allowance	(8,893,457)	(7,088,189)
Total deferred tax asset	17,249	168,848

Basis difference fixed assets	(17,249)	(25,587)
Basis difference intangible assets	-	(46,482)
Other liabilities	-	(96,779)
Total deferred tax liability	(17,249)	(168,848)

Net deferred tax asset (liability)	$-	$-

The components of the provision for (benefit from) income taxes consist of the following:

	As of December 31,
	2020	2019
Current tax:
Federal	-	-
State	-	-
Total	-	-

Deferred tax:
Federal	$(1,673,758)	$(1,575,843)
State	(131,510)	(123,778)
Less: change in valuation allowance	1,805,268	1,699,621
	-	-
Total	$-	$-

The provision for (benefit from) income taxes varies from the amount computed by applying the statutory rate for reasons summarized below:

	As of December 31, 2020		As of December 31, 2019
Net loss before tax per financial statements	$(7,402,350)		$(11,312,500)

Statutory rate	(1,554,494)	21.00%	(2,375,625)	21.00%
State tax rate	(122,139)	1.65%	(186,642)	1.65%
Permanent items	(128,636)	1.74%	862,623	-7.63%
Rate change	-	0.00%	23	0.00%
Change in valuation allowance	1,805,268	-24,39%	1,699,621	-15.02%
	$-	0.00%	$-	0.00%

As of December 31, 2020 and 2019, the Company had federal net operating loss carryforwards of approximately $32.6 million and $28.3 million, respectively, available to offset future taxable income. As of December 31, 2020 and 2019, the Company had state loss carry-forwards of approximately $15.1 million and $10.8, respectively. Future utilization of net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The federal net operating loss carryforwards can be carried forward indefinitely and state loss carryforwards begin to expire in 2039.

The valuation allowance as of December 31, 2020 and 2019 was $8,893,457 and $7,088,189, respectively. The net change in valuation allowance for the years ended December 31, 2020 and 2019 was an increase of $1,805,268 and $7,014,399, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2020 and 2019.

The Company had no unrecognized tax benefits during 2020 or 2019. By statute, all tax years are open to examination by the major taxing jurisdictions to which the Company is subject.

Note 12. Subsequent Events

Receipt of CARES funding

On March 17, 2021, we received $139,595 in financing from the U.S. government’s Payroll Protection Program (“PPP”). We entered into a loan agreement with Bank of America. This loan agreement was pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan.

Changes in Management

On January 19, 2021, Marc. S. Schessel’s employment as CEO of SCWorx, Corp. ceased by mutual agreement, and the Company and Mr. Schessel concurrently entered into a consulting agreement (“Consulting Agreement”) under which Mr. Schessel will provide consulting services to the Company. The Consulting Agreement provides for annual consulting fees of $295,000. In addition, such agreement provides for cash and equity bonuses based on revenue generation. The Consulting Agreement is for a term of two years, but may be terminated by the Company for “cause” (as defined) or by either party for any reason or no reason upon sixty days prior notice. The Consulting Agreement also contains non-competition and non-solicitation provisions which are applicable during the term of the Consulting Agreement and for a period of two years thereafter.

Equity Issuances

On January 6, 2021, The Company issued 72,369 shares of common stock and 90,461 5 year warrants to purchase shares of common stock at $4.00 per share pursuant to the prior receipt of $275,000 in equity financing.

On February 8, 2021, the Company issued 52,632 shares of common stock to a holder of its Series A Convertible Preferred Stock upon the conversion of 20,000 of such shares of Series A Convertible Preferred Stock.

Between January 25, 2021 and February 8, 2021, the Company issued a total of 8,832 shares of common stock to holders of fully vested restricted stock units.

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

Exhibit #	Exhibit Description
3.1	Certificate of Incorporation, as amended February 1, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s 10-K filed with the SEC on April 1, 2019)

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

10.1	Consulting Agreement dated January 19, 2020 with Marc Schessel*

10.2	Equity Financing and warrant agreement dated December 31, 2020*

10.3	Equity Financing and warrant agreement dated January 6, 2021*

10.4	USA Procurement Purchase agreement dated May 26, 2020*

10.5	USA Procurement Settlement Agreement dated March 12, 2021*

23.1	Consent of independent registered public accounting firm*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith