Form 10-Q
period 2021-03-31
SCWorx Corp.
filed 2021-05-24
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Number of shares of the registrant’s common stock outstanding at May 24, 2021: 10,029,433

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to our ability to:

●	reverse the recent decline in our revenue and resume growing our revenue;

●	obtain additional financing in sufficient amounts or on acceptable terms so that we can fund our business plan;

●	reduce our dependence on third-party subcontractors to perform some of the work on our contracts;

●	mitigate the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business;

●	mitigate the impact of the COVID-19 pandemic on our revenues;

●	adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands; and

●	mitigate the impact of changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current assets:
Cash	$89,119	$376,425
Accounts receivable - net	1,022,186	722,156
Inventory	998,440	998,440
Prepaid expenses and other assets	125,012	87,630
Total current assets	2,234,757	2,184,651

Fixed assets - net	5,473	76,156
Goodwill	8,366,467	8,366,467

Total assets	$10,606,697	$10,627,274

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,718,668	$1,570,115
Accounts payable and accrued liabilities - related party	153,838	153,838
Shareholder advance	475,000	475,000
Deferred revenue	1,963,833	2,025,333
Equity financing	125,000	375,000
Total current liabilities	4,436,339	4,599,286

Long-term liabilities:
Loans payable	433,567	293,972
Total long-term liabilities	433,567	293,972

Total liabilities	4,869,906	4,893,258

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 64,872 and 84,872 shares issued and outstanding, respectively	65	85
Common stock, $0.001 par value; 45,000,000 shares authorized; 10,029,433 and 9,895,600 shares issued and outstanding, respectively	10,030	9,896
Additional paid-in capital	26,671,462	25,920,858
Accumulated deficit	(20,944,766)	(20,196,823)
Total stockholders’ equity	5,736,791	5,734,016

Total liabilities and stockholders’ equity	$10,606,697	$10,627,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2021	2020
Revenue	$1,148,257	$1,123,827

Operating expenses:
Cost of revenues	694,938	833,200
General and administrative	1,201,262	1,440,278
Total operating expenses	1,896,200	2,273,478

Loss from operations	(747,943)	(1,149,651)

Other income (expense)	-	-

Net loss before income taxes	(747,943)	(1,149,651)

Provision for (benefit from) income taxes	-	-

Net loss	$(747,943)	$(1,149,651)

Net loss per share, basic and diluted	$(0.07)	$(0.15)

Weighted average common shares outstanding, basic and diluted	9,999,928	7,568,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Three months ended March 31, 2021	Shares	$	Shares	$	capital	deficit	Total
Balances, December 31, 2020	84,872	$85	9,895,600	$9,896	$25,920,858	$(20,196,823)	$5,734,016

Conversion of Series A Convertible Preferred Stock into common stock	(20,000)	(20)	72,369	53	(33)	-	-
Shares issued for vested restricted stock units	-	-	8,832	9	(9)	-	-
Stock based compensation	-	-	-	-	500,718		500,718
Shares issued for equity financing	-	-	52,632	72	249,928		250,000
Net Loss	-	-	-	-	-	(747,943)	(747,943)

Ending balance, March 31, 2021	64,872	$65	10,029,433	$10,030	$26,671,462	$(20,944,766)	$5,736,791

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Three months ended March 31, 2020	Shares	$	Shares	$	capital	deficit	Total
Balances, December 31, 2019	578,567	$579	7,390,261	$7,391	$19,712,115	$(12,794,473)	$6,925,612

Conversion of Series A Convertible Preferred Stock into common stock	(67,500)	(68)	177,633	178	(110)	-	-
Shares issued to a current and former employee	-	-	66,667	67	367,533	-	367,600
Net loss	-	-	-	-	-	(1,149,651)	(1,149,651)

Ending balance, March 31, 2020	511,067	$511	7,634,561	$7,636	$20,079,538	$(13,944,124)	$6,143,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(747,943)	$(1,149,651)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	70,683	2,259
Amortization of intangibles	-	9,486
Stock-based compensation	500,718	367,600
Loss on settlement of accounts payable	-	-
Bad debt expense	(15,000)	-
Gain (loss) on change in fair value of warrant assets	-
Settlement of disputed contractual claim	-
Issuance of warrants in settlement of lease dispute	-
Common stock issued in settlement of litigation	-
Gain on exchange of debt for common stock	-
Issuance of common stock in settlement of Series A Convertible Preferred Stock contractual fee	-
Gain (loss) on change in fair value of convertible notes receivable	-
Non cash interest income	-
Non cash interest expense	-
Other income	-
Changes in operating assets and liabilities:
Accounts receivable	(285,030)	193,031
Prepaid expenses and other assets	(37,382)	(349,434)
Inventory	-	-
Other assets	-	-
Accounts payable and accrued liabilities	148,553	305,848
Deferred revenue	(61,500)	334,000
Net cash used in operating activities	(426,901)	(286,861)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from notes payable	139,595
Net cash provided by financing activities	139,595	-

Net (decrease) increase in cash	(287,306)	(286,861)
Cash, beginning of period	376,425	487,953
Cash, end of period	$89,119	$201,092

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for equity financing	$250,000	$-
Shares issued for vested restricted stock units	$9	$-
Shares issued to a current and former employee	$-	$67

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

Operations of the Business

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

SCWorx, as part of the acquisition of Alliance MMA, acquired an online event ticketing platform focused on serving regional MMA (“mixed martial arts”) promotions.

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

Impact of the COVID-19 Pandemic

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic which spread throughout the United States and the world. The New York and New Jersey area, where the Company is headquartered, was at one of the early epicenters of the coronavirus outbreak in the United States. The outbreak adversely impacted new customer acquisition. The Company has followed the recommendations of local health authorities to minimize exposure risk for its team members since the outbreak.

In addition, the Company’s customers (hospitals) also experienced extraordinary disruptions to their businesses and supply chains, while experiencing unprecedented demand for health care services related to COVID-19. As a result of these extraordinary disruptions to the Company’s customers’ business, the Company’s customers were focused on meeting the nation’s health care needs in response to the COVID-19 pandemic. As a result, the Company believes that its customers were not able to focus resources on expanding the utilization of the Company’s services, which has adversely impacted the Company’s growth prospects, at least until the adverse effects of the pandemic subside. In addition, the financial impact of COVID-19 on the Company’s hospital customers could cause the hospitals to delay payments due to the Company for services, which could negatively impact the Company’s cash flows.

The Company sought to mitigate these impacts to revenue through the sale of personal protective equipment (“PPE”) and COVID-19 rapid test kits to the health care industry, including many of the Company’s hospital customers.

The sale of PPE and rapid test kits for COVID-19 represented a new business for the Company and is subject to the myriad risks associated with any new venture. The Company encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE. The Company currently has no contracted supply of Rapid Test Kits or PPE. Since the inception of this business, the Company completed only minimal sales of COVID-19 rapid test kits and PPE. In addition, changes in market conditions and FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests held by the Company not saleable in the United States, which could have a material adverse effect on the Company’s financial condition and results of operations. There can be no assurance that the Company will be able to generate any significant revenue from the sale of PPE products or rapid test kits, and as of the date of this report, the Company has not generated any material revenue from the sale of PPE or rapid test kits.

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

The Company’s primary need for liquidity is to fund the working capital needs of the business and general corporate purposes. The Company has historically incurred losses and has relied on borrowings and equity capital to fund the operations and growth of the business. The Company has suffered recurring losses from operations and incurred a net loss of $747,943 for the three months ended March 31, 2021. As of March 31, 2021, the Company had cash of $89,119, a working capital deficit of $2,201,582, and an accumulated deficit of $20,944,766. The Company has not yet achieved profitability and expects to continue to incur negative operating cash flows unless and until it is able to raise sufficient capital and fully implement its business plan. The Company expects that its operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the condensed consolidated financial statements issuance date.

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

These interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in its report on Form 10-K for the year ended December 31, 2020 filed with the SEC on May 19, 2021.

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2021, and the results of its operations and cash flows for the three months ended March 31, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. There were no amounts in excess of the FDIC insured limit as of March 31, 2021 and amounts in excess of the FDIC insured limit of $113,361 as of December 31, 2020.

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

For the quarter ended March 31, 2021, the Company had one customer representing 26% of aggregate revenues. For the quarter ended March 30, 2020, the Company had one customer representing 21% of aggregate revenues. At March 31, 2020, the Company had two customers representing 21%, of aggregate accounts receivable and one customer representing 13% of aggregate accounts receivable. At March 31, 2020, the Company had five customers representing 22%, 16%, 12%, 11% and 11% of aggregate accounts receivable.

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The Company’s allowance for doubtful accounts as of March 31, 2021 and December 31, 2020 was $168,277 and $183,277, respectively.

Inventory

The inventory balance at March 31, 2021 is related to the Company’s Direct-Worx, LLC subsidiary and consisted of approximately 47,000 testing kits, and approximately 87,000 gowns. These items are carried on the unaudited condensed consolidated balance sheet at cost. A company affiliated with a shareholder advanced the $475,000 in cash to the supplier of the test kits and the amount due is recorded in shareholder advance.

Inventory is valued at the lower of cost or market value. When market value is determined to be less than cost, the Company records an allowance. As of March 31, 2021 and December 31, 2020, the Company had allowances of $0.

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

Depreciation expense for the three months ended March 31, 2021 and 2020 was $70,683 and $2,259, respectively.

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

Remaining Performance Obligations

As of March 31, 2021 and December 31, 2020, the Company had $1,963,833 and $2,025,333, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize the majority of sales relating to the current performance obligations during 2021.

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

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of March 31, 2021 and December 31, 2020.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $$1,963,833 and $2,025,333 as of March 31, 2021 and December 31, 2020, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2021 and December 31, 2020, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

There was no income tax expense for the three months ended March 31, 2021 and 2020.

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

In connection with the Class Action and derivative claims and investigations described in Note 6, Commitments and Contingencies, the Company is obligated to indemnify its officers and directors for costs incurred in defending against these claims and investigations.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Note 4. Loans Payable

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

As of March 31, 2021 and December 31, 2020, assets recorded under operating leases were $0. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the Company’s incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

For the three months ended March 31, 2021 and 2020, the components of lease expense were as follows:

	For the three months ended
	March 31,
	2021	2020
Operating lease cost	$20,714	$9,425
Total lease cost	$20,714	$9,425

Other information related to leases was as follows:

	For the three months ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$-	$9,425

Weighted average remaining lease term (months) – operating leases	-	0

Weighted average discount rate– operating leases	N/A	N/A

As of March 31, 2021, the Company has no additional operating leases, other than that noted above, and no financing leases.

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

In addition, following the April 13, 2020 press release and related disclosures (related to COVID-19 rapid test kits), the Securities and Exchange Commission made an inquiry regarding the disclosures we made in relation to the transaction involving COVID-19 test kits. On April 22, 2020, the Securities and Exchange Commission ordered that trading in the securities of our company be suspended because of “questions and concerns regarding the adequacy and accuracy of publicly available information in the marketplace” (the “SEC Trading Halt”). The SEC Trading Halt expired May 5, 2020, at 11:59 PM EDT. We have cooperated fully with the SEC’s investigation and will continue to do so as and when requested.

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

Also in April 2020, we were contacted by the U.S. Attorney’s Office for the District of New Jersey, which is seeking information and documents from our officers and directors relating primarily to the April 13, 2020 press release concerning COVID-19 rapid test kits. We have cooperated fully with the U.S. Attorney’s Office in its investigation and will continue to do so as and when requested.

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

David Klarman v. SCWorx Corp. f/k/a Alliance MMA, Inc.,

Index No. 619536/2019 (N.Y. State Sup. Ct., Suffolk County)

On October 3, 2019, David Klarman, a former employee of Alliance, served a complaint against SCWorx seeking $400,000.00 for a breach of his employment agreement with Alliance.   Klarman claims that Alliance ceased paying him his salary in March 2018 as well as other alleged contractual benefits.    SCWorx does not believe that it owes the amount demanded and intends to vigorously defend against these claims.  On March 6, 2020, SCWorx filed an answer and counterclaims against Mr. Klarman.  On September 18, 2020, the Court granted Klarman’s counsel’s motion to withdraw as counsel due to “irreconcilable differences.”  The Court stayed the case for 45 days after service of the Court’s order.   Mr. Klarman’s wife, Marie Klarman, Esq., filed a Notice of Appearance on November 6, 2020 and filed a motion on November 9, 2020 seeking various forms of relief -- in violation of the Court’s Individual Rules and the Commercial Division Rules.  We opposed Klarman’s motion on December 31, 2020 and the case was marked fully submitted on January 21, 2021.  By Decision and Order dated March 26, 2021, the Court granted Klarman’s motion to dismiss four (4) of fourteen (14) defenses, denied Klarman’s motion to dismiss SCWorx’s counterclaims against him; denied Klarman’s motion for summary judgment and denied Klarman’s motion to strike allegations contained in the Affirmative Defenses and Counterclaims based on his contention that such allegations were “scandalous” or prejudicial.  On April 7, 2021, Klarman filed a Reply to the Counterclaims, denying the material allegations and interposed numerous affirmative defenses.  The Court has issued a preliminary conference order, setting a discovery cut-off of October 2022.

At this time, we are unable to predict the duration, scope, or possible outcome of these investigations and lawsuits.

Note 7. Stockholders’ Equity

Authorized Shares

The Company has 45,000,000 Common shares and 900,000 Series A convertible preferred shares authorized with a par value of $0.001 per share.

Common Stock

Issuance of Shares Pursuant to Conversion of Series A Preferred Stock

During February 2021, the Company issued 52,632 shares of common stock to a holder of its Series A Convertible Preferred Stock upon the conversion of 20,000 of such shares of Series A Convertible Preferred Stock.

Issuance of Shares for Equity Financing

On January 6, 2021, The Company issued 72,369 shares of common stock and 90,461 5 year warrants to purchase shares of common stock at $4.00 per share pursuant to the prior receipt of $275,000 in equity financing.

Issuance of Shares for Vested Restricted Stock Units

Between January 25, 2021 and February 8, 2021, the company issued a total of 8,832 shares of common stock to holders of fully vested restricted stock units.

Equity Financing

During May 2020, the Company received $515,000 of a committed $565,000 from the sale of 135,527 shares of common stock (at a price of $3.80 per share) and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share. As of March 31, 2021, the full amount has not been received and only $415,000 worth of the shares and warrants have been issued. The remaining $125,000 is included in equity financing within current liabilities on the consolidated balance sheet.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the three months ended March 31, 2020 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2020	672,459	$8.09	118,388	$3.25	2,301,053
Granted	90,461	4.00	-	-	-
Exercised	-	-	-	-	(8,832)
Expired	-	-	-	-	(64,583)
Balance at March 31, 2021	762,920	$7.60	118,388	$3.25	2,227,638
Exercisable at March 31, 2021	762,920	$7.60	118,388	$3.25	2,227,638

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrant. The fair value at the issuance dates for the above warrant was based upon the following management assumptions:

Issuance date
Risk-free interest rate	0.49%
Expected dividend yield	-%
Expected volatility	100%
Term	5 years
Fair value of common stock	$1.95

The Company’s outstanding warrants and options at March 31, 2021 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$3.80 - $141.17	762,920	3.04	$7.60	762,920	$7.60	-

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$2.64 - $28.50	118,388	3.36	$3.25	118,388	$3.25	-

As of March 31, 2021 and December 31, 2020, the total unrecognized expense for unvested stock options and restricted stock awards was approximately $2 million and $2.5 million, respectively, to be recognized over a one to three year period from the date of grant.

Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was as follows:

	For the three months ended
	March 31,
	2021	2020
Stock-based compensation expense	$500,718	$367,600

Stock-based compensation expense categorized by the equity components for the three months ended March 31, 2021 and 2020 was as follows:

	For the three months ended
	March 31,
	2021	2020
Common stock	$500,718	$367,600
Total	$500,718	$367,600

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the three months ended
	March 31,
	2021	2020
Stock options	118,388	338,595
Warrants	762,920	1,311,916
Total common stock equivalents	881,308	1,650,511

Note 9. Related Party Transactions

At March 31, 2021 and December 31, 2020 Company had amounts due to officers in the amount of $153,838.

During April, 2020, a company affiliated with a shareholder advanced $475,000 in cash to the supplier of test kits for their purchase. The amount due is recorded in shareholder advance.

Note 10. Subsequent Events

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that there were no additional reportable subsequent events to be disclosed.

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

Corporate Information

SCWorx, LLC (n/k/a SCW FL Corp.) (“SCW LLC”) was a privately held limited liability company which was organized in Florida on November 17, 2016. On December 31, 2017, SCW LLC acquired Primrose Solutions, LLC (“Primrose”), a Delaware limited liability company, which became its wholly-owned subsidiary and focused on developing functionality for the software now used and sold by SCWorx Corp. (the “Company” or “SCWorx”). The majority interest holders of Primrose were interest holders of SCW LLC and based upon Staff Accounting Bulletin Topic 5G, the technology acquired has been accounted for at predecessor cost of $0. To facilitate the planned acquisition by Alliance MMA, Inc., a Delaware corporation (“Alliance”), on June 27, 2018, SCW LLC merged with and into a newly-formed entity, SCWorx Acquisition Corp., a Delaware corporation (“SCW Acquisition”), with SCW Acquisition being the surviving entity. Subsequently, on August 17, 2018, SCW Acquisition changed its name to SCWorx Corp. On November 30, 2018, our company and certain of our stockholders agreed to cancel 6,510 shares of common stock. In June 2018, we began to collect subscriptions for common stock. From June to November 2018, we collected $1,250,000 in subscriptions and issued 3,125 shares of common stock to new third-party investors. In addition, on February 1, 2019, (i) SCWorx Corp. (f/k/a SCWorx Acquisition Corp.) changed its name to SCW FL Corp. (to allow Alliance to change its name to SCWorx Corp.) and (ii) Alliance acquired SCWorx Corp. (n/k/a SCW FL Corp.) in a stock-for-stock exchange transaction and changed Alliance’s name to SCWorx Corp., which is our company’s current name, with SCW FL Corp. becoming our subsidiary. On March 16, 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC.

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

Impact of the COVID-19 Pandemic

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic which spread throughout the United States and the world. The New York and New Jersey area, where the Company is headquartered, was at one of the early epicenters of the coronavirus outbreak in the United States. The outbreak adversely impacted new customer acquisition. The Company has followed the recommendations of local health authorities to minimize exposure risk for its team members since the outbreak.

In addition, the Company’s customers (hospitals) also experienced extraordinary disruptions to their businesses and supply chains, while experiencing unprecedented demand for health care services related to COVID-19. As a result of these extraordinary disruptions to the Company’s customers’ business, the Company’s customers were focused on meeting the nation’s health care needs in response to the COVID-19 pandemic. As a result, the Company believes that its customers were not able to focus resources on expanding the utilization of the Company’s services, which has adversely impacted the Company’s growth prospects, at least until the adverse effects of the pandemic subside. In addition, the financial impact of COVID-19 on the Company’s hospital customers could cause the hospitals to delay payments due to the Company for services, which could negatively impact the Company’s cash flows.

The Company sought to mitigate these impacts to revenue through the sale of personal protective equipment (“PPE”) and COVID-19 rapid test kits to the health care industry, including many of the Company’s hospital customers.

The sale of PPE and rapid test kits for COVID-19 represented a new business for the Company and is subject to the myriad risks associated with any new venture. The Company encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE. The Company currently has no contracted supply of Rapid Test Kits or PPE. Since the inception of this business, the Company completed only minimal sales of COVID-19 rapid test kits and PPE. In addition, changes in market conditions and FDA processes governing the sale of COVID-19 serology tests could have the effect of rendering the COVID-19 serology tests held by the Company not saleable in the United States, which could have a material adverse effect on the Company’s financial condition and results of operations. There can be no assurance that the Company will be able to generate any significant revenue from the sale of PPE products or rapid test kits, and as of the date of this report, the Company has not generated any material revenue from the sale of PPE or rapid test kits.

The Company is no longer actively seeking to procure and sell Test Kits or PPE. Instead, the Company is focused on selling its current inventory of PPE and Test Kits. The Company may receive commissions for acting as an intermediary with respect to the sale of PPE and/or Test Kits. However, there is no assurance the Company will realize any material revenue from these activities.

Results of Operations - three months ended March 31, 2021

Our operating results for the three month periods ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020	Difference
Revenue	$1,148,257	$1,123,827	$24,430
Cost of revenues	694,938	833,200	(138,262)
General and administrative	1,201,262	1,440,278	(239,016)
Other (expense) income	-	-	-
Provision for income taxes	-	-	-
Net loss	(747,943)	(1,149,651)	401,708

Revenues

Revenue for the three months ended March 31, 2021 remained relatively unchanged at $1,148,257, compared to revenue for the three months ended March 31, 2020 of $1,123,827. We expect near term revenues to remain relatively flat, unless and until we raise sufficient capital to fully implement our business plan.

Operating Expenses

Cost of revenues

Cost of revenues were $694,938 for the three months ended March 31, 2021 compared to $833,200 for the same period in 2020. The decrease was primarily the result of salary reductions implemented by the Company in the fourth quarter 2020 to reduce cash expenditures.

General and administrative

General and administrative expenses decreased $239,016 to $1,201,262 for the three months ended March 31, 2021, as compared to $1,440,278 in the same period of 2020. This decrease was primarily due to a decrease in salaries and contractor expense of approximately $350,000 partially offset by an increase in stock-based compensation (non-cash) of approximately $130,000.

Net Loss

For the three months ended March 31, 2021, we incurred a net loss of $747,943 compared to a net loss of $1,149,651 for the same period in 2020.

Liquidity and Capital Resources

Going Concern

As of March 31, 2021, we had a working capital deficit of 2,201,582 and accumulated deficit of $20,944,766. During the three months ended March 31, 2021, we had a net loss of $747,943 and used $426,901 of cash in operations. We have historically incurred operating losses and negative operating cash flows, which we may continue to incur for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to raise additional capital and grow our revenues, we may not be able to sustain our business, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

As of the date of this report, we have only limited cash on hand, and we are experiencing negative cash flows from operations. Consequently, we need to raise additional capital in the very near term to fund our operations and the implementation of our business plan.

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

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and/or debt securities, and ultimately, we will need to generate substantial positive operating cash flows. We expect that our internal sources of funds will consist of cash flows from operations, but not until we begin to realize additional revenues from the sale of our products and services. As previously stated, our operations are generating negative cash flows, and thus adversely affecting our liquidity. If we are able to secure sufficient funding in the second quarter of 2021 to fully implement our business plan, we expect that our operations could begin to generate significant cash flows during the first quarter of 2022, which should ameliorate our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to fully implement our business plan, in which case there could be a material adverse effect on our results of operations and financial condition.

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

Cash Flows

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(426,901)	$(286,861)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	139,595	-
Change in cash	$(287,306)	$(286,861)

Operating Activities

Cash used in operating activities was approximately $427,000 for the three months ended March 31, 2021 (about $142,000 per month), mainly related to the net loss of approximately $750,000, a $285,000 increase in accounts receivable, a $38,000 increase in prepaid expenses, and a $62,000 decrease in deferred revenue , partially offset by non-cash stock-based compensation of $500,000, an increase in accounts payable and accrued liabilities of $148,000 and depreciation expense of $71,000.

Cash used in operating activities was approximately $287,000 for the three months ended March 31, 2020, primarily related to the net loss of $1.1 million, a $349,000 increase in prepaid expenses, and a $334,000 decrease in deferred revenue, partially offset by stock-based compensation of $367,600 , an approximate $193,000 decrease in accounts receivable, an approximate $305,000 increase in accounts payable and accrued liabilities.

Investing Activities

We had no investing activities during the three months ended March 31, 2021 and 2020

Financing Activities

Cash provided by financing activities was $139,595 for the three months ended March 31, 2021. This consisted of proceeds from a loan payable.

We had no financing activities for the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2021, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of March 31, 2021, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

David Klarman v. SCWorx Corp. f/k/a Alliance MMA, Inc.,

Index No. 619536/2019 (N.Y. State Sup. Ct., Suffolk County)

On October 3, 2019, David Klarman, a former employee of Alliance, served a complaint against SCWorx seeking $400,000.00 for a breach of his employment agreement with Alliance.   Klarman claims that Alliance ceased paying him his salary in March 2018 as well as other alleged contractual benefits.    SCWorx does not believe that it owes the amount demanded and intends to vigorously defend against these claims.  On March 6, 2020, SCWorx filed an answer and counterclaims against Mr. Klarman.  On September 18, 2020, the Court granted Klarman’s counsel’s motion to withdraw as counsel due to “irreconcilable differences.”  The Court stayed the case for 45 days after service of the Court’s order.   Mr. Klarman’s wife, Marie Klarman, Esq., filed a Notice of Appearance on November 6, 2020 and filed a motion on November 9, 2020 seeking various forms of relief -- in violation of the Court’s Individual Rules and the Commercial Division Rules.  We opposed Klarman’s motion on December 31, 2020 and the case was marked fully submitted on January 21, 2021.  By Decision and Order dated March 26, 2021, the Court granted Klarman’s motion to dismiss four (4) of fourteen (14) defenses, denied Klarman’s motion to dismiss SCWorx’s counterclaims against him; denied Klarman’s motion for summary judgment and denied Klarman’s motion to strike allegations contained in the Affirmative Defenses and Counterclaims based on his contention that such allegations were “scandalous” or prejudicial.  On April 7, 2021, Klarman filed a Reply to the Counterclaims, denying the material allegations and interposed numerous affirmative defenses.  The Court has issued a preliminary conference order, setting a discovery cut-off of October 2022.

At this time, we are unable to predict the duration, scope, or possible outcome of these investigations and lawsuits.

Item 1A. Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended March 31, 2021 we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K

Item 3. Default under Senior Securities

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

Exhibit #	Exhibit Description
3.1	Certificate of Incorporation, as amended February 1, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s 10-K filed with the SEC on April 1, 2019)

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

10.1	USA Procurement Purchase agreement dated May 26, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s 10-K filed with the SEC on May 19, 2021)

10.2	USA Procurement Settlement Agreement dated March 12, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s 10-K filed with the SEC on May 19, 2021)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: May 24, 2021	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: May 24, 2021	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer (Principal Financial Officer)