Form 10-Q
period 2021-06-30
SCWorx Corp.
filed 2021-08-16
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Number of shares of the registrant’s common stock outstanding at August 11, 2021: 10,536,042

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
ASSETS	2021	2020
	(Unaudited)
Current assets:
Cash	$32,070	$376,425
Accounts receivable - net	494,204	722,156
Inventory	362,000	998,440
Prepaid expenses and other assets	129,121	87,630
Total current assets	1,017,395	2,184,651

Fixed assets - net	3,608	76,156
Goodwill	8,366,467	8,366,467
Total assets	$9,387,470	$10,627,274

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,400,284	$1,570,115
Accounts payable and accrued liabilities - related party	153,838	153,838
Shareholder advance	-	475,000
Deferred revenue	921,333	2,025,333
Equity financing	125,000	375,000
Total current liabilities	3,600,455	4,599,286

Long-term liabilities:
Loans payable	433,567	293,972
Total long-term liabilities	433,567	293,972

Total liabilities	4,034,022	4,893,258

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 64,872 and 84,872 shares issued and outstanding, respectively	65	85
Common stock, $0.001 par value; 45,000,000 shares authorized; 10,389,522 and 9,895,600 shares issued and outstanding, respectively	10,390	9,896
Additional paid-in capital	27,533,303	25,920,858
Accumulated deficit	(22,190,310)	(20,196,823)
Total stockholders’ equity	5,353,448	5,734,016

Total liabilities and stockholders’ equity	$9,387,470	$10,627,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$1,095,824	$1,444,572	$2,244,081	$2,568,399

Operating expenses:
Cost of revenues	735,682	950,334	1,430,620	1,783,534
General and administrative	1,605,686	3,358,267	2,806,948	4,798,545
Total operating expenses	2,341,368	4,308,601	4,237,568	6,582,079

Loss from operations	(1,245,544)	(2,864,029)	(1,993,487)	(4,013,680)

Other income (expense)
Loss on settlement of accounts payable	-	(885,773)	-	(885,773)

Net loss before income taxes	(1,245,544)	(3,749,802)	(1,993,487)	(4,899,453)

Provision for (benefit from) income taxes	-	-	-	-

Net loss	$(1,245,544)	$(3,749,802)	$(1,993,487)	$(4,899,453)

Net loss per share, basic and diluted	$(0.12)	$(0.41)	$(0.20)	$(0.59)

Weighted average common shares outstanding, basic and diluted	10,140,873	9,069,792	10,070,790	8,319,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Three months ended June 30, 2021	Shares	$	Shares	$	capital	deficit	Total

Balances, March 31, 2021	64,872	$65	10,029,433	$10,030	$26,671,462	$(20,944,766)	$5,736,791

Shares issued as settlement of accounts payable	-	-	96,757	97	132,460	-	132,557
Shares issued for vested restricted stock units	-	-	263,332	263	(263)	-	-
Stock based compensation	-	-	-	-	729,644	-	729,644
Net Loss	-	-	-	-	-	(1,245,544)	(1,245,544)

Ending balance, June 30, 2021	64,872	$65	10,389,522	$10,390	$27,533,303	$(22,190,310)	$5,353,448

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Six months ended June 30, 2021	Shares	$	Shares	$	capital	deficit	Total

Balances, December 31, 2020	84,872	$85	9,895,600	$9,896	$25,920,858	$(20,196,823)	$5,734,016

Conversion of Series A Convertible Preferred Stock into common stock	(20,000)	(20)	72,369	53	(33)	-	-
Shares issued as settlement of accounts payable	-	-	96,757	97	132,460	-	132,557
Shares issued for vested restricted stock units	-	-	272,164	272	(272)	-	-
Shares issued for equity financing	-	-	52,632	72	249,928	-	250,000
Stock based compensation	-	-	-	-	1,230,362	-	1,230,362
Net Loss	-	-	-	-	-	(1,993,487)	(1,993,487)

Ending balance, June 30, 2021	64,872	$65	10,389,522	$10,390	$27,533,303	$(22,190,310)	$5,353,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Three months ended June 30, 2020	Shares	$	Shares	$	capital	deficit	Total

Balances, March 31, 2020	511,067	$511	7,634,561	$7,636	$20,079,538	$(13,944,124)	$6,143,561

Conversion of Series A Convertible Preferred Stock into common stock	(416,195)	(416)	1,095,251	1,095	(679)	-	-
Shares issued as settlement of accounts payable	-	-	284,567	285	1,757,905	-	1,758,190
Shares issued in cashless exercise of warrants	-	-	347,189	347	(347)	-	-
Shares issued in cashless exercise of options	-	-	57,534	57	(57)	-	-
Warrants exercised for cash	-	-	7,000	7	38,563	-	38,570
Shares issued to current and former employees and directors	-	-	64,480	64	1,988,883	-	1,988,947
Net loss	-	-	-	-	-	(3,749,802)	(3,749,802)

Ending balance, June 30, 2020	94,872	$95	9,490,582	$9,491	$23,863,806	$(17,693,926)	$6,179,466

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Six months ended June 30, 2020	Shares	$	Shares	$	capital	deficit	Total

Balances, December 31, 2019	578,567	$579	7,390,261	$7,391	$19,712,115	$(12,794,473)	$6,925,612

Conversion of Series A Convertible Preferred Stock into common stock	(483,695)	(484)	1,272,884	1,273	(789)	-	-
Shares issued as settlement of accounts payable	-	-	284,567	285	1,757,905	-	1,758,190
Shares issued in cashless exercise of warrants	-	-	347,189	347	(347)	-	-
Shares issued in cashless exercise of options	-	-	57,534	57	(57)	-	-
Warrants exercised for cash	-	-	7,000	7	38,563	-	38,570
Shares issued to current and former employees and directors	-	-	131,147	131	2,356,416	-	2,356,547
Net loss	-	-	-	-	-	(4,899,453)	(4,899,453)

Ending balance, June 30, 2020	94,872	$95	9,490,582	$9,491	$23,863,806	$(17,693,926)	$6,179,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,993,487)	$(4,899,453)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72,548	19,516
Amortization of intangibles	-	18,971
Change in inventory value	161,440	-
Stock-based compensation	1,230,362	2,356,547
Loss on settlement of accounts payable	-	885,773
Bad debt expense	104,501	-
Changes in operating assets and liabilities:
Accounts receivable	123,451	63,554
Prepaid expenses and other assets	(41,491)	(655,346)
Inventory	475,000	(109,244)
Other long-term assets	-	17,561
Accounts payable and accrued liabilities	(374,774)	530,501
Deferred revenue	(241,500)	770,625
Net cash used in operating activities	(483,950)	(1,000,995)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from notes payable	139,595	293,972
Proceeds from equity financing	-	515,000
Proceeds from exercise of warrants	-	38,570
Net cash provided by financing activities	139,595	847,542

Net (decrease) increase in cash	(344,355)	(153,453)

Cash, beginning of period	376,425	487,953

Cash, end of period	$32,070	$334,500

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for equity financing	$250,000	$-
Shares issued for vested restricted stock units	$272	$-
Shares issued to a current and former employee	$-	$2,356,547
Cashless exercise of warrant	$-	$347
Cashless exercise of options	$-	$57
Settlement of accounts payable with issuance of common stock	$-	$1,758,190
Shareholder advances for purchase of inventory	$-	$475,000

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

The Company sought to mitigate these impacts to revenue through the sale of personal protective equipment (“PPE”) and COVID-19 rapid test kits to the health care industry, including many of the Company’s hospital customers. On March 16, 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC to endeavor to source and provide critical, difficult-to-find items for the healthcare industry. Items had become difficult to source due to unexpected disruptions within the supply chain, such as the COVID-19 pandemic. The products the Company sought to source included:

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

The Company’s primary need for liquidity is to fund negative operating cash flows, the working capital needs of the business and general corporate purposes. The Company has historically incurred losses and has relied on borrowings and equity capital to fund the operations and growth of the business. The Company has suffered recurring losses from operations and incurred net losses of $1,245,544 and $1,993,487 for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the Company had cash of $32,070, a working capital deficit of $2,583,060, and an accumulated deficit of $22,190,310. The Company has not yet achieved profitability and expects to continue to incur negative operating cash flows unless and until it is able to raise sufficient capital and fully implement its business plan. The Company expects that its operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the condensed consolidated financial statements issuance date.

The Company has begun implementing various alternatives, including reducing operating expenses, seeking to secure additional financing through debt or equity securities to fund future business activities. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or that additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, there will be a material adverse effect on the Company’s financial condition and operating results. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2021, the results of its operations for the three and six months ended June 30, 2021, and cash flows for the six months ended June 30, 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. There were no amounts in excess of the FDIC insured limit as of June 30, 2021 and amounts in excess of the FDIC insured limit of $113,361 as of December 31, 2020.

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

For the quarter ended June 30, 2021, the Company had one customer representing 30% of aggregate revenues. For the quarter ended June 30, 2020, the Company had one customer representing 26% of aggregate revenues. At June 30, 2021, the Company had one customer representing 40%, of aggregate accounts receivable and one customer representing 14% of aggregate accounts receivable. At June 30, 2020, the Company had four customers representing 15%, 13%, 13% and 11% of aggregate accounts receivable.

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The Company’s allowance for doubtful accounts as of June 30, 2021 and December 31, 2020 was $284,068 and $183,277, respectively.

Inventory

The inventory balance at June 30, 2021 is related to the Company’s Direct-Worx, LLC subsidiary and consisted of approximately 87,000 gowns. These items are carried on the unaudited condensed consolidated balance sheet at the lower of cost or market.

Inventory is valued at the lower of cost or market value. When market value is determined to be less than cost, the Company records an allowance. As of June 30, 2021 and December 31, 2020, the Company had allowances of $161,440 and $0, respectively.

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

Depreciation expense for the three months ended June 30, 2021 and 2020 was $1,865 and $17,257, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $72,548 and $19,516, respectively.

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

Remaining Performance Obligations

As of June 30, 2021 and December 31, 2020, the Company had $921,333 and $2,025,333, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize the majority of sales relating to the current performance obligations during the following 12 month period.

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

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of June 30, 2021 and December 31, 2020.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $921,333 and $2,025,333 as of June 30, 2021 and December 31, 2020, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2021 and December 31, 2020, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

There was no income tax expense for the three and six months ended June 30, 2021 and 2020.

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

Note 5. Leases

Operating Leases

The Company’s principal executive office in New York City is under a month-to-month arrangement. The Company also had a lease in Greenwich, CT which expired in March 2020 and was terminated in April 2021.

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

As of June 30, 2021 and December 31, 2020, assets recorded under operating leases were $0. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the Company’s incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

For the three and six months ended June 30, 2021 and 2020, the components of lease expense were as follows:

	For the three months ended		For the Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$(6,907)	$14,898	$13,807	$24,323

Total lease cost	$(6,907)	$14,898	$13,807	$24,323

Other information related to leases was as follows:

	For the three months ended		For the Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$—	$14,898	$—	$24,323

Weighted average remaining lease term (months) – operating leases	—	0	—	0

Weighted average discount rate– operating leases	N/A	N/A	N/A	N/A

As of June 30, 2021, the Company has no additional operating leases, other than that noted above, and no financing leases.

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

On April 29, 2020, a securities class action case was filed in the United States District Court for the Southern District of New York against us and our former CEO. The action is captioned Daniel Yannes, individually and on behalf of all others similarly situated, Plaintiff vs. SCWorx Corp. and Marc S. Schessel, Defendants.

On May 27, 2020, a second securities class was filed in the United States District Court for the Southern District of New York against us and our former CEO. The action is captioned Caitlin Leeburn, individually and on behalf of all others similarly situated, Plaintiff v. SCWorx Corp. and Marc S. Schessel, Defendants.

On June 23, 2020, a third securities class was filed in the United States District Court for the Southern District of New York against us and our former CEO. The action is captioned Jonathan Charles Leonard, individually and on behalf of all others similarly situated, Plaintiff v. SCWorx Corp. and Marc S. Schessel, Defendants.

All three lawsuits allege that our company and our former CEO mislead investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. These three class actions were consolidated on September 18, 2020 and Daniel Yannes was designated lead plaintiff. A consolidated Amended Complaint (“CAC”) was filed on October 19, 2020. The Defendants filed a motion to dismiss the CAC on November 18, 2020, and the briefing on that motion was complete on January 8, 2021. By Memorandum Opinion and Order dated June 21, 2021, Judge Koeltl denied Defendants’ motion to dismiss. Defendants’ entered into a scheduling order and filed their respective Answers to the CAC on July 27, 2021. The parties have agreed to non-binding mediation which is scheduled to occur on August 23, 2021.

On June 15, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Marc S. Schessel, Steven Wallitt (current directors), and Robert Christie and Charles Miller (former directors) (“Director Defendants”). The action is captioned Javier Lozano, derivatively on behalf of SCWorx Corp., Plaintiff, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. The Director Defendants intend to vigorously defend against these proceedings. The parties to this derivative action have agreed to non-binding mediation which is scheduled to occur on August 23, 2021.

On August 21, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Marc S. Schessel, Steven Wallitt (current directors), and Robert Christie and Charles Miller (former directors) (“Director Defendants”). The action is captioned Josstyn Richter, derivatively on behalf of SCWorx Corp., Plaintiff, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. The Director Defendants intend to vigorously defend against these proceedings. The parties to this derivative action have agreed to non-binding mediation which is scheduled to occur on August 23, 2021.

On August 27, 2020, the Lozano and Richter derivative actions were consolidated and jointly stayed until a ruling on a motion to dismiss which we filed in the securities class action case.

On September 30, 2020, a shareholder derivative action was filed in the Supreme Court State of New York, New York County against Marc S. Schessel and Steven Wallitt (current directors) and Charles Miller (a former director). The action is captioned Hemrita Zarins, derivatively on behalf of SCWorx Corp. v. Marc S. Schessel, Charles Miller, Steven Wallitt and SCWorx, Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with the Company’s April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. On October 28,2020, Zarins withdrew this action and refiled an action in the Chancery Court in the State of Delaware on October 29, 2020. Zarins named as Defendants Marc S. Schessel, Robert Christie (a former director), Steven Wallitt and SCWorx, Nominal Defendant. The allegations, as well as the relief sought, in the Delaware Chancery Court proceeding are substantially the same as that filed in the New York State Action. This action has been stayed pending the ruling on the motion to dismiss in the aforementioned securities class action. The Director Defendants intend to vigorously defend against these proceedings. The parties to this derivative action have agreed to non-binding mediation which is scheduled to occur on August 23, 2021.

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

Issuance of Shares for Vested Restricted Stock Units

Between January 25, 2021 and June 10, 2021, the company issued a total of 272,164 shares of common stock to holders of fully vested restricted stock units.

Issuance of Shares Pursuant to Settlement of Accounts Payable

On June 1, 2021, the Company issued 96,757 shares of common stock in full settlement of $132,557 of accounts payable. The shares had a fair value of $1.37 per share.

Equity Financing

During May 2020, the Company received $515,000 of a committed $565,000 from the sale of 135,527 shares of common stock (at a price of $3.80 per share) and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share. As of June 30, 2021, the full amount has not been received and only $415,000 worth of the shares and warrants have been issued. The remaining $125,000 is included in equity financing within current liabilities on the consolidated balance sheet.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the six months ended June 30, 2021 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted-average exercise price per share	Number of shares subject to options	Weighted-average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2020	672,459	$8.09	118,388	$3.25	2,301,053
Granted	90,461	4.00	—	—	540,507
Exercised	—	—	—	—	(368,921)
Expired	—	—	—	—	(129,166)
Balance at June 30, 2021	762,920	$7.60	118,388	$3.25	2,343,473
Exercisable at June 30, 2021	762,920	$7.60	118,388	$3.25	1,283,612

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrant. The fair value at the issuance dates for the above warrant was based upon the following management assumptions:

Issuance date
Risk-free interest rate	0.49%
Expected dividend yield	-%
Expected volatility	100%
Term	5 years
Fair value of common stock	$1.95

The Company’s outstanding warrants and options at June 30, 2021 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$3.80 - $141.17	762,920	2.96	$7.60	762,920	$7.60	-

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$2.64 - $28.50	118,388	3.19	$3.25	118,388	$3.25	-

As of June 30, 2021 and December 31, 2020, the total unrecognized expense for unvested stock options and restricted stock awards was approximately $1.9 million and $2.5 million, respectively, to be recognized over a one to three year period from the grant dates.

Stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 was as follows:

	For the three months ended		For the Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock-based compensation expense	$729,644	$1,988,883	$1,230,362	$2,356,547

Stock-based compensation expense categorized by the equity components for the three and six months ended June 30, 2021 and 2020 was as follows:

	For the three months ended		For the Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Common stock	$729,644	$1,988,883	$1,230,362	$2,356,547
Total	$729,644	$1,988,883	$1,230,362	$2,356,547

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the three months ended		For the Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options	118,388	233,567	118,388	233,567
Warrants	762,920	827,009	762,920	827,009
Total common stock equivalents	881,308	1,060,576	881,308	1,060,576

Note 9. Related Party Transactions

At June 30, 2021 and December 31, 2020 Company had amounts due to officers in the amount of $153,838.

During April, 2020, a company affiliated with a shareholder advanced $475,000 in cash to the supplier of test kits for their purchase. In May 2021, the company returned the test kits pursuant to its sales contract in full satisfaction of the $475,000 previously advanced.

Note 10. Subsequent Events

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that there were no additional reportable subsequent events to be disclosed.

Issuance of Shares Pursuant to Conversion of Series A Preferred Stock

On July 30, 2021, the Company issued 65,953 shares of common stock to a holder of its Series A Convertible Preferred Stock upon the conversion of 25,062 of such shares of Series A Convertible Preferred Stock.

Issuance of Shares for Vested Restricted Stock Units

Between July 12, 2021 and July 13, 2021, the company issued a total of 51,542 shares of common stock to holders of fully vested restricted stock units.

Issuance of Shares Pursuant to Settlement of Accounts Payable

On July 13, 2021, the Company issued 29,025 shares of common stock in full settlement of $85,622 of accounts payable. The shares had a fair value of $2.95 per share.

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

Our principal executive offices are located at 590 Madison Avenue, 21st Floor, New York, New York, 10022. Our telephone number is (844) 472-9679. The Company also had a lease in Greenwich, CT which expired in March 2020 and was terminated in April 2021.

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

SCWorx, as part of the acquisition of Alliance MMA, operates an online event ticketing platform focused on serving regional MMA (“mixed martial arts”) promotions which it has paused due to COVID-19.

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

Results of Operations - three months ended June 30, 2021

Our operating results for the three month periods ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended
	June 30, 2021	June 30, 2020	Difference

Revenue	$1,095,824	$1,444,572	$(348,748)
Cost of revenues	735,682	950,334	(214,652)
General and administrative	1,605,686	3,358,267	(1,752,581)
Other (expense) income	-	(885,773)	885,773
Provision for income taxes	-	-	-
Net loss	(1,245,544)	(3,749,802)	2,504,258

Revenues

Revenue for the three months ended June 30, 2021 decreased by $348,748 to $1,095,824, compared to revenue for the three months ended June 30, 2020 of $1,444,572. This decrease was primarily due to a decrease in one time setup fees during the current period. We expect near term revenues to remain relatively flat, unless and until we raise sufficient capital to fully implement our business plan.

Operating Expenses

Cost of revenues

Cost of revenues were $735,682 for the three months ended June 30, 2021 compared to $950,334 for the same period in 2020. The decrease was primarily the result of salary reductions implemented by the Company in the fourth quarter of 2020 to reduce cash expenditures and an approximate $100,000 decrease in cost of goods sold related to the decrease in sales from our ticketing platform discussed above.

General and administrative

General and administrative expenses decreased $1,752,581 to $1,605,686 for the three months ended June 30, 2021, as compared to $3,358,267 in the same period of 2020. This decrease was primarily due to a decrease in salary expense of approximately $238,000, a decrease in stock-based compensation (non-cash) of approximately $1,257,000, a decrease in legal and professional fees of $600,000 and a decrease in travel expense of $52,000, partially offset by an increase in accounting fees of $43,000, an increase in bad debt expense of $106,000 and an increase in inventory reserve expense of $161,000. We expect general and administrative expenses to remain relatively flat during the rest of 2021, unless we complete a capital raise, in which case we would expect expenses to grow as we ramp our sales force.

Net Loss

For the three months ended June 30, 2021, we incurred a net loss of $1,245,544 compared to a net loss of $3,749,802 for the same period in 2020.

Results of Operations - six months ended June 30, 2021

Our operating results for the six month periods ended June 30, 2021 and 2020 are summarized as follows:

	Six Months Ended
	June 30, 2021	June 30, 2020	Difference

Revenue	$2,244,081	$2,568,399	$(324,318)
Cost of revenues	1,430,620	1,783,534	(352,914)
General and administrative	2,806,948	4,798,545	(1,991,597)
Other (expense) income	-	(885,773)	885,773
Provision for income taxes	-	-	-
Net loss	(1,993,487)	(4,899,453)	2,905,966

Revenues

Revenue for the six months ended June 30, 2021 decreased by $324,318 to $2,244,081, compared to revenue for the six months ended June 30, 2020 of $2,568,399. This decrease was primarily due to a decrease in sales from our ticketing platform of approximately $125,000 coupled with a decrease in one time setup fees during the current period. We expect near term revenues to remain relatively flat, unless and until we raise sufficient capital to fully implement our business plan.

Operating Expenses

Cost of revenues

Cost of revenues were $1,430,620 for the six months ended June 30, 2021 compared to $1,783,534 for the same period in 2020. The decrease was primarily the result of salary reductions implemented by the Company in the fourth quarter of 2020 to reduce cash expenditures and an approximate $100,000 decrease in cost of goods sold related to the decrease in sales from our ticketing platform discussed above.

General and administrative

General and administrative expenses decreased $1,991,597 to $2,806,948 for the six months ended June 30, 2021, as compared to $4,798,545 in the same period of 2020. This decrease was primarily due to a decrease in salary expense of approximately $177,000, a decrease in stock-based compensation (non-cash) of approximately $1,124,000, a decrease in legal and professional fees of $1,090,000 and a decrease in travel expense of $140,000, partially offset by an increase in accounting fees of $65,000, an increase in bad debt expense of $121,000 and an increase in inventory reserve expense of $161,000. We expect general and administrative expenses to remain relatively flat during the rest of 2021, unless we complete a capital raise, in which case we would expect expenses to grow as we ramp our sales force.

Net Loss

For the six months ended June 30, 2021, we incurred a net loss of $1,993,487 compared to a net loss of $4,899,453 for the same period in 2020.

Liquidity and Capital Resources

Going Concern

As of June 30, 2021, we had a working capital deficit of 2,583,060 and accumulated deficit of $22,190,310. During the three and six months ended June 30, 2021, we had a net loss of $1,245,544 and $1,993,487, respectively, and used $483,950 of cash in operations during the six months then ended. We have historically incurred operating losses and negative operating cash flows, which we may continue to incur for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to raise additional capital and grow our revenues, we may not be able to sustain our business, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

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

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and/or debt securities, and ultimately, we will need to generate substantial positive operating cash flows. We expect that our internal sources of funds will consist of cash flows from operations, but not until we begin to realize additional revenues from the sale of our products and services. As previously stated, our operations are generating negative cash flows, and thus adversely affecting our liquidity. If we are able to secure sufficient funding in the third quarter of 2021 to fully implement our business plan, we expect that our operations could begin to generate significant cash flows during the second quarter of 2022, which should ameliorate our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to fully implement our business plan, in which case there could be a material adverse effect on our results of operations and financial condition.

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

Cash Flows

	Six months ended June 30,
	2021	2020

Net cash used in operating activities	$(483,950)	$(1,000,995)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	139,595	847,542
Change in cash	$(344,355)	$(153,453)

Operating Activities

Cash used in operating activities was approximately $484,000 for the six months ended June 30, 2021 (about $81,000 per month), mainly related to the net loss of approximately $1,993,000, a $41,000 increase in prepaid expenses, a $242,000 decrease in deferred revenue, and a $375,000 decrease in accounts payable and accrued expenses, partially offset by non-cash stock-based compensation of $1,230,000, a decrease in accounts receivable of $123,000, a decrease in inventory of $475,000 and depreciation expense of $73,000.

Cash used in operating activities was $1,000,995 for the six months ended June 30, 2020 (about $166,000 per month), mainly related to the net loss of $4,899,453 and an increase of $655,346 in prepaid expenses related to deposits for PPE. This was partially offset by stock-based compensation of $2,356,547, the loss on settlement of accounts payable of $885,773, an increase in contract liabilities of $770,625 related to customer prepayments on long-term SaaS agreements, and net increases in accounts payable and accrued liabilities of $530,501.

Investing Activities

We had no investing activities during the six months ended June 30, 2021 and 2020

Financing Activities

Cash provided by financing activities was $139,595 for the six months ended June 30, 2021. This consisted of proceeds from a loan payable.

Cash provided by financing activities was $847,542 for the six months ended June 30, 2020. This consisted of $515,000 proceeds from equity financing, $293,872 of proceeds from a loan payable, and $38,570 of proceeds from the exercise of warrants.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2021, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of June 30, 2021, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 29, 2020, a securities class action case was filed in the United States District Court for the Southern District of New York against us and our former CEO. The action is captioned Daniel Yannes, individually and on behalf of all others similarly situated, Plaintiff vs. SCWorx Corp. and Marc S. Schessel, Defendants.

On May 27, 2020, a second securities class was filed in the United States District Court for the Southern District of New York against us and our former CEO. The action is captioned Caitlin Leeburn, individually and on behalf of all others similarly situated, Plaintiff v. SCWorx Corp. and Marc S. Schessel, Defendants.

On June 23, 2020, a third securities class was filed in the United States District Court for the Southern District of New York against us and our former CEO. The action is captioned Jonathan Charles Leonard, individually and on behalf of all others similarly situated, Plaintiff v. SCWorx Corp. and Marc S. Schessel, Defendants.

All three lawsuits allege that our company and our former CEO mislead investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. These three class actions were consolidated on September 18, 2020 and Daniel Yannes was designated lead plaintiff. A consolidated Amended Complaint (“CAC”) was filed on October 19, 2020. The Defendants filed a motion to dismiss the CAC on November 18, 2020, and the briefing on that motion was complete on January 8, 2021. By Memorandum Opinion and Order dated June 21, 2021, Judge Koeltl denied Defendants’ motion to dismiss. Defendants’ entered into a scheduling order and filed their respective Answers to the CAC on July 27, 2021. The parties have agreed to non-binding mediation which is scheduled to occur on August 23, 2021.

On June 15, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Marc S. Schessel, Steven Wallitt (current directors), and Robert Christie and Charles Miller (former directors) (“Director Defendants”). The action is captioned Javier Lozano, derivatively on behalf of SCWorx Corp., Plaintiff, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. The Director Defendants intend to vigorously defend against these proceedings. The parties to this derivative action have agreed to non-binding mediation which is scheduled to occur on August 23, 2021.

On August 21, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Marc S. Schessel, Steven Wallitt (current directors), and Robert Christie and Charles Miller (former directors) (“Director Defendants”). The action is captioned Josstyn Richter, derivatively on behalf of SCWorx Corp., Plaintiff, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. The Director Defendants intend to vigorously defend against these proceedings. The parties to this derivative action have agreed to non-binding mediation which is scheduled to occur on August 23, 2021.

On August 27, 2020, the Lozano and Richter derivative actions were consolidated and jointly stayed until a ruling on a motion to dismiss which we filed in the securities class action case.

On September 30, 2020, a shareholder derivative action was filed in the Supreme Court State of New York, New York County against Marc S. Schessel and Steven Wallitt (current directors) and Charles Miller (a former director). The action is captioned Hemrita Zarins, derivatively on behalf of SCWorx Corp. v. Marc S. Schessel, Charles Miller, Steven Wallitt and SCWorx, Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with the Company’s April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. On October 28,2020, Zarins withdrew this action and refiled an action in the Chancery Court in the State of Delaware on October 29, 2020. Zarins named as Defendants Marc S. Schessel, Robert Christie (a former director), Steven Wallitt and SCWorx, Nominal Defendant. The allegations, as well as the relief sought, in the Delaware Chancery Court proceeding are substantially the same as that filed in the New York State Action. This action has been stayed pending the ruling on the motion to dismiss in the aforementioned securities class action. The Director Defendants intend to vigorously defend against these proceedings. The parties to this derivative action have agreed to non-binding mediation which is scheduled to occur on August 23, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the six month period ended June 30, 2021 we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K

Item 3. Default under Senior Securities

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

Exhibit #	Exhibit Description
3.1	Certificate of Incorporation, as amended February 1, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s 10-K filed with the SEC on April 1, 2019)

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: August 13, 2021	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President and Chief Executive Officer
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: August 13, 2021	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer (Principal Financial Officer)