Form 10-Q
period 2021-09-30
SCWorx Corp.
filed 2021-11-15
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Number of shares of the registrant’s common stock outstanding at November 8, 2021: 11,240,805

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to our ability to:

●	reverse the recent decline in our revenue and resume growing our revenue;

●	resolve the various litigation proceedings pending against us on favorable terms or at all

●	obtain additional financing in sufficient amounts or on acceptable terms so that we can fund our business plan;

●	reduce our dependence on third-party subcontractors to perform some of the work on our contracts;

●	mitigate the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business;

●	mitigate the impact of the COVID-19 pandemic on our revenues;

●	adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands; and

●	mitigate the impact of changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$401,592	$376,425
Accounts receivable - net	331,425	722,156
Inventory	362,000	998,440
Prepaid expenses and other assets	93,942	87,630
Total current assets	1,188,959	2,184,651

Fixed assets - net	2,255	76,156
Goodwill	8,366,467	8,366,467
Total assets	$9,557,681	$10,627,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,342,140	$1,570,115
Accounts payable and accrued liabilities - related party	153,838	153,838
Shareholder advance	100,000	475,000
Deferred revenue	596,333	2,025,333
Equity financing	125,000	375,000
Total current liabilities	3,317,311	4,599,286

Long-term liabilities:
Loans payable	433,567	293,972
Total long-term liabilities	433,567	293,972

Total liabilities	3,750,878	4,893,258

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 and 84,872 shares issued and outstanding, respectively	40	85
Common stock, $0.001 par value; 45,000,000 shares authorized; 11,060,656 and 9,895,600 shares issued and outstanding, respectively	11,061	9,896
Additional paid-in capital	28,947,819	25,920,858
Accumulated deficit	(23,152,117)	(20,196,823)
Total stockholders’ equity	5,806,803	5,734,016

Total liabilities and stockholders’ equity	$9,557,681	$10,627,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue	$1,138,124	$1,171,399	$3,382,205	$3,739,798

Operating expenses:
Cost of revenues	722,031	956,203	2,152,651	2,739,737
General and administrative	1,377,900	2,235,643	4,184,848	7,034,188
Total operating expenses	2,099,931	3,191,846	6,337,499	9,773,925

Loss from operations	(961,807)	(2,020,447)	(2,955,294)	(6,034,127)

Other income (expense)
Loss on settlement of accounts payable	-	(726,766)	-	(1,612,539)

Net loss before income taxes	(961,807)	(2,747,213)	(2,955,294)	(7,646,666)

Provision for (benefit from) income taxes	-	-	-	-

Net loss	$(961,807)	$(2,747,213)	$(2,955,294)	$(7,646,666)

Net loss per share, basic and diluted	$(0.09)	$(0.29)	$(0.29)	$(0.87)

Weighted average common shares outstanding, basic and diluted	10,654,635	9,616,717	10,267,543	8,754,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Additional
	Preferred Stock		Common stock		paid-in	Accumulated
Three months ended September 30, 2021	Shares	$	Shares	$	capital	deficit	Total
Balances, June 30, 2021	64,872	$65	10,389,522	$10,390	$27,533,303	$(22,190,310)	$5,353,448

Conversion of Series A Convertible Preferred Stock into common stock	(25,062)	(25)	65,953	66	(41)	-	-
Shares issued as settlement of accounts payable	-	-	73,497	73	191,005	-	191,078
Shares issued for common stock placement			298,883	299	524,701	-	525,000
Shares issued for vested restricted stock units	-	-	232,801	233	(233)	-	-
Stock based compensation	-	-	-	-	699,084	-	699,084
Net Loss	-	-	-	-	-	(961,807)	(961,807)

Ending balance, September 30, 2021	39,810	$40	11,060,656	$11,061	$28,947,819	$(23,152,117)	$5,806,803

					Additional
	Preferred Stock		Common stock		paid-in	Accumulated
Nine months ended September 30, 2021	Shares	$	Shares	$	capital	deficit	Total
Balances, December 31, 2020	84,872	$85	9,895,600	$9,896	$25,920,858	$(20,196,823)	$5,734,016

Conversion of Series A Convertible Preferred Stock into common stock	(45,062)	(45)	138,322	119	(74)	-	-
Shares issued as settlement of accounts payable	-	-	170,254	170	323,465	-	323,635
Shares issued for common stock placement			298,883	299	524,701	-	525,000
Shares issued for vested restricted stock units	-	-	504,965	505	(505)	-	-
Shares issued for equity financing	-	-	52,632	72	249,928	-	250,000
Stock based compensation	-	-	-	-	1,929,446	-	1,929,446
Net Loss	-	-	-	-	-	(2,955,294)	(2,955,294)

Ending balance, September 30, 2021	39,810	$40	11,060,656	$11,061	$28,947,819	$(23,152,117)	$5,806,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Additional
	Preferred Stock		Common stock		paid-in	Accumulated
Three months ended September 30, 2020	Shares	$	Shares	$	capital	deficit	Total
Balances, June 30, 2020	94,872	$95	9,490,582	$9,491	$23,863,806	$(17,693,926)	$6,179,466

Conversion of Series A Convertible Preferred Stock into common stock	(5,000)	(5)	13,158	13	(8)	-	-
Shares issued as settlement of accounts payable	-	-	157,000	157	847,043	-	847,200
Shares issued in cashless exercise of warrants	-	-	68,715	69	(69)	-	-
Shares issued in cashless exercise of options	-	-	28,890	29	(29)	-	-
Shares issued to current and former employees and directors	-	-	87,255	87	142,138	-	142,225
Stock based compensation	-	-	-	-	488,304	-	488,304
Net loss	-	-	-	-	-	(2,747,213)	(2,747,213)

Ending balance, September 30, 2020	89,872	$90	9,845,600	$9,846	$25,341,185	$(20,441,139)	$4,909,982

					Additional
	Preferred Stock		Common stock		paid-in	Accumulated
Nine months ended September 30, 2020	Shares	$	Shares	$	capital	deficit	Total
Balances, December 31, 2019	578,567	$579	7,390,261	$7,391	$19,712,115	$(12,794,473)	$6,925,612

Conversion of Series A Convertible Preferred Stock into common stock	(488,695)	(489)	1,286,042	1,286	(797)	-	-
Shares issued as settlement of accounts payable	-	-	441,567	442	2,604,948	-	2,605,390
Shares issued in cashless exercise of warrants	-	-	415,904	416	(416)	-	-
Shares issued in cashless exercise of options	-	-	86,424	86	(86)	-	-
Warrants exercised for cash	-	-	7,000	7	38,563	-	38,570
Shares issued to current and former employees and directors	-	-	218,402	218	142,007	-	142,225
Stock based compensation	-	-	-	-	2,844,851	-	2,844,851
Net loss	-	-	-	-	-	(7,646,666)	(7,646,666)

Ending balance, September 30, 2020	89,872	$90	9,845,600	$9,846	$25,341,185	$(20,441,139)	$4,909,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,955,294)	$(7,646,666)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73,901	29,275
Amortization of intangibles	-	28,457
Change in inventory value	161,440	-
Stock-based compensation	1,929,446	2,844,851
Loss on settlement of accounts payable	-	1,612,539
Bad debt expense	125,625	189,987
Changes in operating assets and liabilities:
Accounts receivable	265,106	192,620
Prepaid expenses and other assets	(6,312)	(244,671)
Inventory	475,000	(991,309)
Other assets	-	17,561
Accounts payable and accrued liabilities	(241,840)	2,237,862
Deferred revenue	(566,500)	585,083
Net cash used in operating activities	(739,428)	(1,144,411)

Cash flows from investing activities:
Purchase of fixed assets	-	(1,229)
Net cash used in investing activities	-	(1,229)

Cash flows from financing activities:
Proceeds from notes payable	139,595	293,972
Proceeds from shareholder advance	100,000	-
Proceeds from common stock placement	525,000	-
Proceeds from equity financing	-	515,000
Proceeds from exercise of warrants	-	38,570
Net cash provided by financing activities	764,595	847,542

Net (decrease) increase in cash	25,167	(298,098)
Cash, beginning of period	376,425	487,953
Cash, end of period	$401,592	$189,855

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for equity financing	$250,000	$-
Shares issued for vested restricted stock units	$505	$-
Cashless exercise of warrant	$-	$416
Cashless exercise of options	$-	$86
Settlement of accounts payable with issuance of common stock	$-	$2,747,615
Shareholder advances for purchase of inventory	$-	$475,000

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

SCWorx, as part of the acquisition of Alliance MMA, acquired an online event ticketing platform focused on serving regional MMA (“mixed martial arts”) promotions. Due to the Covid restrictions which were put in place for large gatherings, SCWorx has paused this business activity.

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

The Company sought to mitigate these impacts to revenue through the sale of personal protective equipment (“PPE”) and COVID-19 rapid test kits to the health care industry, including many of the Company’s hospital customers. On March 16, 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC to endeavor to source and provide critical, difficult-to-find items for the healthcare industry. Items had become difficult to source due to unexpected disruptions within the supply chain due to the COVID-19 pandemic. The products the Company sought to source included:

●	Test Kits — the Company currently has no contracted supply of Rapid Test Kits.

●	PPE — Personal Protective Equipment (PPE) includes items such as masks, gloves, gowns, shields, etc. Currently the Company has no contracted supply of PPE.

Regarding PPE and Test Kits, the Company’s Board of Directors determined in during the second quarter of 2020 to limit the Company’s role to acting as an intermediary between buyers and sellers with commission based compensation. We are endeavoring to sell our existing inventory of PPE products primarily through use of our internal and external sales personnel.

The sale of PPE and rapid test kits for COVID-19 represented a new business for the Company and was subject to the myriad risks associated with any new venture. The Company encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE. The Company currently has no contracted supply of Rapid Test Kits or PPE. Since the inception of this business, the Company completed only minimal sales of COVID-19 rapid test kits and PPE. The Company does not expect to generate any significant revenue from the sale of PPE products or rapid test kits, and as of the date of this report, the Company has not generated any material revenue from the sale of PPE or rapid test kits.

The Company is no longer actively seeking to procure and sell Test Kits or PPE. Instead, the Company is focused on selling its current inventory of PPE The Company may receive commissions for acting as an intermediary with respect to the sale of PPE and/or Test Kits. However, there is no assurance the Company will realize any material revenue from these activities.

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

The Company’s primary need for liquidity is to fund negative operating cash flows, the working capital needs of the business and general corporate purposes. The Company has historically incurred losses and has relied on borrowings and equity capital to fund the operations and growth of the business. The Company has suffered recurring losses from operations and incurred net losses of $961,807 and $2,955,294 for three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the Company had cash of $401,592, a working capital deficit of $2,128,352, and an accumulated deficit of $23,152,117. The Company has not yet achieved profitability and expects to continue to incur negative operating cash flows unless and until it is able to raise sufficient capital and fully implement its business plan. The Company expects that its operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the condensed consolidated financial statements issuance date.

The Company has taken certain actions in order to remedy its liquidity deficiency, including reducing operating expenses, and seeking to secure additional financing through debt or equity securities to fund future business activities. There can be no assurance that the Company will be able to further reduce costs, generate the level of operating revenues in its business plan, or that additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, there will be a material adverse effect on the Company’s financial condition and operating results. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in its report on Form 10-K for the year ended December 31, 2020, filed with the SEC on May 19, 2021.

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2021, the results of its operations for three and nine months ended September 30, 2021, and cash flows for the nine months ended September 30, 2021. The results of operations for three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had amounts in excess of the FDIC insured limit of $75,934 and $113,361 as of September 30, 2021 and December 31, 2020, respectively.

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

For the quarter ended September 30, 2021, the Company had one customer representing 20% of aggregate revenues. For the quarter ended September 30, 2020, the Company had one customer representing 25% of aggregate revenues. At September 30, 2021, the Company had two customers representing 24% and 10%, of aggregate accounts receivable. At September 30, 2020, the Company had four customers representing 28%, 18%, 12% and 12% of aggregate accounts receivable.

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The Company’s allowance for doubtful accounts as of September 30, 2021 and December 31, 2020 was $279,319 and $183,277, respectively.

Inventory

The inventory balance at September 30, 2021 is related to the Company’s Direct-Worx, LLC subsidiary and consisted of approximately 87,000 gowns. These items are carried on the unaudited condensed consolidated balance sheet at the lower of cost or market.

Inventory is valued at the lower of cost or market value. When market value is determined to be less than cost, the Company records an allowance. As of September 30, 2021 and December 31, 2020, the Company had allowances of $161,440 and $0, respectively.

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

Depreciation expense for the three months ended September 30, 2021 and 2020 was $1,353 and $9,759, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $73,901 and $29,275, respectively.

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

Remaining Performance Obligations

As of September 30, 2021 and December 31, 2020, the Company had $596,333 and $2,025,333, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize the majority of sales relating to the current performance obligations during the following 12 month period.

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

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of September 30, 2021 and December 31, 2020.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $596,333 and $2,025,333 as of September 30, 2021 and December 31, 2020, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2021 and December 31, 2020, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

There was no income tax expense for three and nine months ended September 30, 2021 and 2020.

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

Note 5. Leases

Operating Leases

The Company’s principal executive office in New York City is under a month-to-month arrangement. The Company also had a lease in Greenwich, CT which expired in March 2020 and became a month to month. This tenancy was terminated in April 2021.

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

As of September 30, 2021 and December 31, 2020, assets recorded under operating leases were $0. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the Company’s incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

For three and nine months ended September 30, 2021 and 2020, the components of lease expense were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$1,167	$17,145	$17,697	$41,467
Total lease cost	$1,167	$17,145	$17,697	$41,467

Other information related to leases was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$-	$17,145	$-	$41,467

Weighted average remaining lease term (months) – operating leases	-	-	-	-

Weighted average discount rate– operating leases	N/A	N/A	N/A	N/A

As of September 30, 2021, the Company has no additional operating leases, other than that noted above, and no financing leases.

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

All three lawsuits allege that our company and our former CEO misled investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. These three class actions were consolidated on September 18, 2020 and Daniel Yannes was designated lead plaintiff. A consolidated Amended Complaint (“CAC”) was filed on October 19, 2020. The Defendants filed a motion to dismiss the CAC on November 18, 2020, and the briefing on that motion was complete on January 8, 2021. By Memorandum Opinion and Order dated June 21, 2021, Judge Koeltl denied Defendants’ motion to dismiss. Defendants’ entered into a scheduling order and filed their respective Answers to the CAC on July 27, 2021. The parties have agreed to non-binding mediation which began in August 2021 and is ongoing.

On June 15, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Marc S. Schessel, Steven Wallitt (current directors), and Robert Christie and Charles Miller (former directors) (“Director Defendants”). The action is captioned Javier Lozano, derivatively on behalf of SCWorx Corp., Plaintiff, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. The Director Defendants intend to vigorously defend against these proceedings. The parties to this derivative action have agreed to non-binding mediation which began in August 2021 and is ongoing.

On August 21, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Marc S. Schessel, Steven Wallitt (current directors), and Robert Christie and Charles Miller (former directors) (“Director Defendants”). The action is captioned Josstyn Richter, derivatively on behalf of SCWorx Corp., Plaintiff, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. The Director Defendants intend to vigorously defend against these proceedings. The parties to this derivative action have agreed to non-binding mediation which began in August 2021 and is ongoing.

On September 30, 2020, a shareholder derivative action was filed in the Supreme Court State of New York, New York County against Marc S. Schessel and Steven Wallitt (current directors) and Charles Miller (a former director). The action is captioned Hemrita Zarins, derivatively on behalf of SCWorx Corp. v. Marc S. Schessel, Charles Miller, Steven Wallitt and SCWorx, Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with the Company’s April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. On October 28,2020, Zarins withdrew this action and refiled an action in the Chancery Court in the State of Delaware on October 29, 2020. Zarins named as Defendants Marc S. Schessel, Robert Christie (a former director), Steven Wallitt and SCWorx, Nominal Defendant. The allegations, as well as the relief sought, in the Delaware Chancery Court proceeding are substantially the same as that filed in the New York State Action. The Director Defendants intend to vigorously defend against these proceedings. The parties to this derivative action have agreed to non-binding mediation which began in August 2021 and is ongoing.

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

David Klarman v. SCWorx Corp. f/k/a Alliance MMA, Inc.,

Index No. 619536/2019 (N.Y. State Sup. Ct., Suffolk County)

On October 3, 2019, David Klarman, a former employee of Alliance, served a complaint against SCWorx seeking $400,000.00 for a breach of his employment agreement with Alliance. Klarman claims that Alliance ceased paying him his salary in March 2018 as well as other alleged contractual benefits. SCWorx does not believe that it owes the amount demanded and intends to vigorously defend against these claims. On March 6, 2020, SCWorx filed an answer and counterclaims against Mr. Klarman. On September 18, 2020, the Court granted Klarman’s counsel’s motion to withdraw as counsel due to “irreconcilable differences.” The Court stayed the case for 45 days after service of the Court’s order. Mr. Klarman’s wife, Marie Klarman, Esq., filed a Notice of Appearance on November 6, 2020 and filed a motion on November 9, 2020 seeking various forms of relief -- in violation of the Court’s Individual Rules and the Commercial Division Rules. We opposed Klarman’s motion on December 31, 2020 and the case was marked fully submitted on January 21, 2021. By Decision and Order dated March 26, 2021, the Court granted Klarman’s motion to dismiss four (4) of fourteen (14) defenses, denied Klarman’s motion to dismiss SCWorx’s counterclaims against him; denied Klarman’s motion for summary judgment and denied Klarman’s motion to strike allegations contained in the Affirmative Defenses and Counterclaims based on his contention that such allegations were “scandalous” or prejudicial. On April 7, 2021, Klarman filed a Reply to the Counterclaims, denying the material allegations and interposed numerous affirmative defenses. The Court has issued a preliminary conference order, setting a discovery cut-off of October 2022. The parties are currently engaged in discovery.

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

During July 2021, the Company issued 65,953 shares of common stock to a holder of its Series A Convertible Preferred Stock upon the conversion of 25,062 of such shares of Series A Convertible Preferred Stock.

Issuance of Shares for Equity Financing

On January 6, 2021, The Company issued 72,369 shares of common stock and 90,461 5 year warrants to purchase shares of common stock at $4.00 per share pursuant to the prior receipt of $275,000 in equity financing.

Issuance of Shares for Common Stock Placement

On September 17, 2021, The Company issued 298,883 shares of common stock and 298,883 5 year warrants to purchase shares of common stock at $1.79 for aggregate gross proceeds of $525,000.

Issuance of Shares for Vested Restricted Stock Units

Between January 25, 2021 and August 13, 2021, the company issued a total of 504,965 shares of common stock to holders of fully vested restricted stock units.

Issuance of Shares Pursuant to Settlement of Accounts Payable

On June 1, 2021, the Company issued 96,757 shares of common stock in full settlement of $132,557 of accounts payable. The shares had a fair value of $1.37 per share.

On July 14, 2021, the Company issued 29,025 shares of common stock in full settlement of $85,622 of accounts payable. The shares had a fair value of $2.95 per share.

On August 10, 2021, the Company issued 11,611 shares of common stock in full settlement of $29,607 of accounts payable. The shares had a fair value of $2.55 per share.

On August 10, 2021, the Company issued 5,458 shares of common stock in full settlement of $13,919 of accounts payable. The shares had a fair value of $2.55 per share.

On September 14, 2021, the Company issued 27,403 shares of common stock in full settlement of $61,930 of accounts payable. The shares had a fair value of $2.26 per share.

Equity Financing

During May 2020, the Company received $515,000 of a committed $565,000 from the sale of 135,527 shares of common stock (at a price of $3.80 per share) and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share. As of September 30, 2021, the full amount has not been received and only $415,000 worth of the shares and warrants have been issued. The remaining $125,000 is included in equity financing within current liabilities on the consolidated balance sheet.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the nine months ended September 30, 2021 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2020	672,459	$8.09	118,388	$3.25	2,301,053
Granted	389,344	2.30	-	-	843,338
Exercised	-	-	-	-	(675,219)
Expired	(11,699)	-	-	-	(150,833)
Balance at September 30, 2021	1,050,104	$2.57	118,388	$3.25	2,318,339
Exercisable at September 30, 2021	1,050,104	$2.57	118,388	$3.25	1,464,631

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrant. The fair value at the issuance dates for the above warrant was based upon the following management assumptions:

Issuance date
Risk-free interest rate	0.49 - 0.88%
Expected dividend yield	-%
Expected volatility	100%
Term	5 years
Fair value of common stock	1.95 - 2.24

The Company’s outstanding warrants and options at September 30, 2021 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$1.79 - $20.90	1,050,104	3.23	$2.57	1,050,104	$2.57	290,525

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$2.64 - $28.50	118,388	2.94	$3.25	118,388	$3.25	-

As of September 30, 2021 and December 31, 2020, the total unrecognized expense for unvested stock options and restricted stock awards was approximately $1.7 million and $2.5 million, respectively, to be recognized over a four month to three year period from the grant dates.

Stock-based compensation expense for three and nine months ended September 30, 2021 and 2020 was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation expense	$699,084	$488,304	$1,929,446	$2,844,851

Stock-based compensation expense categorized by the equity components for three and nine months ended September 30, 2021 and 2020 was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Common stock	$699,084	$488,304	$1,929,446	$2,844,851
Total	$699,084	$488,304	$1,929,446	$2,844,851

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	118,388	173,041	118,388	173,041
Warrants	1,050,104	642,270	1,050,104	642,270
Total common stock equivalents	1,168,492	815,311	1,168,492	815,311

Note 9. Related Party Transactions

At September 30, 2021 and December 31, 2020 Company had amounts due to officers in the amount of $153,838.

During April, 2020, a company affiliated with a shareholder advanced $475,000 in cash to the supplier of test kits for their purchase. In May 2021, the company returned the test kits pursuant to its sales contract in full satisfaction of the $475,000 previously advanced.

During September 2021, the Company’s former CEO and shareholder advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand and included in Shareholder advance on the Company’s consolidated balance sheet as of September 30, 2021

Note 10. Subsequent Events

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that other than disclosed below, there were no additional reportable subsequent events to be disclosed.

Issuance of Shares for Vested Restricted Stock Units

Between October 1, 2021 and October 21, 2021, the company issued a total of 164,161 shares of common stock to holders of fully vested restricted stock units.

Issuance of Shares Pursuant to Settlement of Accounts Payable

On November 1, 2021, the Company issued 15,988 shares of common stock in full settlement of $27,178 of accounts payable. The shares had a fair value of $1.70 per share.

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

Our principal executive offices are located at 590 Madison Avenue, 21st Floor, New York, New York, 10022. Our telephone number is (844) 472-9679. The Company also had a lease in Greenwich, CT which expired in March 2020 and became a month to month tenancy until it was terminated in April 2021.

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

The Company had sought to mitigate these impacts to revenue through the sale of personal protective equipment (“PPE”) and COVID-19 rapid test kits to the health care industry, including many of the Company’s hospital customers.

The sale of PPE and rapid test kits for COVID-19 represented a new business for the Company and was subject to the myriad risks associated with any new venture. The Company encountered great difficulty in attempting to secure reliable sources of supply for both COVID-19 Rapid Test Kits and PPE. The Company currently has no contracted supply of Rapid Test Kits or PPE. Since the inception of this business, the Company completed only minimal sales of COVID-19 rapid test kits and PPE. The Company does not expect to generate any significant revenue from the sale of PPE products or rapid test kits, and as of the date of this report, the Company has not generated any material revenue from the sale of PPE or rapid test kits.

The Company is no longer actively seeking to procure and sell Test Kits or PPE. Instead, the Company is focused on selling its current inventory of PPE. The Company may receive commissions for acting as an intermediary with respect to the sale of PPE and/or Test Kits. However, there is no assurance the Company will realize any material revenue from these activities.

Results of Operations - three months ended September 30, 2021

Our operating results for the three month periods ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended
	September 30, 2021	September 30, 2020	Difference
Revenue	$1,138,124	$1,171,399	$(33,275)
Cost of revenues	722,031	956,203	(234,172)
General and administrative	1,377,900	2,235,643	(857,743)
Other (expense) income	-	(726,766)	726,766
Provision for income taxes	-	-	-
Net loss	(961,807)	(2,747,213)	1,785,406

Revenues

Revenue for the three months ended September 30, 2021 remained relatively flat with a minimal decrease of $33,275, compared to revenue for the three months ended September 30, 2020. This slight decrease was primarily due to normal fluctuations in our billing cycles. We expect near term revenues to remain relatively flat, unless and until we raise sufficient capital to fully implement our business plan.

Operating Expenses

Cost of revenues

Cost of revenues were $722,031 for the three months ended September 30, 2021 compared to $956,203 for the same period in 2020. The decrease was primarily the result of salary reductions implemented by the Company in the fourth quarter of 2020 to reduce cash expenditures.

General and administrative

General and administrative expenses decreased $857,743 to $1,377,900 for the three months ended September 30, 2021, as compared to $2,235,643 in the same period of 2020. The decrease is primarily attributable to a decrease in legal and professional fees of $825,000, a decrease in bad debt expense of $170,000, a decrease in accounting fees of $20,000 and a decrease in travel expense of $15,000, partially offset by an increase in stock-based compensation (non-cash) of approximately $390,000, and an increase in commission expense of $18,000. We expect general and administrative expenses to remain relatively flat during the rest of 2021, unless we complete a capital raise, in which case we would expect expenses to grow as we ramp our sales force.

Other expense

We had other expense of $726,766 in the three months ended September 30, 2020. Other expense in the three-month period of 2020 related to a loss on settlement of accounts payable of $726,766 due to the fair value of the shares issued in settlement being greater than the value of the accounts payable.

Net Loss

For the three months ended September 30, 2021, we incurred a net loss of $961,807 compared to a net loss of $2,747,213 for the same period in 2020.

Results of Operations – nine months ended September 30, 2021

Our operating results for the nine month periods ended September 30, 2021 and 2020 are summarized as follows:

	Nine Months Ended
	September 30, 2021	September 30, 2020	Difference
Revenue	$3,382,205	$3,739,798	$(357,593)
Cost of revenues	2,152,651	2,739,737	(587,086)
General and administrative	4,184,848	7,034,188	(2,849,340)
Other (expense) income	-	(1,612,539)	1,612,539
Provision for income taxes	-	-	-
Net loss	(2,955,294)	(7,646,666)	4,691,372

Revenues

Revenue for the nine months ended September 30, 2021 decreased by $357,593 to $3,382,205, compared to revenue for the nine months ended September 30, 2020 of $3,739,798. This decrease was primarily due to a decrease in sales from our ticketing platform of approximately $125,000 coupled with a decrease in one time setup fees during the current period. We expect near term revenues to remain relatively flat, unless and until we raise sufficient capital to fully implement our business plan.

Operating Expenses

Cost of revenues

Cost of revenues were $2,152,651 for the nine months ended September 30, 2021 compared to $2,739,737 for the same period in 2020. The decrease was primarily the result of salary reductions implemented by the Company in the fourth quarter of 2020 to reduce cash expenditures and an approximate $100,000 decrease in cost of goods sold related to the decrease in sales from our ticketing platform discussed above.

General and administrative

General and administrative expenses decreased $2,849,340 to $4,184,848 for the nine months ended September 30, 2021, as compared to $7,034,188 in the same period of 2020. This decrease was primarily due to a decrease in salary expense of approximately $264,000, a decrease in stock-based compensation (non-cash) of approximately $800,000, a decrease in legal and professional fees of $1,080,000, a decrease in travel expense of $170,000, a decrease in accounting fees of $110,000, a decrease in commission expense of $170,000 and a decrease in bad debt expense of $48,000, partially offset by an increase in inventory expense of $161,000. We expect general and administrative expenses to remain relatively flat during the rest of 2021, unless we complete a capital raise, in which case we would expect expenses to grow as we ramp our sales force.

Other expense

We had other expense of $1,612,539 in the nine months ended September 30, 2020. Other expense in 2020 related to a loss on settlement of accounts payable of $1,612,539 due to the fair value of the shares issued in settlement being greater than the value of the accounts payable.

Net Loss

For the nine months ended September 30, 2021, we incurred a net loss of $2,955,294 compared to a net loss of $7,646,666 for the same period in 2020.

Liquidity and Capital Resources

Going Concern

As of September 30, 2021, we had a working capital deficit of 2,128,352 and accumulated deficit of $23,152,117. During three and nine months ended September 30, 2021, we had a net loss of $961,807 and $2,955,294, respectively, and used $739,428 of cash in operations during the nine months then ended (about $82,000 per month). We have historically incurred operating losses and negative operating cash flows, which we may continue to incur for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to raise additional capital and grow our revenues, we may not be able to sustain our business, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

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

Based on our current lack of capital and constrained ability to implement our business plan, we anticipate that our operating activities will use approximately $80,000 in cash per month over the next twelve months, or approximately $960,000. Currently we have limited cash on hand, and consequently, we are unable to fully implement our current business plan. Accordingly, we have an immediate need for additional capital to fund our operating activities.

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and/or debt securities, and ultimately, we will need to generate substantial positive operating cash flows. We expect that our internal sources of funds will consist of cash flows from operations, but not until we begin to realize additional revenues from the sale of our products and services. As previously stated, our operations are generating negative cash flows, and thus adversely affecting our liquidity. If we are able to secure sufficient funding in the fourth quarter of 2021 or the first quarter of 2022 to fully implement our business plan, we expect that our operations could begin to generate significant cash flows during the second half of 2022, which should ameliorate our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to fully implement our business plan, in which case there could be a material adverse effect on our results of operations and financial condition.

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

Cash Flows

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(739,428)	$(1,144,411)
Net cash used in investing activities	-	(1,229)
Net cash provided by financing activities	764,595	847,542
Change in cash	$25,167	$(298,098)

Operating Activities

Cash used in operating activities was approximately $739,000 for the nine months ended September 30, 2021 (about $82,000 per month), mainly related to the net loss of approximately $2,955,000,and a $566,000 decrease in deferred revenue, partially offset by non-cash stock-based compensation of $1,929,000, bad debt expense of $161,000, a decrease in accounts receivable of $265,000, a decrease in inventory of $475,000, an increase of accounts payable and accrued expense of $292,000 and depreciation expense of $74,000.

Cash used in operating activities was $1,144,411 for the nine months ended September 30, 2020 (about $127,000 per month), mainly related to the net loss of $7,646,666, an increase of $244,671 in prepaid expenses related to deposits for PPE and an increase in PPE inventory of $991,309. This was partially offset by non-cash stock-based compensation of $2,844,851, the loss on settlement of accounts payable of $1,612,539 (non-cash), an increase in deferred revenue of $585,083 related to customer repayments on long-term SaaS agreements, net decreases in accounts receivable of $192,620, an increase in accounts payable and accrued liabilities of $2,237,862. We have been able to finance a significant portion of our operating activities through net increases accounts payable and accrued liabilities, though we do not believe this is sustainable as a source of funding our ongoing operations.

Investing Activities

We had no investing activities during the nine months ended September 30, 2021

Cash used in investing activities for the nine months ended September 30, 2020 was $1,229 for the purchase of fixed assets.

Financing Activities

Cash provided by financing activities was $764,595 for the nine months ended September 30, 2021. This consisted of $139,595 in proceeds from a loan payable, $100,000 from an advance from the Company’s former CEO and shareholder , and $525,000 from a common stock placement.

Cash provided by financing activities was $847,542 for the nine months ended September 30, 2020. This consisted of $515,000 proceeds from equity financing, $293,872 of proceeds from a loan payable, and $38,570 of proceeds from the exercise of warrants.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2021, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of September 30, 2021, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All three lawsuits allege that our company and our former CEO misled investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. The plaintiffs in these actions are seeking unspecified monetary damages. These three class actions were consolidated on September 18, 2020 and Daniel Yannes was designated lead plaintiff. A consolidated Amended Complaint (“CAC”) was filed on October 19, 2020. The Defendants filed a motion to dismiss the CAC on November 18, 2020, and the briefing on that motion was complete on January 8, 2021. By Memorandum Opinion and Order dated June 21, 2021, Judge Koeltl denied Defendants’ motion to dismiss. Defendants’ entered into a scheduling order and filed their respective Answers to the CAC on July 27, 2021. The parties have agreed to non-binding mediation which began in August 2021 and is ongoing.

On June 15, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Marc S. Schessel, Steven Wallitt (current directors), and Robert Christie and Charles Miller (former directors) (“Director Defendants”). The action is captioned Javier Lozano, derivatively on behalf of SCWorx Corp., Plaintiff, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. The Director Defendants intend to vigorously defend against these proceedings. The parties to this derivative action have agreed to non-binding mediation which began in August 2021 and is ongoing.

On August 21, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Marc S. Schessel, Steven Wallitt (current directors), and Robert Christie and Charles Miller (former directors) (“Director Defendants”). The action is captioned Josstyn Richter, derivatively on behalf of SCWorx Corp., Plaintiff, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. The Director Defendants intend to vigorously defend against these proceedings. The parties to this derivative action have agreed to non-binding mediation which began in August 2021 and is ongoing.

On September 30, 2020, a shareholder derivative action was filed in the Supreme Court State of New York, New York County against Marc S. Schessel and Steven Wallitt (current directors) and Charles Miller (a former director). The action is captioned Hemrita Zarins, derivatively on behalf of SCWorx Corp. v. Marc S. Schessel, Charles Miller, Steven Wallitt and SCWorx, Nominal Defendant. This lawsuit alleges that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with the Company’s April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls. The Plaintiff, on our behalf, is seeking an award of monetary damages, improvements in our disclosure and internal controls, and legal fees. On October 28,2020, Zarins withdrew this action and refiled an action in the Chancery Court in the State of Delaware on October 29, 2020. Zarins named as Defendants Marc S. Schessel, Robert Christie (a former director), Steven Wallitt and SCWorx, Nominal Defendant. The allegations, as well as the relief sought, in the Delaware Chancery Court proceeding are substantially the same as that filed in the New York State Action. The Director Defendants intend to vigorously defend against these proceedings. The parties to this derivative action have agreed to non-binding mediation which began in August 2021 and is ongoing.

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

David Klarman v. SCWorx Corp. f/k/a Alliance MMA, Inc.,

Index No. 619536/2019 (N.Y. State Sup. Ct., Suffolk County)

On October 3, 2019, David Klarman, a former employee of Alliance, served a complaint against SCWorx seeking $400,000.00 for a breach of his employment agreement with Alliance. Klarman claims that Alliance ceased paying him his salary in March 2018 as well as other alleged contractual benefits. SCWorx does not believe that it owes the amount demanded and intends to vigorously defend against these claims. On March 6, 2020, SCWorx filed an answer and counterclaims against Mr. Klarman. On September 18, 2020, the Court granted Klarman’s counsel’s motion to withdraw as counsel due to “irreconcilable differences.” The Court stayed the case for 45 days after service of the Court’s order. Mr. Klarman’s wife, Marie Klarman, Esq., filed a Notice of Appearance on November 6, 2020 and filed a motion on November 9, 2020 seeking various forms of relief -- in violation of the Court’s Individual Rules and the Commercial Division Rules. We opposed Klarman’s motion on December 31, 2020 and the case was marked fully submitted on January 21, 2021. By Decision and Order dated March 26, 2021, the Court granted Klarman’s motion to dismiss four (4) of fourteen (14) defenses, denied Klarman’s motion to dismiss SCWorx’s counterclaims against him; denied Klarman’s motion for summary judgment and denied Klarman’s motion to strike allegations contained in the Affirmative Defenses and Counterclaims based on his contention that such allegations were “scandalous” or prejudicial. On April 7, 2021, Klarman filed a Reply to the Counterclaims, denying the material allegations and interposed numerous affirmative defenses. The Court has issued a preliminary conference order, setting a discovery cut-off of October 2022. The parties are currently engaged in discovery.

At this time, we are unable to predict the duration, scope, or possible outcome of these investigations and lawsuits.

Item 1A. Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the nine month period ended September 30, 2021, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K

Item 3. Default under Senior Securities

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

Exhibit #	Exhibit Description
3.1	Certificate of Incorporation, as amended February 1, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s 10-K filed with the SEC on April 1, 2019)

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

4.1	Warrant dated September 17, 2021 (incorporated by reference to Exhibit #4.1 to the Company’s 8-K filed with the SEC on September 23, 2021)

10.1	Securities Purchase Agreement dated September 17, 2021 (incorporated by reference to Exhibit #10.1 to the Company’s 8-K filed with the SEC on September 23, 2021)

10.2	Registration Rights Agreement dated September 17, 2021 (incorporated by reference to Exhibit #10.2 to the Company’s 8-K filed with the SEC on September 23, 2021)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: November 15, 2021	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President and Chief Executive Officer
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: November 15, 2021	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer
(Principal Financial Officer)