Form 10-K
period 2021-12-31
SCWorx Corp.
filed 2022-03-31
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐  No ☒

As of June 30, 2021, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $16.3 million, based on the last reported trading price of the Common Stock on that date, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock as of March 31, 2022 was 11,383,454.

SCWORX CORP.

ANNUAL

REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to our ability to:

●	reverse the recent decline in our revenue and resume growing our revenue;

●	resolve the various litigation proceedings and investigations pending against us on favorable terms or at all;

●	obtain additional financing in sufficient amounts or on acceptable terms so that we can fund our business plan;

●	reduce our dependence on third-party subcontractors to perform some of the work on our contracts;

●	mitigate the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business;

●	mitigate the impact of the COVID-19 pandemic on our revenues;

●	adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands; and

●	mitigate the impact of changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

Regarding PPE and Test Kits, the Company’s Board of Directors determined during the second quarter of 2020 to limit the Company’s role to acting as an intermediary between buyers and sellers with commission based compensation. We are endeavoring to sell our existing inventory of PPE products primarily through use of our internal and external sales personnel.

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

The Company currently hosts our solution, serves our customers, and supports our operations in the United States through an agreement with a third-party hosting and infrastructure provider, Rackspace. The Company incorporates standard IT security measures, including but not limited to; firewalls, disaster recovery, backup, etc.

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

Employees

As of December 31, 2021, we had 10 employees, of which 2 were management and finance and the rest in operations. We primarily utilize independent contractors and third-party vendors for software, maintenance of our database and customer software installation.

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

Settlement of Consolidated Securities Class Action

As previously disclosed, on April 29, 2020, a securities class action case was filed in the United States District Court for the Southern District of New York against us and our former CEO. The action is captioned Daniel Yannes, individually and on behalf of all others similarly situated vs. SCWorx Corp. and Marc S. Schessel,. Subsequently, two additional class actions were filed in the same court (Leeburn v. SCWorx, et ano. and Leonard v. SCWorx et ano.) and thereafter, the three class actions were consolidated (the “Consolidated Class Action”). The Consolidated Class Action alleged that our company and our former CEO misled investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits. As previously disclosed, on February 11, 2022, the parties entered into a Stipulation of Settlement (subject to Court approval) to settle the Consolidated Class Action. The settlement resolves all claims asserted against SCWorx and the other named defendant without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant. Under the terms of this agreement, (i) the insurers for the Company and Marc Schessel (former CEO) will make a cash payment to the class plaintiffs (ii) the former CEO will transfer 100,000 shares of company common stock to the class plaintiffs, and (iii) the Company will issue $600,000 worth of common stock to the class plaintiffs, in exchange for which all parties will be released from all claims related to the securities class action litigation. After giving effect to the share issuance by the Company, the Company believes that it will have satisfied the accrued retention liability of $700,000.

Settlement of Consolidated Derivative Action

As previously disclosed, on June 15, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Steven Wallitt (current director), and Marc S. Schessel, Robert Christie and Charles Miller (former directors) (“Director Defendants”). The action is captioned Lozano, derivatively on behalf of SCWorx Corp. v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. The Lozano lawsuit was consolidated with another shareholder derivative lawsuit, Richter, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. (the “Consolidated Derivative Action”).

The Consolidated Derivative Action alleged that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls.

In addition, on October 29, 2020, Hemrita Zarins filed a shareholder derivative action in the Chancery Court in the State of Delaware against Steven Wallitt (current director) and Marc S. Schessel and Charles Miller ( former directors). The action is captioned Hemrita Zarins, v. Marc S. Schessel, Robert Christie, Steven Wallitt and SCWorx, Nominal Defendant. The Zarins action contains substantially similar allegations as in the Consolidated Derivative Action.

On February 15, 2022, the Company and the Director Defendants (Marc Schessel, Steven Wallitt, Charles Miller and Robert Christie) entered into a stipulation of settlement (subject to Court approval) with the shareholder derivative plaintiffs to settle the Consolidated Derivative Action as well as the Zarins action. Under the terms of the settlement, (i) the insurers for the Director Defendants will make a cash payment to legal counsel for the shareholder derivative Plaintiffs to cover their legal fees and (ii) the Company will adopt certain corporate governance reforms within 60 days of court approval of the settlement, in exchange for which all parties will be released from all claims related to the derivative class action litigation. The settlement resolves all claims asserted against the defendants without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant.

Other Investigations

In addition, as previously disclosed, following the April 13, 2020 press release and related disclosures (related to COVID-19 rapid test kits), the Securities and Exchange Commission made an inquiry regarding the disclosures we made in relation to the transaction involving COVID-19 test kits. The Company is continuing to cooperate with the SEC regarding its investigation arising out of the April 13, 2020 press release and the events thereafter.  The Company received a Wells notice on December 8, 2021 and an amended Wells notice on December 10, 2021. The Wells Notice states that the staff of the Securities and Exchange Commission has made a preliminary determination to recommend that the Commission file an enforcement action against the Company which would allege violations of Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 10b-5(a), 10b-5(b), and 10b-5(c) thereunder. The Wells Notice also indicates that the staff would seek fines and disgorgement, including pre and post judgment interest in such enforcement proceeding. The Company did not make a Wells submission to the Commission in response to the Wells Notice. The Company has since been actively engaged in discussions with the Staff to settle the claims set forth in the Wells Notice.

In April 2020, we received related inquiries from The Nasdaq Stock Market and the Financial Industry Regulatory Authority (FINRA). We cooperated fully with these agencies, providing information and documents, as requested. We have not had any requests from these agencies since January 2021.

Also in April 2020, as previously disclosed, we were contacted by the U.S. Attorney’s Office for the District of New Jersey, which was seeking information and documents from our officers and directors relating primarily to the April 13, 2020 press release concerning COVID-19 rapid test kits. We have cooperated fully with the U.S. Attorney’s Office in its investigation.

In connection with these actions and investigations, the Company is obligated to indemnify its officers and directors for costs incurred in defending against these claims and investigations. Because the Company currently does not have the resources to pay for these costs, its directors and officers liability insurance carrier has agreed to indemnify these persons. Upon consummation of the settlement of the Consolidated Class Action, the Company believes it will have satisfied its accrued retention obligations with respect to the insurance coverage.

David Klarman v. SCWorx Corp. f/k/a Alliance MMA, Inc., Index No. 619536/2019 (N.Y. State Sup. Ct., Suffolk County)

On October 3, 2019, David Klarman, a former employee of Alliance, served a complaint against SCWorx seeking $400,000.00 for a breach of his employment agreement with Alliance. Klarman claims that Alliance ceased paying him his salary in March 2018 as well as other alleged contractual benefits. This action was settled on or about December 16, 2021 by the parties without any admission of liability or wrongdoing. In exchange for a release, the Company agreed to settle with Mr. Klarman with $100,000 of SCWorx shares calculated over a period of 4 months pursuant to an agreed upon schedule with respect to amounts, dates and a restriction on sales of SCWorx stock to no more than 4,000 shares per trading day. To date, all shares have been issued pursuant to this agreement.

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

Regarding PPE and Test Kits, the Company’s Board of Directors determined during the second quarter of 2020 to limit the Company’s role to acting as an intermediary between buyers and sellers with commission-based compensation. We are endeavoring to sell our existing inventory of PPE products primarily through use of our internal and external sales personnel.

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

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. For the year ended December 31, 2021, our revenues were $4,632,529, and we had a net loss of $3,814,468. For the year ended December 31, 2020, our revenues were $5,213,118, and we had a net loss of $7,402,350. At December 31, 2021, we had an accumulated deficit of $24,011,291.

We incurred losses from operations of $3,814,468 for the year ended December 31, 2021 and $6,045,011 for the year ended December 31, 2020. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in our target market and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

If we are unable to grow our revenue, we may never achieve or sustain profitability.

To become profitable, we must, among other things, increase our revenues. Our total revenues declined approximately $580,000 (11%) to $4,632,529 in the year ended December 31, 2021 as compared to $5,213,118 in the year ended December 31, 2020. In order to become profitable and then maintain profitability, we must, among other things, increase our revenues while dealing with the ongoing impacts of the COVID-19 pandemic.   This decline in revenue will be exacerbated if we are unable to develop and market new products, which could help us increase our sales to existing customers or develop new customers. Even if we are able to grow our revenues, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

Risks Related to Our Business

There is substantial doubt about our ability to continue as a going concern.

Our auditors have indicated in their report on our financial statements for the year ended December 31, 2021 that conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements.

As of December 31, 2021, we had only limited cash on hand, a working capital deficit of $1,527,830 and accumulated deficit of $24,011,291. During the year ended December 31, 2021, we had a net loss of $3,814,468 and used $1,069,945 of cash in operations. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

We currently have an immediate need for additional capital. If we are unable to obtain additional capital, we will not be able to implement our business strategy or successfully operate our business; however, additional financings will subject our existing stockholders to dilution.

To continue our growth path, we expect to finance our future expansion plans through public or private equity offerings or debt financings. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. We have recently encountered some difficulty in raising funds from external sources. If adequate funds are not available, we may be required to further delay or reduce the scope of our business plans. To the extent that we raise additional funds by issuing equity securities, our stockholders will experience dilution. In addition, debt financing, if available, may involve restrictive covenants. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates.

Our future funding requirements will depend on many factors, including, but not limited to, the costs and timing of our future acquisitions.

A failure to successfully execute our growth strategy could adversely affect our business, financial condition, results of operations and prospects.

Subject to the receipt of sufficient funding, which we currently do not have, we intend to pursue growth through expanding our [sales force], product offerings and project skill-sets and capabilities, as well as increasing critical mass to enable us to bid on larger contracts.

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

Any of these risks could prevent us from executing on any acquisition we might complete, which could adversely affect our business, financial condition, results of operations and prospects. At this time, we are not considering any acquisition.

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

Our customer base is highly concentrated. Due to the size and nature of our contracts, one or a few customers have during any given year, as well as over a period of consecutive years, represented a substantial portion of our consolidated revenues and gross profits. Two customers accounted for approximately 19% and 13%, respectively, of our revenue in the year ended December 31, 2021. Two customers accounted for approximately 22% and 17%, respectively, of our revenue in the year ended December 31, 2020. Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers contract from us. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future.

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

We will need to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to expand our account management/sales force when and if we have sufficient capital to do so. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. If we are unable to hire, develop and retain talented account management/sales personnel or if the personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the intended benefits of this investment or increase our revenue.

If we are unable to attract and retain qualified executive officers and managers and consultants, we will be unable to operate efficiently, which could adversely affect our business, financial condition, results of operations and prospects.

We depend on the continued efforts and abilities of our management and consultants, to establish and maintain our customer relationships and identify strategic opportunities. The loss of any one of them could negatively affect our ability to execute our business strategy and adversely affect our business, financial condition, results of operations and prospects. Competition for managerial talent with significant industry experience is high, and we may lose access to executive officers/consultants for a variety of reasons, including more attractive compensation packages offered by our competitors. Although we have entered into employment agreements with certain of our senior level management, we cannot guarantee that any of them or other key management/consulting personnel will remain employed by us for any length of time.

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

Further, our customers are regulated by the Department of Health and Human Services and other regulators. These regulators may interpret the application of their regulations in a manner that is different than the way such regulations are currently interpreted and may impose additional regulations, either of which could reduce demand for our services and adversely affect our business and results of operations.

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

In general, economic uncertainty makes it difficult to estimate our customers’ requirements for our services. Subject to receipt of sufficient funding, which we currently do not have, we plan to expand our sales force to enable us to grow our revenues. If economic factors in any of the regions in which we plan to expand are not favorable to the growth and development of the medical industry, we may not be able to carry out our growth strategy, which could adversely affect our business, financial condition, results of operations and prospects.

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

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the financial statements that affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

●	contract costs and profits and revenue recognition of contract change order claims;

●	provisions for uncollectible receivables and customer claims;

●	recoveries of costs from subcontractors, suppliers and others;

●	valuation of assets acquired and liabilities assumed in connection with business combinations;

●	accruals for estimated liabilities, including litigation and insurance reserves; and

●	goodwill and intangible asset impairment assessment.

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

Risks Related to our Common Stock

We may not be able to maintain the minimum $1.00 bid price per share of our Common Stock, as required by the Nasdaq Stock Market, which could force us to implement a reverse stock split of our Common Stock.

From February 17, 2022 through March 21, 2022 (22 trading days), our common stock traded below $1.00 per share, the minimum bid price per share required for continued inclusion on the Nasdaq Stock Market. There is a risk that the price per share of our Common Stock trades below $1.00 for thirty consecutive days, in which case we will not be in compliance with the Nasdaq Stock Market’s requirements for continued inclusion, as a result of which our common stock could be subject to delisting from Nasdaq. In such an event, we would, subject to shareholder approval, implement a reverse stock split so as to increase the price per share of our common stock on a post-split adjusted basis. In such a case, there is a risk that the price of our common stock could decline on a split-adjusted basis. For example, if our common stock were trading at $.80 per share and we implemented a 5/1 reverse stock split, there is a risk that our common stock could trade below $4.00 per share on a split-adjusted basis.

Our common stock price has fluctuated substantially, and the trading price of our common stock is likely to continue to be volatile, which could result in losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Recently , the average daily trading volume of our common stock has decreased. Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, media coverage and other public announcements, and filings with the SEC;

●	market conditions for providers of services to the medical industry;

●	lack of securities analyst coverage or speculation in the press or investment community about us or opportunities in the markets in which we compete;

●	changes in government policies in the United States;

●	changes in earnings estimates or recommendations by any securities or research analysts who track our common stock or failure of our actual results of operations to meet any such expectations;

●	dilution caused by the conversion into common stock of convertible securities or by the exercise of outstanding warrants or options;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	government investigations of our business activities;

●	sales of common stock by us, our investors or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance. This may prevent stockholders from being able to sell their shares at or above the price they paid for shares of our common stock, if at all. In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceeding, , could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, would likely adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings. As of December 31, 2021 we had 11,293,030 shares of common stock issued and outstanding, of which 1,706,652 shares were restricted securities and eligible for sale pursuant to Rule 144 promulgated by the SEC. The sale of these shares into the open market may adversely affect the market price of our common stock.

As of December 31, 2021, there were outstanding warrants to purchase an aggregate of 1,043,525 shares of our common stock at a weighted-average exercise price of $2.57 per share, all of which were exercisable as of such date. As of December 31, 2021, there were outstanding options to purchase an aggregate of 118,388 shares of our common stock at a weighted-average exercise price of $3.25 per share, all of which were exercisable as of such date. The market price of our common stock also may be adversely affected by our issuance of shares of our capital stock or convertible securities in connection with future acquisitions, or in connection with our financing efforts.

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

The trading market for our common stock will rely in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business. We may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the market price for price of our common stock could decline . In the event we obtain securities or industry analyst coverage, the market analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

A failure by us to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business and operating results.

Maintaining effective internal control over financial reporting is necessary for us to produce accurate and complete financial reports and to help prevent financial fraud. In addition, such control is required in order to maintain the listing of our common stock on the Nasdaq Capital Market. While we have undertaken remedial steps to improve our financial reporting process, including the implementation of a firm-wide accounting information system that collects, stores and processes financial and accounting data on a consolidated basis for use in meeting our reporting obligations, our internal control over financial reporting has not been effective . For the year ended December 31, 2021, we did not have effective controls over financial reporting. Our management has identified material weaknesses in our internal controls related to deficiency in our ability to have proper segregation of duties.

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

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant additional legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the Nasdaq Capital Market impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or as executive officers.

If we do not manage our planned growth effectively, our revenue, business and operating results may be harmed.

Our future expansion strategy could include possible acquisitions of other SaaS companies. We may not be able to identify, secure and manage future acquisitions successfully. The acquisition of any future businesses may require a greater than anticipated investment of operational and financial resources as we seek to institute uniform standards and controls across acquired businesses. Acquisitions may also result in the diversion of management and resources, increases in administrative costs, including those relating to the assimilation of new employees, and costs associated with any financings undertaken in connection with such acquisitions. We cannot assure you that any acquisition we undertake, including those we have already made, will be successful. Future growth will also place additional demands on our management, sales, and marketing resources, and may require us to hire and train additional employees. We will need to expand and upgrade our systems and infrastructure to accommodate our growth, and we may not have the resources to do so in the time frames required. The failure to manage any future growth effectively will materially and adversely affect our business, financial condition and results of operations.

We may explore acquiring additional companies and such acquisitions may subject us to additional unknown risks.

We may make future acquisitions of SaaS or other companies in markets that we do not serve now. We may not be able to reach agreements with such companies on favorable terms or at all. In completing acquisitions, we will rely upon the representations and warranties and indemnities made by the sellers with respect to each acquisition as well as our own due diligence investigation. We cannot assure you that such representations and warranties will be true and correct or that our due diligence will uncover all materially adverse facts relating to the operations and financial condition of the acquired companies or their businesses. To the extent that we are required to pay for undisclosed obligations of an acquired company, or if material misrepresentations exist, we may not realize the expected economic benefit from such acquisition and our ability to seek legal recourse from the seller may be limited.

The value of our goodwill and other intangible assets may decline.

As of December 31, 2021, there was goodwill of $8,366,467. We evaluate goodwill at least annually, and will do so more frequently if events or circumstances indicate that impairment may have occurred. Many of the assumptions and estimates that we make in order to estimate the fair value of our intangible assets directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and the discount rates applied to expected cash flows. We are able to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To avoid undue influence, we have set criteria that are followed in making assumptions and estimates. The determination of whether goodwill or acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting unit. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Because of the nature of our business and the exit from lines of business, there is a risk of litigation. Any litigation could cause us to incur substantial expenses whether or not we prevail, which would reduce the capital available for our operations.

Please refer to Item 3. Legal Proceedings of this Annual Report on Form 10-K for a detailed description of the pending legal actions and investigations.

Economic uncertainty impacts our business and financial results, and a renewed recession could materially affect us in the future.

Periods of economic slowdown or recession could lead to a reduction in demand for our software and services, which in turn would reduce our revenues and adversely affect our results of operations and our financial position. Our business will be dependent upon business discretionary spending and therefore is affected by business confidence as well as the future performance of the United States and global economies. As a result, our results of operations are susceptible to economic slowdowns and recessions.

We depend on the services of key executives and consultants, and the loss of these persons could materially harm our business and our strategic direction if we were unable to replace them with persons of equal experience and capabilities.

Our future success significantly depends on the continued service and performance of our key management and other personnel. We cannot prevent members of senior management/consultants from terminating their employment with us even if we have an employment or consulting agreement with them. Losing the services of members of senior management/consultants could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities. We have not purchased life insurance covering any members of our senior management.

The markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence.

We face competition from other SaaS companies. Many of the companies with which we will compete have greater financial and technical resources than are available to us. Our failure to compete effectively could result in a significant loss of customers, which would adversely affect our operating results.

We need additional capital to support our operations and the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

In order for us to grow and execute our business plan successfully, we  require additional financing which may not be available on acceptable terms or at all. If such financing is available, it may be dilutive to the equity interests of existing stockholders. Failure to obtain financing will have a material adverse effect on our financial position. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

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

Our success will depend in part on our ability to establish, protect and enforce our intellectual property and other proprietary rights. Our inability to protect our tradenames, service marks and other intellectual property rights from infringement, piracy, counterfeiting or other unauthorized use could negatively affect our business. If we fail to establish, protect or enforce our intellectual property rights, we may lose an important advantage in the market in which we compete. Our intellectual property rights may not be sufficient to help us maintain our position in the market and our competitive advantages. Monitoring unauthorized uses of and enforcing our intellectual property rights can be difficult and costly. Legal intellectual property actions are inherently uncertain and may not be successful, and may require a substantial resources and management attention.

We currently host our solution, serve our customers, and support our operations in the United States through an agreement with a third party hosting and infrastructure provider, Rackspace. We incorporate standard IT security measures, including but not limited to; firewalls, disaster recovery, backup, etc.

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

We believe we maintain insurance coverage that is customary for businesses of our size and type; however, we may be unable to insure against certain types of losses or claims, or the cost of such insurance may be prohibitive. For example, although we carry insurance for breaches of our computer network security, there can be no assurance that such insurance will cover all potential losses or claims or that the dollar limits of such insurance will be sufficient to provide full coverage against all losses or claims. Uninsured losses or claims, if they occur, could have a material adverse effect on our financial condition, business and results of operations. Our Insurance policies may also be subject to substantial deductibles/retentions.

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

Settlement of Consolidated Securities Class Action

As previously disclosed, on April 29, 2020, a securities class action case was filed in the United States District Court for the Southern District of New York against us and our former CEO. The action is captioned Daniel Yannes, individually and on behalf of all others similarly situated vs. SCWorx Corp. and Marc S. Schessel,. Subsequently, two additional class actions were filed in the same court (Leeburn v. SCWorx, et ano. and Leonard v. SCWorx et ano.) and thereafter, the three class actions were consolidated (the “Consolidated Class Action”). The Consolidated Class Action alleged that our company and our former CEO misled investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits.

As previously disclosed, on February 11, 2022, the parties entered into a Stipulation of Settlement (subject to Court approval) to settle the Consolidated Class Action. The settlement resolves all claims asserted against SCWorx and the other named defendant without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant. Under the terms of this agreement, (i) the insurers for the Company and Marc Schessel (former CEO) will make a cash payment to the class plaintiffs (ii) the former CEO will transfer 100,000 shares of company common stock to the class plaintiffs, and (iii) the Company will issue $600,000 worth of common stock to the class plaintiffs, in exchange for which all parties will be released from all claims related to the securities class action litigation. After giving effect to the share issuance by the Company, the Company believes that it will have satisfied the accrued retention liability of $700,000.

Settlement of Consolidated Derivative Action

As previously disclosed, on June 15, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Steven Wallitt (current director), Marc S. Schessel, Robert Christie and Charles Miller (former directors) (“Director Defendants”). The action is captioned Lozano, derivatively on behalf of SCWorx Corp. v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. The Lozano lawsuit was consolidated with another shareholder derivative lawsuit, Richter, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. (the “Consolidated Derivative Action”).

The Consolidated Derivative Action alleged that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls.

In addition, on October 29, 2020, Hemrita Zarins filed a shareholder derivative action in the Chancery Court in the State of Delaware against Steven Wallitt (current director) and Marc S. Schessel and Charles Miller (former directors). The action is captioned Hemrita Zarins, v. Marc S. Schessel, Robert Christie, Steven Wallitt and SCWorx, Nominal Defendant. The Zarins action contains substantially similar allegations as in the Consolidated Derivative Action.

On February 15, 2022, the Company and the Director Defendants (Marc Schessel, Steven Wallitt, Charles Miller and Robert Christie) entered into a stipulation of settlement (subject to Court approval) with the shareholder derivative plaintiffs to settle the Consolidated Derivative Action as well as the Zarins action. Under the terms of the settlement, (i) the insurers for the Director Defendants will make a cash payment to legal counsel for the shareholder derivative Plaintiffs to cover their legal fees and (ii) the Company will adopt certain corporate governance reforms within 60 days of court approval of the settlement, in exchange for which all parties will be released from all claims related to the derivative class action litigation. The settlement resolves all claims asserted against the defendants without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant.

Other Investigations

In addition, as previously disclosed, following the April 13, 2020 press release and related disclosures (related to COVID-19 rapid test kits), the Securities and Exchange Commission made an inquiry regarding the disclosures we made in relation to the transaction involving COVID-19 test kits. The Company is continuing to cooperate with the SEC regarding its investigation arising out of the April 13, 2020 press release and the events thereafter.  The Company received a Wells notice on December 8, 2021 and an amended Wells notice on December 10, 2021. The Wells Notice states that the staff of the Securities and Exchange Commission has made a preliminary determination to recommend that the Commission file an enforcement action against the Company which would allege violations of Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 10b-5(a), 10b-5(b), and 10b-5(c) thereunder. The Wells Notice also indicates that the staff would seek fines and disgorgement, including pre and post judgment interest in such enforcement proceeding. The Company did not make a Wells submission to the Commission in response to the Wells Notice. The Company has since been actively engaged in discussions with the Staff to settle the claims set forth in the Wells Notice.

In April 2020, we received related inquiries from The Nasdaq Stock Market and the Financial Industry Regulatory Authority (FINRA). We cooperated fully with these agencies, providing information and documents, as requested. We have not had any requests from these agencies since January 2021.

Also in April 2020, as previously disclosed, we were contacted by the U.S. Attorney’s Office for the District of New Jersey, which was seeking information and documents from our officers and directors relating primarily to the April 13, 2020 press release concerning COVID-19 rapid test kits. We have cooperated fully with the U.S. Attorney’s Office in its investigation.

In connection with these actions and investigations, the Company is obligated to indemnify its officers and directors for costs incurred in defending against these claims and investigations. Because the Company currently does not have the resources to pay for these costs, its directors and officers liability insurance carrier has agreed to indemnify these persons. Upon consummation of the settlement of the Consolidated Class Action, the Company believes it will have satisfied its accrued retention obligations with respect to the insurance coverage.

David Klarman v. SCWorx Corp. f/k/a Alliance MMA, Inc., Index No. 619536/2019 (N.Y. State Sup. Ct., Suffolk County)

On October 3, 2019, David Klarman, a former employee of Alliance, served a complaint against SCWorx seeking $400,000.00 for a breach of his employment agreement with Alliance. Klarman claims that Alliance ceased paying him his salary in March 2018 as well as other alleged contractual benefits. This action was settled on or about December 16, 2021 by the parties without any admission of liability or wrongdoing. In exchange for a release, the Company agreed to settle with Mr. Klarman with $100,000 of SCWorx shares calculated over a period of 4 months pursuant to an agreed upon schedule with respect to amounts, dates and a restriction on sales of SCWorx stock to no more than 4,000 shares per trading day. To date, all shares have been issued pursuant to this agreement.

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

	2021		2020
	High	Low	High	Low
First Quarter	$3.08	$1.28	$3.14	$1.55
Second Quarter	$2.49	$1.28	$12.02	$2.09
Third Quarter	$5.00	$1.45	$5.75	$1.29
Fourth Quarter	$2.28	$1.16	$2.22	$1.03

Holders of Record

As of March 31, 2021, there were 11,383,454 outstanding shares of common stock held by 79 stockholders of record.

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

Refer to Note 9, Stockholders’ Equity, in the accompanying consolidated financial statements, for a non–cash dividend related to the decrease in the exercise price of certain warrants.

Item 6. [Reserved]

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

For the year ended December 31, 2021, we had two customers representing 19% and 13% of aggregate revenues. or the year ended December 31, 2020, we had two customers representing 22% and 17% of aggregate revenues. At December 31, 2021, we had three customers representing 17%, 16% and 14% of aggregate accounts receivable. At December 31, 2020, we had three customers representing 35%, 32% and 10% of aggregate accounts receivable.

Allowance for Doubtful Accounts

Our company continually monitors customer payments and maintains a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectability of our accounts receivable based upon a variety of factors. In cases where we become aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due. For all other customers, we recognize allowances for doubtful accounts based on our historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates. The Company recorded an allowance for doubtful accounts as of December 31, 2021 and 2020 of $421,736 and $183,277, respectively.

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

As of December 31, 2021, we had $472,750 of remaining performance obligations recorded as deferred revenue. We expect to recognize sales relating to these existing performance obligations of during 2022.

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

Contract Balances

Contract assets arise when the revenue associated prior to our unconditional right to receive a payment under a contract with a customer (i.e., unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of December 31, 2021 and 2020.

Contract liabilities arise when customers remit contractual cash payments in advance of our company satisfying our performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Deferred revenue for contract liabilities were $472,750 and $2,025,333 as of December 31, 2021 and 2020, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the year ended December 31, 2021, we evaluated available evidence and concluded that we may not realize all the benefits of our deferred tax assets; therefore, a valuation allowance was established for our deferred tax assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings. During the years ended December 31, 2021 and 2020, we completed the accounting for tax effects of the Tax Act under ASC 740. There were no impacts to the years ended December 31, 2021 and 2020.

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

Loss Per Share

We compute earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2021 and 2020, we had 1,161,913 and 790,847, respectively, common stock equivalents outstanding.

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

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our company’s request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. In addition, we have directors’ and officers’ liability insurance coverage that is intended to reduce our financial exposure and may enable us to recover any payments above the applicable policy retention.

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

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2021 and 2020.

Our operating results for the years ended December 31, 2021 and 2020 are summarized as follows:

	Years Ended
	December 31, 2021	December 31, 2020	Difference

Revenue	$4,632,529	$5,213,118	$(580,589)
Cost of revenues	2,782,509	3,515,279	(732,770)
General and administrative	5,664,488	7,742,850	(2,078,362)
Other (expense) income	-	(1,357,339)	1,357,339
Provision for income taxes	-	-	-
Net loss	(3,814,468)	(7,402,350)	3,587,882

Revenues

Revenue for the year ended December 31, 2021 was $4,632,529, compared to $5,213,188 in revenue for the year ended December 31, 2020. The decline in revenue is primarily related to decreases in revenues from PPE sales of approximately $410,000 as we have pivoted away from direct PPE inventory sales and a decrease of approximately $125,000 in ticket sales upon the  suspension of our Cagetix operations due to COVID-19.

Cost of Revenues

Cost of revenues for the year ended December 31, 2021 was $2,782,509, compared to $3,515,279 for the year ended December 31, 2020. The $732,770 decrease is primarily related to a decrease of approximately $103,000 in costs related to ticket sales revenue which was suspended in 2021 and decrease of approximately $127,000 in costs related to PPE inventory sales with the remaining decrease related to lowered salary costs of revenue in the current year.

Expenses

General and administrative expenses decreased $2,078,362 to $5,664,488 for the year ended December 31, 2021, as compared to $7,742,850 in the same period of 2020. This decrease was primarily due to a decrease in salary expense of approximately $70,000, a decrease in stock-based compensation (non-cash) of approximately $600,000, a decrease in legal and professional fees of $1,080,000, a decrease in travel expense of $170,000, a decrease in accounting fees of $40,000, and a decrease in commission expense of $170,000, partially offset by an increase in inventory expense of $367,000. We expect general and administrative expenses to remain relatively flat during 2022, unless we complete a capital raise, in which case we would expect expenses to grow as we ramp our sales force.

We had other expense of $1,357,339 during the year ended December 31, 2020. Other expense in 2020 related to net losses on the settlement of accounts payable due to the fair value of the shares issued in settlement being greater than the value of the accounts payable.

Liquidity and Capital Resources

Going Concern

Management has concluded on our consolidated financial statements for the year ended December 31, 2021 that conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements. As of December 31, 2021, we had a working capital deficit of $1,527,830 and accumulated deficit of $24,011,291. During the year ended December 31, 2021, we had a net loss of $3,814,468 and used $1,069,945 of cash in operations. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

Recent Fundraising

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

On September 17, 2021, The Company issued units at $1.79 per unit comprised in the aggregate of 298,883 shares of common stock and 298,883 5 year warrants to purchase shares of common stock for aggregate gross proceeds of $525,000.

During May 2020, we received $515,000 from the sale of 135,527 shares of common stock (at a price of $3.80 per share) and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share. Of the $515,000 investment, $125,000 is subject to execution of definitive documents.

Liquidity

We are currently experiencing a working capital deficiency, have limited cash on hand, and we are experiencing negative cash flows from operations. Consequently, we have an immediate need for additional capital to fund our operations and the implementation of our business plan.

Based on our current business plan, if we had sufficient capital resources, we anticipate that our operating activities would use approximately $400,000 in cash per month over the next twelve months, or approximately $4.8 million. Currently we have only limited cash on hand, and consequently, we are unable to implement our current business plan. Accordingly, we have an immediate need for additional capital to fund our operating activities.

In order to remedy this liquidity deficiency, we have cut spending and are actively seeking to raise additional funds through the sale of equity and debt securities. Ultimately, we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial additional revenues from the sale of our products and services. As previously stated, our operations are generating negative cash flows, and thus adversely affecting our liquidity. If we are able to secure sufficient funding in the first half of 2022 to fully implement our business plan, we expect that our operations could begin to generate positive cash flows by the end of 2022, which should ameliorate our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to fully implement our business plan, in which case there could be a material adverse effect on our results of operations and financial condition.

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

Based on our current limited availability of funds, we expect to spend minimal amounts on expansion of our sales organization, software development and capital expenditures. We expect to fund any future software development expenditures through a combination of cash flows from operations and proceeds from equity and/or debt financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity), we will be unable to fund our software development expenditures, in which case, there could be an adverse effect on our business and results of operations.

Cash Flows

	Years ended December 31,
	2021	2020
Net cash used in operating activities	$(1,069,945)	$(959,070)
Net cash used in investing activities	-	-
Net cash provided by financing activities	764,595	847,542
Change in cash	$(305,350)	$(111,528)

Our operations through December 31, 2021 have resulted in negative cash flows from operations of $1,069,945. If we are able to raise additional capital during first half of 2022 and generate additional revenue through the acquisition of new customers, and provided we realize a reduction in legal and accounting   expenses, which we anticipate, we believe we may begin to generate positive operating cash flows by the end of 2022. However, there is no assurance we will be able to increase our revenue sufficiently so as to generate positive operating cash flows within this time frame.

Operating Activities

Net cash used in operating activities was $1,069,945 for the year ended December 31, 2021, mainly related to the net loss of $3,814,46 and decreases of $452,284 in accounts payable and accrued liabilities and $690,083 in deferred revenue, partially offset by non-cash stock-based compensation of $2,687,901 related to various equity awards to employees and non-employees, $163,917 in bad debt expense, and a $475,000 decrease in inventory.

Net cash used in operating activities was $959,070 for the year ended December 31, 2020, mainly related to the net loss of $7,402,350, a $523,440 increase in inventory and a $76,470 increase in prepaid expenses, partially offset by non-cash stock-based compensation of $3,284,570 related to various equity awards to employees and non-employees, $1,612,538 in non-cash losses related to the settlement of accounts payable, an $848,473 increase in accounts payable and accrued liabilities.

Investing Activities

The Company did not have any investing activities during the years ended December 31, 2021 and 2020.

Financing Activities

Net cash provided by financing activities was $764,595 for the year ended December 31, 2021. This consisted of $139,595 in proceeds from a loan payable, $100,000 advanced by the Company’s former CEO (also a significant shareholder), and $525,000 from a common stock placement.

Net cash provided by financing activities was $847,542 for the year ended December 31, 2020, primarily related to $515,000 in proceeds from equity financing and $293,972 in proceeds from a note payable.

Contractual Cash Obligations

Refer to Note 8, Commitments and Contingencies, in the accompanying consolidated financial statements for additional detail.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 14, 2020, Withum Smith + Brown (“Withum”), SCWorx Corp.’s independent registered public accounting firm, notified SCWorx Corp. (the “Company” or “Registrant”) that it would no longer be able to provide audit and review services to the Company, effective October 14, 2020. The audit and review services were discontinued for reasons unrelated to the reviews or audited financials of the Company. Withum had audited the Company’s financial statements since 2019.

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

As previously disclosed in the Company’s Current Report on Form 8-K filed April 21, 2021, on April 15, 2021, Sadler Gibb & Associates, LLC notified the Company that it was (i) terminating its engagement to provide audit and review services to the Company, effective April 14, 2021, and (ii) withdrawing its consent and association with the Completed Interim Review of the consolidated financial statements performed by SG for the period ended September 30, 2020. SG’s Letter stated that, in reaching this conclusion, it believed that it cannot rely on the representations of management and that there are disagreements between the Company and SG on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SG, would have caused SG to make reference to the subject matter of the disagreement in their reports on the Company’s consolidated financial statements. The Company disagreed with SG’s belief regarding the representations of management and requested the opportunity to explain its position to SG, but SG declined such request. The Company and SG also disagreed about the number of reporting units the Company has for financial reporting purposes. The Company’s CFO discussed with SG the number of reporting units. In addition, the Company engaged an independent technical accounting expert who also discussed the Company’s position with SG.

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

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to deficiencies caused by a lack of segregation of duties, our Disclosure Controls were not effective as of December 31, 2021, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Management Report on Internal Controls over Financial Reporting

Our management has identified material weaknesses in our internal controls related to a lack of segregation of duties. Management continues to work with the Audit Committee to discuss remediation efforts, which are expected to be resolved during 2022,. Our management is actively looking for additional accounting and finance personnel to assist in the remediation efforts.

Notwithstanding the foregoing, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control over Financial Reporting.

None

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of the date of filing of this Report:

Name	Age	Position(s)
Timothy A. Hannibal	53	President & Chief Executive Officer
Chris Kohler	41	Chief Financial Officer
Alton Irby	81	Director
John Ferrara	70	Director
Steven Horowitz	51	Director
Steven Wallitt	60	Director

Background of Officers and Directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Timothy A. Hannibal

Mr. Hannibal is a seasoned technology executive and entrepreneur, with nearly 30 years’ experience in SaaS and cloud technology, driving revenue, go-to-market strategies, business development and mergers and acquisitions. Mr. Hannibal joined the Company in January 2019 and currently serves as its Chief Executive Officer. Prior to joining the Company, Mr. Hannibal was an employee at Primrose Solutions (the predecessor to SCWorx) which he joined in September of 2016. At Primrose, Mr. Hannibal was responsible for overseeing marketing, sales and operations, including executing the Company’s business plan. Mr. Hannibal has a successful track record of growth and management at both startup and national companies.

Prior to joining Primrose, Mr. Hannibal was the President and CEO of VaultLogix for thirteen years, a company he founded. VaultLogix was a private equity sponsored leading SaaS company in the cloud backup industry before being acquired by J2 Global, a publicly traded technology company ($3.2b market cap) focused on cloud services and digital media.

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

Alton Irby

Mr. Irby was appointed to the Board of Directors on March 10, 2021. Alton Irby is a co-founder of London Bay Capital and has been Chairman of the firm Since 2006. London Bay Capital makes investments in private companies, and also provides business advisory services. Mr. Irby is a seasoned executive with a highly successful track record in the financial services and investment banking industries in both the UK and the US from 1982 to the present. Mr. Irby has served on the boards of several public and private companies including 17 years as a director of The McKesson Corporation chairing both the Compensation and Finance Committees.

John Ferrara

Mr Ferrara was appointed to the Board of Directors in August 2021. Mr. Ferrara has been the CFO of several public, private and private equity portfolio companies primarily in media, technology, financial and information services. John is also an experienced Corporate Director, having served on the Boards and Audit Committees of several publicly traded companies and a Not-For-Profit.

Since 2017, John has been a partner at CFO Performance Partners, a professional services firm that provides CFO services, strategic and financial consulting and project management services. From 2019 to 2020, he was CFO of Wild Sky Media a PE owned digital media company. Prior to joining CFO Performance Partners, John was the CFO of Cartesian, Inc., a Nasdaq company, from 2015 to 2017. From 2013 to 2015, he was CFO of the Street, Inc., a Nasdaq Company.

John has an MBA in Finance from Columbia University and a BS in Accounting from the University of Maryland and began his career at a Big 4 public accounting firm before moving on to financial positions at two Fortune 500 companies. John is a member of Financial Executives Institute (FEI) and Executive Forum and a former member of the National Association of Corporate Directors (NACD) and the American Institute of Certified Public Accountants (AICPA).

Steven Horowitz

Mr. Horowitz was appointed to the Board of Directors in August 2021. Since 2012, Mr. Horowitz has served as Chief Financial Officer of CareCentrix, a multi-billion dollar health care services company. As CFO, Mr. Horowitz directs all of CareCentrix’s financial activities, including financial planning, accounting and financial reporting.

Prior to joining CareCentrix, Steve was the Vice President of business planning for Medco Health Solutions, a Fortune 50 pharmacy benefit manager. In this role, Steve was the CFO for three key U.S.-based divisions as well as all international markets, which together generated over $2 billion in annual revenue. Previously, Steve held the position of controller at National Medical Health Card Systems, a pharmacy benefit manager, and at The Fantastic Corporation, a global broadband multimedia corporation. Earlier, Steve was CFO at the Mount Vernon Neighborhood Health Center.

Steve received his MBA from Adelphi University and earned his BS in business management from Cornell University. He is a licensed CPA and Chartered Global Management Accountant (CGMA). Steve is a member of the American Institute of Certified Public Accountants (AICPA), the National Association of Corporate Directors (NACD) and the Wall Street Journal CFO Network.

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

Board Composition

The Board of Directors currently consists of five directors. Each director will serve in office until the next annual meeting of stockholders or until their successors have been duly elected and qualified, or until the earlier of their death, resignation or removal.

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

Committees of the Board of Directors

Our Board of Directors has established an audit committee, a compensation committee and a nominating and governance committee. Each of these committees operates under a charter that has been approved by our Board of Directors.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee has authority to review our financial records, engage with our independent auditors, recommend policies with respect to financial reporting to the Board of Directors and investigate all aspects of our business. The members of the audit committee are Mr. Horowitz (chair), Mr. Wallitt and Mr. Ferrara. The audit committee consists exclusively of directors who are financially literate. In addition, each of Mr. Horowitz and Mr. Ferrara is considered an “audit committee financial expert” as defined by the SEC’s rules and regulations. All members of the Audit Committee currently satisfy the independence requirements and other established criteria of Nasdaq.

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. The members of the compensation committee are Mr. Irby (chair), Mr. Horowitz and Mr. Ferrara.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee identifies and nominates candidates for membership on the Board of Directors, oversees Board of Directors’ committees, advises the Board of Directors on corporate governance matters and any related matters required by the federal securities laws. The members of the Nominating Committee are Mr. Ferrara (chair), Mr. Irby, Mr. Horowitz and Mr. Hannibal, and all except for Mr. Hannibal currently satisfy the independence requirements and other established criteria of Nasdaq.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, and without conducting an independent investigation of our own, we believe that with respect to the fiscal year ended December 31, 2021, our officers and directors, and all of the persons known to us to beneficially own more than 10% of our common stock filed all required reports on a timely basis except for initial Form 4 filings by our newly appointed directors Alton Irby, Steven Horowitz and John Ferrara due to their needing to apply for Edgar codes.

Item 11. Executive Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2021 and 2020 awarded to, earned by or paid to our executive officers. The value attributable to any option awards and stock awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 9, Stockholders’ Equity, to our consolidated year-end financial statements, the assumptions made in the valuation of these option awards and stock awards is set forth therein.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	$	($)	($)	($)	($)	($)	($)
Timothy Hannibal (2)	2021	225,000	-	319,350	-	-	6,663	551,013
President, Chief Executive Officer and Director	2020	244,000	-	1,881,101	-	-	37,394	2,162,495

Chris Kohler (3)	2021	90,000	-	185,828	-	-	-	275,828
Chief Financial Officer	2020	12,000	-	-	-	-	-	12,000

Marc Schessel (1)	2021	-	-	-	-	-	-	-
Former Chairman and Chief Executive Officer	2020	373,750	-	240,000	-	-	29,805	643,555

(1)	Mr. Schessel was appointed Chairman and Chief Executive Officer of SCWorx Corp (f/k/a Alliance MMA, Inc.) on February 1, 2019. On January 19, 2020 Mr. Schessel resigned as Chief Executive Officer.

(2)	Mr. Hannibal was hired as Chief Revenue Officer on February 1, 2019 and was appointed Interim Chief Financial Officer on June 10, 2020. On August 10, 2020 Mr. Hannibal was appointed President and Chief Operating Officer. On May 28, 2021 Mr. Hannibal was appointed President and Chief Executive Officer.

(3)	Mr. Kohler was hired as Chief Financial Officer on November 1, 2020.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2021 and 2020 awarded to, earned by or paid to our directors. The value attributable to any stock option awards reflects the grant date fair values of stock awards calculated in accordance with ASC Topic 718.

		Fees				Non-Equity
		Earned or				Incentive
		Paid in		Stock	Option	Plan	All Other
	Fiscal	Cash	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Alton Irby (3)	2021	-	-	157,000	-	-	-	157,000
Chairman and Director	2020	-	-	-	-	-	-	-

John Ferrara (5)	2021	-	-	124,584	-	-	-	124,584
Director	2020	-	-	-	-	-	-	-

Steven Horowitz (6)	2021	-	-	124,584	-	-	-	124,584
Director	2020	-	-	-	-	-	-	-

Steven Wallitt (2)	2021	-	-	157,000	-	-	-	157,000
Director	2020	-	-	240,000	-	-	-	240,000

Mark Shefts (1)	2021	-	-	-	-	-	-	-
Former Director	2020	-	-	240,000	-	-	-	240,000

Charles K. Miller (4)	2021	-	-	-	-	-	-	-
Former Director	2020	-	-	240,000	-	-	-	240,000

(1)	Mark Shefts was appointed as a Director on May 15, 2020 and resigned on June 25, 2021

(2)	Steven Wallitt was appointed as a Director on October 4, 2019.

(3)	Alton Irby was appointed as a Director on March 16, 2021.

(4)	Charles K Miller was appointed as a Director on October 24, 2018 and resigned September 25, 2020.

(5)	John Ferrara was appointed as a Director on August 11, 2021.

(6)	Steven Horowitz was appointed as a Director on August 11, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2022: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 31, 2022, there were 11,383,454 shares of our common stock outstanding.

Amount and Nature of Beneficial Ownership as of March 31, 2022 (1)

	Common	Preferred	Options/		Percentage
Named Executive Officers and Directors	Stock	Stock	Warrants	Total	Ownership
Current
Timothy Hannibal	805,141	-	-	805,141	6.6%
Chris Kohler	58,500	-	-	58,500	*
Alton Irby	100,000	-	-	100,000	*
John Ferrara	41,667	-	-	41,667	*
Steven Horowitz	41,667	-	-	41,667	*
Steven Wallitt	201,120	-	-	201,120	1.8%
Directors and Executive Officers as a Group (6 persons)	1,248,095	-	-	1,248,095	10.0%

Former
Marc Schesse1	1,106,606	-	9-	1,106,606	.3%
Charles K. Miller	3,289	-	-	3,289	*
Mark Shefts	-	-	2,340	2,340	*

*	Represents beneficial ownership of less than 1% of our outstanding stock.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock that may be acquired upon the exercise of stock options within 60 days of March 31, 2022. In determining the percent of common stock owned by a person or entity on March 31, 2022, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days of March 31, 2022 upon the exercise of stock options, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 31, 2022 and (ii) the total number of shares that the beneficial owner may acquire upon exercise of stock options within 60 days of March 31, 2022. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o SCWorx Corp., 590 Madison Avenue, 21st Floor, New York, New York 10022.

Employee Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

Prior to the completion of our initial public offering, our Board of Directors adopted the Alliance MMA 2016 Equity Incentive Plan (the “2016 Plan”) pursuant to which we may grant shares of our common stock to our directors, officers, employees or consultants. Our stockholders approved the 2016 Plan at our annual meeting of stockholders held September 1, 2017, and on March 25, 2021 approved the Amended and Restated 2016 Plan, which permits the issuance of up to 5,000,000 shares. Unless earlier terminated by the Board of Directors, the 2016 plan will terminate, and no further awards may be granted, after July 30, 2026.

The following sets forth the stock option awards to our officers and directors as of December 31, 2021.

Outstanding Equity Awards at December 31, 2021

	Stock Awards
Name	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Current Officers
Timothy Hannibal	-	$-	33,333	$90,417
Chris Kohler
First Award	-	$-	31,250	$57,375
Second Award	-	$-	24,000	$53,760

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

At December 31, 2021 and 2020 Company had amounts due to officers in the amount of $153,838.

During April, 2020, a company affiliated with a shareholder advanced $475,000 in cash, on our behalf, to the supplier of test kits for their purchase. In May 2021, the company returned the test kits pursuant to its sales contract in full satisfaction of the $475,000 previously advanced.

During September 2021, the Company’s former CEO (also a significant shareholder) advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand and included in Shareholder advance on the Company’s consolidated balance sheet as of December 31, 2021.

On January 19, 2021, Marc. S. Schessel’s employment as CEO of SCWorx, Corp., a Delaware corporation, ceased by mutual agreement, and the Company and Mr. Schessel concurrently entered into a consulting agreement under which Mr. Schessel will provide consulting services to the Company. The Consulting Agreement provides for annual consulting fees of $295,000. In addition, such agreement provides for cash and equity bonuses based on revenue generation. The Consulting Agreement is for a term of two years, but may be terminated by the Company for “cause” (as defined) or by either party for any reason or no reason upon sixty days prior notice. The Consulting Agreement also contains non-competition and non-solicitation provisions which are applicable during the term of the Consulting Agreement and for a period of two years thereafter.

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

Our Board of Directors undertook a review of the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors other than Tim Hannibal, is independent based on the definition of independence in the Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors has selected BF Borgers CPA PC, an independent registered public accounting firm, to audit our financial statements for the year ending December 31, 2021. BF Borgers CPA PC has served as our independent registered public accounting firm since April 2021. Prior to April 2021, the Company’s independent registered public accounting firm was Sadler Gibb & Associates, LLC, and for the year ending December 31, 2019, Withum served as the Company’s independent registered public accounting firm.

Principal Accountant Fees and Services

During 2021 and 2020, fees for services provided by BF Borgers CPA PC were as follows:

	For the year ended December 31,
	2021	2020
Audit Fees	$164,800	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$164,800	$-

During 2021 and 2020, fees for services provided by Sadler Gibb were as follows:

	For the year ended December 31,
	2021	2020
Audit Fees	$40,000	$10,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$40,000	$10,000-

During 2021 and 2020, fees for services provided by Withum were as follows:

	For the year ended December 31,
	2021	2020
Audit Fees	$-	$131,637
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	7,650	-
Total	$7,650	$131,637

Audit Fees

Audit fees for 2021 and 2020 include amounts related to the audit of our annual consolidated financial statements and quarterly review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q.

Audit Related Fees

Audit Related Fees include amounts related to accounting consultations and services.

Tax Fees

Tax Fees include fees billed for tax compliance, tax advice and tax planning services.

All Other Fees

Other Fees include fees billed for consents to file prior period reports as part of our 2020 Form 10-K

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

SCWorx Corp.

By:	/s/ Timothy Hannibal
Timothy Hannibal
President, Chief Executive Officer
March 31, 2022

By:	/s/ Chris Kohler
Chris Kohler
Chief Financial Officer
March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Timothy Hannibal
Timothy Hannibal
President, Chief Executive Officer
March 31, 2022

/s/ Chris Kohler
Chris Kohler
Chief Financial Officer
March 31, 2022

/s/ Alton Irby
Alton Irby, Chairman
March 31, 2022

/s/ Steven Wallitt
Steven Wallitt, Director
March 31, 2022

/s/ John Ferrara
John Ferrara Director
March 31, 2022

/s/ Steven Horowitz
Steven Horowitz Director
March 31, 2022

Index to Consolidated Financial Statements

SCWorx Corp.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of SCWorx Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SCWorx Corp. (the “Company”) as of December 31, 2021 and 2020, the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

March 31, 2022

SCWorx Corp.

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2021	2020

Current assets:
Cash	$71,075	$376,425
Accounts receivable - net	464,851	722,156
Inventory	156,600	998,440
Prepaid expenses and other assets	63,942	87,630
Total current assets	756,468	2,184,651

Fixed assets - net	-	76,156
Goodwill	8,366,467	8,366,467
Total assets	$9,122,935	$10,627,274

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,432,710	$1,570,115
Accounts payable and accrued liabilities - related party	153,838	153,838
Shareholder advance	100,000	475,000
Deferred revenue	472,750	2,025,333
Equity financing	125,000	375,000
Total current liabilities	2,284,298	4,599,286

Long-term liabilities:
Loans payable	433,567	293,972
Total long-term liabilities	433,567	293,972

Total liabilities	2,717,865	4,893,258

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 and 84,872 shares issued and outstanding, respectively	40	85
Common stock, $0.001 par value; 45,000,000 shares authorized; 11,293,030 and 9,895,600 shares issued and outstanding, respectively	11,293	9,896
Additional paid-in capital	29,805,028	25,920,858
Subscriptions payable	600,000	-
Accumulated deficit	(24,011,291)	(20,196,823)
Total stockholders’ equity	6,405,070	5,734,016

Total liabilities and stockholders’ equity	$9,122,935	$10,627,274

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Operations

	For the years ended
	December 31,
	2021	2020

Revenue	$4,632,529	$5,213,118

Operating expenses:
Cost of revenues	2,782,509	3,515,279
General and administrative	5,664,488	7,742,850
Total operating expenses	8,446,997	11,258,129

Loss from operations	(3,814,468)	(6,045,011)

Other income (expense)
Loss on settlement of accounts payable	-	(1,357,339)

Net loss before income taxes	(3,814,468)	(7,402,350)

Provision for (benefit from) income taxes	-	-

Net loss	$(3,814,468)	$(7,402,350)

Net loss per share, basic and diluted	$(0.36)	$(0.82)

Weighted average common shares outstanding, basic and diluted	10,508,458	9,057,127

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Year ended December 31, 2021	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2020	84,872	$85	9,895,600	$9,896	$25,920,858	$-	$(20,196,823)	$5,734,016

Conversion of Series A Convertible Preferred Stock into common stock	(45,062)	(45)	138,322	119	(74)	-	-	-
Shares issued as settlement of accounts payable	-	-	238,467	238	422,383	-	-	422,621
Shares issued for common stock placement	-	-	298,883	299	524,701	-	-	525,000
Shares issued for vested restricted stock units	-	-	662,547	662	(662)	-	-	-
Shares issued for cashless exercise of options	-	-	6,579	7	(7)	-	-	-
Shares issued for equity financing	-	-	52,632	72	249,928	-	-	250,000
Shares issuable for settlement of legal obligations	-	-	-	-	-	600,000	-	600,000
Stock based compensation	-	-	-	-	2,687,901	-	-	2,687,901
Net Loss	-	-	-	-	-	-	(3,814,468)	(3,814,468)

Ending balance, December 31, 2021	39,810	$40	11,293,030	$11,293	$29,805,028	$600,000	$(24,011,291)	$6,405,070

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Year ended December 31, 2020	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2019	578,567	$579	7,390,261	$7,391	$19,712,115	$-	$(12,794,473)	$6,925,612

Conversion of Series A Convertible Preferred Stock into common stock	(493,695)	(494)	1,299,200	1,299	(805)	-	-	-
Shares issued as settlement of accounts payable	-	-	441,567	441	2,747,086	-	-	2,747,527
Shares issued in cashless exercise of warrants	-	-	415,904	416	(416)	-	-	-
Shares issued in cashless exercise of options	-	-	86,424	86	(86)	-	-	-
Warrants exercised for cash	-	-	7,000	7	38,563	-	-	38,570
Shares issued to current and former employees and directors	-	-	218,402	218	146,007	-	-	146,225
Shares issued for equity financing	-	-	36,842	38	139,962	-	-	140,000
Stock based compensation	-	-	-	-	3,138,432	-	-	3,138,432
Net loss	-	-	-	-	-	-	(7,402,350)	(7,402,350)

Ending balance, December 31, 2020	84,872	$85	9,895,600	$9,896	$25,920,858	$-	$(20,196,823)	$5,734,016

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(3,814,468)	$(7,402,350)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76,156	29,043
Amortization of intangibles	-	205,219
Change in inventory value	366,840	-
Stock-based compensation	2,687,901	3,284,570
Loss on settlement of accounts payable	-	1,612,538
Bad debt expense	163,917	73,993
Changes in operating assets and liabilities:
Accounts receivable	93,388	3,097
Prepaid expenses and other assets	23,688	(76,470)
Inventory	475,000	(523,440)
Other assets	-	17,561
Accounts payable and accrued liabilities	(452,284)	848,473
Deferred revenue	(690,083)	968,696
Net cash used in operating activities	(1,069,945)	(959,070)

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	139,595	293,972
Proceeds from shareholder advance	100,000	-
Proceeds from common stock placement	525,000	-
Proceeds from equity financing	-	515,000
Proceeds from exercise of warrants	-	38,570
Net cash provided by financing activities	764,595	847,542

Net (decrease) increase in cash	(305,350)	(111,528)

Cash, beginning of period	376,425	487,953

Cash, end of period	$71,075	$376,425

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for equity financing	$250,000	$-
Shares issued for vested restricted stock units	$662	$-
Cashless exercise of warrant	$-	$416
Cashless exercise of options	$-	$86
Settlement of accounts payable with issuance of common stock	$-	$2,747,615
Shareholder advances for purchase of inventory	$-	$475,000

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

The Company has suffered recurring losses from operations and incurred a net loss of $3,814,468 for the year ended December 31, 2021 and $7,402,350 for the year ended December 31, 2020. The accumulated deficit as of December 31, 2021 was $24,011,291 The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating losses will continue   and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

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

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Amounts in excess of the FDIC insured limit for the years ended December 31, 2021 and 2020 were zero and $113,361, respectively.

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

For the year ended December 31, 2021, we had two customers representing 19% and 13% of aggregate revenues. or the year ended December 31, 2020, we had two customers representing 22% and 17% of aggregate revenues. At December 31, 2021, we had three customers representing 17%, 16% and 14% of aggregate accounts receivable. At December 31, 2020, we had three customers representing 35%, 32% and 10% of aggregate accounts receivable.

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The Company recorded an allowance for doubtful accounts as of December 31, 2021 and 2020 of $421,736 and $183,277, respectively.

Inventory

The inventory balance at December 31, 2021 is related to the Company’s Direct-Worx, LLC subsidiary and consisted of approximately 87,000 gowns. These items are tracked based on average cost and carried on the consolidated balance sheet at the lower of cost or market.

During the year ended December 31, 2021, the Company recorded a write down on the fair value of its inventory of $366,840. Inventory assets as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Inventory	$523,440	$998,440
Allowance for obsolescence	(366,840)	-
Net inventory value	$156,600	$998,440

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

Depreciation expense for the years ended December 31, 2021 and 2020 was $76,156 and $29,043, respectively.

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

Remaining Performance Obligations

As of December 31, 2021, we had $472,750 of remaining performance obligations recorded as deferred revenue. We expect to recognize sales relating to these existing performance obligations of during 2022.

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

Contract Balances

Contract assets arise when the revenue associated prior to the Company’s unconditional right to receive a payment under a contract with a customer (i.e., unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of December 31, 2021 and 2020.

Contract liabilities arise when customers remit contractual cash payments in advance of our company satisfying our performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $472,750 and $2,025,333 as of December 31, 2021 and 2020, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings. The Company completed the accounting for tax effects of the Tax Act under ASC 740. There were no impacts to the years ended December 31, 2021 and 2020.

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

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2021 and 2020, the Company had 1,161,913 and 790,847, respectively, common stock equivalents outstanding.

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. In addition, the Company has directors’ and officers’ liability insurance coverage that is intended to reduce its financial exposure and may enable it to recover any payments above the applicable policy retention.

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

Note 4. Related Party Transactions

At December 31, 2021 and 2020 Company had amounts due to officers in the amount of $153,838.

During April, 2020, a company affiliated with a shareholder advanced $475,000 in cash on the Company’s behalf, to the supplier of test kits for their purchase. In May 2021, the company returned the test kits pursuant to its sales contract in full satisfaction of the $475,000 previously advanced.

On January 19, 2021, Marc. S. Schessel’s employment as CEO of SCWorx, Corp., a Delaware corporation, ceased by mutual agreement, and the Company and Mr. Schessel concurrently entered into a consulting agreement under which Mr. Schessel will provide consulting services to the Company. The Consulting Agreement provides for annual consulting fees of $295,000. In addition, such agreement provides for cash and equity bonuses based on revenue generation. The Consulting Agreement is for a term of two years, but may be terminated by the Company for “cause” (as defined) or by either party for any reason or no reason upon sixty days prior notice. The Consulting Agreement also contains non-competition and non-solicitation provisions which are applicable during the term of the Consulting Agreement and for a period of two years thereafter.

During September 2021, the Company’s former CEO (also a significant shareholder) advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand and included in Shareholder advance on the Company’s consolidated balance sheet as of December 31, 2021

Note 5. Business Combinations

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

The acquisition was accounted for under the acquisition method of accounting. The assets acquired, liabilities assumed and purchase allocation, which is based on valuations of management, are as follows:

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

Amortization expense for the year ended December 31, 2020 was $205,219.

Goodwill

There were no changes to the carrying value of goodwill for the years ended December 31, 2021 and 2020.

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

 As of December 31, 2021, assets recorded under operating leases were $0. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the Company’s incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

For the year ended December 31, 2021 and 2020, the components of lease expense were as follows:

	For the years ended
	December 31,
	2021	2020
Operating lease cost	$14,196	$61,895

Total lease cost	$14,196	$61,895

Other information related to leases was as follows:

	For the years ended
	December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$-	$61,895

Weighted average remaining lease term (months) – operating leases	-	-

Weighted average discount rate– operating leases	N/A	N/A

As of December 31, 2021 and 2020, the Company has no additional operating leases, other than those noted above, and no financing leases.

Note 8. Commitments and Contingencies

Settlement of Consolidated Securities Class Action

As previously disclosed, on April 29, 2020, a securities class action case was filed in the United States District Court for the Southern District of New York against us and our former CEO. The action is captioned Daniel Yannes, individually and on behalf of all others similarly situated vs. SCWorx Corp. and Marc S. Schessel,. Subsequently, two additional class actions were filed in the same court (Leeburn v. SCWorx, et ano. and Leonard v. SCWorx et ano.) and thereafter, the three class actions were consolidated (the “Consolidated Class Action”). The Consolidated Class Action alleged that our company and our former CEO misled investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits.

As previously disclosed, on February 11, 2022, the parties entered into a Stipulation of Settlement (subject to Court approval) to settle the Consolidated Class Action. The settlement resolves all claims asserted against SCWorx and the other named defendant without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant. Under the terms of this agreement, (i) the insurers for the Company and Marc Schessel (former CEO) will make a cash payment to the class plaintiffs (ii) the former CEO will transfer 100,000 shares of company common stock to the class plaintiffs, and (iii) the Company will issue $600,000 worth of common stock to the class plaintiffs, in exchange for which all parties will be released from all claims related to the securities class action litigation. After giving effect to the share issuance by the Company, the Company believes that it will have satisfied the accrued retention liability of $700,000.

Settlement of Consolidated Derivative Action

As previously disclosed, on June 15, 2020, a shareholder derivative claim was filed in the United States District Court for the Southern District of New York against Steven Wallitt (current director), and Marc S. Schessel, Robert Christie and Charles Miller (former directors) (“Director Defendants”). The action is captioned Lozano, derivatively on behalf of SCWorx Corp. v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. The Lozano lawsuit was consolidated with another shareholder derivative lawsuit, Richter, v. Marc S. Schessel, Charles K. Miller, Steven Wallitt, Defendants, and SCWorx Corp., Nominal Defendant. (the “Consolidated Derivative Action”).

The Consolidated Derivative Action alleged that the Director Defendants breached their fiduciary duties to the Company, including by misleading investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits, failing to correct false and misleading statements and failing to implement proper disclosure and internal controls.

In addition, on October 29, 2020, Hemrita Zarins filed a shareholder derivative action in the Chancery Court in the State of Delaware against Steven Wallitt (current director) and Marc S. Schessel and Charles Miller (former directors). The action is captioned Hemrita Zarins, v. Marc S. Schessel, Robert Christie, Steven Wallitt and SCWorx, Nominal Defendant. The Zarins action contains substantially similar allegations as in the Consolidated Derivative Action.

On February 15, 2022, the Company and the Director Defendants (Marc Schessel, Steven Wallitt, Charles Miller and Robert Christie) entered into a stipulation of settlement (subject to Court approval) with the shareholder derivative plaintiffs to settle the Consolidated Derivative Action as well as the Zarins action. Under the terms of the settlement, (i) the insurers for the Director Defendants will make a cash payment to legal counsel for the shareholder derivative Plaintiffs to cover their legal fees and (ii) the Company will adopt certain corporate governance reforms within 60 days of court approval of the settlement, in exchange for which all parties will be released from all claims related to the derivative class action litigation. The settlement resolves all claims asserted against the defendants without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant.

Other Investigations

In addition, as previously disclosed, following the April 13, 2020 press release and related disclosures (related to COVID-19 rapid test kits), the Securities and Exchange Commission made an inquiry regarding the disclosures we made in relation to the transaction involving COVID-19 test kits. The Company is continuing to cooperate with the SEC regarding its investigation arising out of the April 13, 2020 press release and the events thereafter.  The Company received a Wells notice on December 8, 2021 and an amended Wells notice on December 10, 2021. The Wells Notice states that the staff of the Securities and Exchange Commission has made a preliminary determination to recommend that the Commission file an enforcement action against the Company which would allege violations of Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 10b-5(a), 10b-5(b), and 10b-5(c) thereunder. The Wells Notice also indicates that the staff would seek fines and disgorgement, including pre and post judgment interest in such enforcement proceeding. The Company did not make a Wells submission to the Commission in response to the Wells Notice. The Company has since been actively engaged in discussions with the Staff to settle the claims set forth in the Wells Notice.

In April 2020, we received related inquiries from The Nasdaq Stock Market and the Financial Industry Regulatory Authority (FINRA). We cooperated fully with these agencies, providing information and documents, as requested. We have not had any requests from these agencies since January 2021.

Also in April 2020, as previously disclosed, we were contacted by the U.S. Attorney’s Office for the District of New Jersey, which was seeking information and documents from our officers and directors relating primarily to the April 13, 2020 press release concerning COVID-19 rapid test kits. We have cooperated fully with the U.S. Attorney’s Office in its investigation.

In connection with these actions and investigations, the Company is obligated to indemnify its officers and directors for costs incurred in defending against these claims and investigations. Because the Company currently does not have the resources to pay for these costs, its directors and officers liability insurance carrier has agreed to indemnify these persons. Upon consummation of the settlement of the Consolidated Class Action, the Company believes it will have satisfied its accrued retention obligations with respect to the insurance coverage.

David Klarman v. SCWorx Corp. f/k/a Alliance MMA, Inc., Index No. 619536/2019 (N.Y. State Sup. Ct., Suffolk County)

On October 3, 2019, David Klarman, a former employee of Alliance, served a complaint against SCWorx seeking $400,000.00 for a breach of his employment agreement with Alliance. Klarman claims that Alliance ceased paying him his salary in March 2018 as well as other alleged contractual benefits. This action was settled on or about December 16, 2021 by the parties without any admission of liability or wrongdoing. In exchange for a release, the Company agreed to settle with Mr. Klarman with $100,000 of SCWorx shares calculated over a period of 4 months pursuant to an agreed upon schedule with respect to amounts, dates and a restriction on sales of SCWorx stock to no more than 4,000 shares per trading day. To date, all shares have been issued pursuant to this agreement.

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

Issuance of Shares for Equity Financing

On January 6, 2021, The Company issued 72,369 shares of common stock and 90,461 5-year warrants to purchase shares of common stock at $4.00 per share pursuant to the prior receipt of $275,000 in equity financing.

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

Between October 4, 2021 and October 14, 2021, the company issued a total of 157,582 shares of common stock to holders of fully vested restricted stock units.

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

On November 29, 2021, the Company issued 12,522 shares of common stock in full settlement of $17,781 of accounts payable. The shares had a fair value of $1.42 per share.

On December 28, 2021, the Company issued 23,037 shares of common stock in full settlement of $29,027 of accounts payable. The shares had a fair value of $1.26

Issuance of Shares Pursuant to Legal Settlement

On December 12, 2021, the Company issued 16,666 shares of common stock in settlement of $25,000 pursuant to a legal settlement.

Issuance of Shares for the Exercise of Options

On October 4, 2021, the Company issued 6,579 shares of common stock in a cashless exercise of outstanding options.

Equity Financing

During May 2020, the Company received $515,000 of a committed $565,000 from the sale of units (at a price of $3.80 per unit) comprised in the aggregate of 135,527 shares of common stock and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share. As of December 310, 2021, the full amount had not been received and only $415,000 worth of the shares and warrants have been issued. The remaining $125,000 is included in equity financing within current liabilities on the consolidated balance sheet.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the year ended December 31, 2021 are:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2020	672,459	$8.09	118,388	$3.25	2,301,053
Granted	389,344	2.30	-	-	894,885
Exercised	(6,579)	1.96	-	-	(884,348)
Cancelled/Expired	(11,699)	-	-	-	(150,833)
Balance at December 31, 2021	1,043,525	$2.57	118,388	$3.25	2,160,757
Exercisable at December 31, 2021	1,043,525	$2.57	118,388	$3.25	1,631,924

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

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrant. The fair value at the issuance dates for the above warrants issued during the years ended December 31, 2021 and 2020 were based upon the following management assumptions:

Issuance date
Risk-free interest rate	0.49 - 0.88%
Expected dividend yield	-%
Expected volatility	100%
Term	5 years
Fair value of common stock	1.95 - 2.24

The Company’s outstanding warrants and options at December 31, 2021 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$1.79 - $20.90	1,043,525	2.98	$2.57	1,043,525	$2.57	-

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$2.64 - $28.50	118,388	2.69	$3.25	118,388	$3.25	-

As of December 31, 2021 and 2020, the total unrecognized expense for unvested stock options and restricted stock awards was approximately $1.0 million and $2.5 million, respectively, to be recognized over a one to three-year period for restricted stock awards and one year for option grants from the date of grant.

Stock-based compensation expense for the years ended December 31, 2021 and 2020 was as follows:

	For the years ended
	December 31,
	2021	2020
Stock-based compensation expense	$2,687,901	$3,284,570

Stock-based compensation expense categorized by the equity components for the years ended December 31, 2021 and 2020 is as follows:

	For the years ended
	December 31,
	2021	2020
Common stock	$2,687,901	$3,169,470
Transfer of common stock by founders to contractors	-	115,100
Total	$2,687,901	$3,284,570

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the years ended
	December 31,
	2021	2020
Stock options	118,388	118,388
Warrants	1,043,525	672,459
Total common stock equivalents	1,161,913	790,847

Note 11. Income Taxes

By virtue of a merger of the limited liability company into a corporation, the Company became a corporation during 2018.

The significant items comprising the Company’s net deferred taxes as of December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021	2020
Net operating loss	$8,286,577	$7,377,962
Stock options and compensation	2,100,042	1,491,232
Deferred revenue	107,078	-
Allowance for doubtful accounts	95,523	41,512
Valuation allowance	(10,589,220)	(8,893,457)
Total deferred tax asset	-	17,249

Basis difference fixed assets	-	(17,249)
Total deferred tax liability		(17,249)

Net deferred tax asset (liability)	$-	$-

The components of the provision for (benefit from) income taxes consist of the following:

	As of December 31,
	2021	2020
Current tax:
Federal	-	-
State	-	-
Total	-	-

Deferred tax:
Federal	$(1,572,231)	$(1,673,758)
State	(123,532)	(131,510)
Less: change in valuation allowance	1,695,763	1,805,268
	-	-
Total	$-	$-

The provision for (benefit from) income taxes varies from the amount computed by applying the statutory rate for reasons summarized below:

	As of December 31, 2021		As of December 31, 2020
Net loss before tax per financial statements	$(3,814,468)		$(7,402,350)

Statutory rate	(801,038)	21.00%	(1,554,494)	21.00%
State tax rate	(62,939)	1.65%	(122,139)	1.65%
Permanent items	(831,786)	21.81%	(128,636)	1.74%
Rate change	-	0.00%	-	0.00%
Change in valuation allowance	1,695,763	(44.46)	1,805,268	(24,39)%
	$-	0.00%	$-	0.00%

As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of approximately $36.6 million and $32.6 million, respectively, available to offset future taxable income. As of December 31, 2021 and 2020, the Company had state loss carry-forwards of approximately $16 million and $15.1, respectively. Future utilization of net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The federal net operating loss carryforwards can be carried forward indefinitely and state loss carryforwards begin to expire in 2039.

The valuation allowance as of December 31, 2021 and 2020 was $10,589,220 and $8,893,457, respectively. The net change in valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $1,695,763 and $1,805,268, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2021 and 2020.

The Company had no unrecognized tax benefits during 2021 or 2020. By statute, all tax years are open to examination by the major taxing jurisdictions to which the Company is subject.

Note 12. Subsequent Events

Issuance of Shares for Vested Restricted Stock Units

Between January 20, 2022 and March 1, 2022, the company issued a total of 18,666 shares of common stock to holders of fully vested restricted stock units.

Issuance of Shares Pursuant to Legal Settlement

Between January 18, 2022 and March 18, 2022, the Company issued 71,758 shares of common stock in settlement of an aggregate $75,000 pursuant to a legal settlement.

Issuance of Shares Pursuant to Settlement of Accounts Payable

On March 21, 2022, the Company issued 12,196 shares of common stock in full settlement of $10,000 of accounts payable. The shares had a fair value of $0.82 per share.

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

Exhibit	Exhibit Description
3.1	Certificate of Incorporation, as amended February 1, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s 10-K filed with the SEC on April 1, 2019)

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

4.1	Warrant dated September 17, 2021 (incorporated by reference to Exhibit #4.1 to the Company’s 8-K filed with the SEC on September 23, 2021)

10.1	Securities Purchase Agreement dated September 17, 2021 (incorporated by reference to Exhibit #10.1 to the Company’s 8-K filed with the SEC on September 23, 2021)

10.2	Registration Rights Agreement dated September 17, 2021 (incorporated by reference to Exhibit #10.2 to the Company’s 8-K filed with the SEC on September 23, 2021)

10.3	Consulting Agreement dated January 19, 2021 with Marc Schessel (incorporated by reference to Exhibit 10.1 to the Company’s 10-K filed with the SEC on May 19, 2021)

10.4	Equity Financing and warrant agreement dated January 6, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s 10-K filed with the SEC on May 19, 2021)

10.5	USA Procurement Purchase agreement dated May 26, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s 10-K filed with the SEC on May 19, 2021)

10.6	USA Procurement Settlement Agreement dated March 12, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s 10-K filed with the SEC on May 19, 2021)

10.7	Class Action Settlement Agreement dated December 20, 2021*

10.8	Derivative Action Settlement Agreement dated December 24, 2021*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith