Form 10-Q
period 2022-03-31
SCWorx Corp.
filed 2022-05-13
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Number of shares of the registrant’s common stock outstanding at May 13, 2022: 11,423,650

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to our ability to:

●	reverse the recent decline in our revenue and resume growing our revenue;

●	resolve the various litigation proceedings pending against us on favorable terms or at all;

●	obtain additional financing in sufficient amounts or on acceptable terms so that we can fund our business plan;

●	reduce our dependence on third-party subcontractors to perform some of the work on our contracts;

●	mitigate the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business;

●	mitigate the impact of the COVID-19 pandemic on our revenues;

●	adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands; and

●	mitigate the impact of changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
ASSETS	2022	2021

Current assets:
Cash	$8,293	$71,075
Accounts receivable - net	697,195	464,851
Inventory	156,600	156,600
Prepaid expenses and other assets	119,553	63,942
Total current assets	981,641	756,468

Goodwill	8,366,467	8,366,467
Total assets	$9,348,108	$9,122,935

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,699,706	$1,432,710
Accounts payable and accrued liabilities - related party	153,838	153,838
Shareholder advance	100,000	100,000
Deferred revenue	764,500	472,750
Equity financing	125,000	125,000
Total current liabilities	2,843,044	2,284,298

Long-term liabilities:
Loans payable	293,972	433,567
Total long-term liabilities	293,972	433,567

Total liabilities	3,137,016	2,717,865

Commitments and contingencies	-	-

Stockholders' equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding	40	40
Common stock, $0.001 par value; 45,000,000 shares authorized; 11,395,650 and 11,293,030 shares issued and outstanding, respectively	11,396	11,293
Additional paid-in capital	30,237,493	29,805,028
Subscriptions payable	600,000	600,000
Accumulated deficit	(24,637,837)	(24,011,291)
Total stockholders' equity	6,211,092	6,405,070

Total liabilities and stockholders’ equity	$9,348,108	$9,122,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2022	2021

Revenue	$1,030,949	$1,148,257

Operating expenses:
Cost of revenues	697,636	694,938
General and administrative	1,099,454	1,201,262
Total operating expenses	1,797,090	1,896,200

Loss from operations	(766,141)	(747,943)

Other income (expense)
Gain on forgiveness of PPP loan	139,595	-
Total other income (expense)	139,595	-

Net loss before income taxes	(626,546)	(747,943)

Provision for (benefit from) income taxes	-	-

Net loss	$(626,546)	$(747,943)

Net loss per share, basic and diluted	$(0.06)	$(0.07)

Weighted average common shares outstanding, basic and diluted	11,334,905	9,999,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Three Months Ended March 31, 2022	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2021	39,810	$40	11,293,030	$11,293	$29,805,028	$600,000	$(24,011,291)	$6,405,070

Shares issued as settlement of accounts payable	-	-	83,954	84	84,916	-	-	85,000
Shares issued for vested restricted stock units	-	-	18,666	19	(19)	-	-	-
Stock based compensation	-	-	-	-	347,568	-	-	347,568
Net Loss	-	-	-	-	-	-	(626,546)	(626,546)

Ending balance, March 31, 2022	39,810	$40	11,395,650	$11,396	$30,237,493	$600,000	$(24,637,837)	$6,211,092

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Three Months Ended March 31, 2021	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2020	84,872	$85	9,895,600	$9,896	$25,920,858	$-	$(20,196,823)	$5,734,016

Conversion of Series A Convertible Preferred Stock into common stock	(20,000)	(20)	72,369	72	(52)	-	-	-
Shares issued for vested restricted stock units	-	-	8,832	9	(9)	-	-	-
Shares issued for equity financing	-	-	52,632	53	249,947	-	-	250,000
Stock based compensation	-	-	-	-	500,718	-	-	500,718
Net loss	-	-	-	-	-	-	(747,943)	(747,943)

Ending balance, March 31, 2021	64,872	$65	10,029,433	$10,030	$26,671,462	$-	$(20,944,766)	$5,736,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(626,546)	$(747,943)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	70,683
Gain on forgiveness of PPP loan	(139,595)	-
Stock-based compensation	347,568	500,718
Bad debt expense	46,875	(15,000)
Changes in operating assets and liabilities:
Accounts receivable	(279,219)	(285,030)
Prepaid expenses and other assets	(55,611)	(37,382)
Accounts payable and accrued liabilities	351,996	148,553
Deferred revenue	291,750	(61,500)
Net cash used in operating activities	(62,782)	(426,901)

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	-	139,595
Net cash provided by financing activities	-	139,595

Net (decrease) increase in cash	(62,782)	(287,306)

Cash, beginning of period	71,075	376,425

Cash, end of period	$8,293	$89,119

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for equity financing	$-	$250,000
Shares issued for vested restricted stock units	$19	$9

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

The Company sought to mitigate these impacts to revenue through the sale of personal protective equipment (“PPE”) and COVID-19 rapid test kits to the health care industry, including many of the Company’s hospital customers. On March 16, 2020, in response to the COVID-19 pandemic, SCWorx established a wholly owned subsidiary, Direct-Worx, LLC to endeavor to source and provide critical, difficult-to-find items for the healthcare industry. Items had become difficult to source due to unexpected disruptions within the supply chain due to the COVID-19 pandemic. The products the Company sought to source included:

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

The Company has suffered recurring losses from operations and incurred a net loss of $626,546 for the three months ended March 31, 2022 and $747,943 for the three months ended March 31, 2021. The accumulated deficit as of March 31, 2022 was $24,637,837. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating losses will continue   and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

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

These interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in its report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2022, the results of its operations and cash flows for three months ended March 31, 2022. The results of operations for three months ended March 31, 2022 are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company did not have amounts in excess of the FDIC insured limit as of March 31, 2022 and December 31, 2021.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue
	For the three months ended		Accounts Receivable
	March 31,		March 31,
Customers	2022	2021	2022	2021
Customer A	13%	8%	55%	-%
Customer B	10%	9%	14%	9%
Customer C	12%	5%	3%	13%
Customer D	11%	-%	3%	-%
Customer E	-%	26%	-%	21%

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The Company’s allowance for doubtful accounts as of March 31, 2022 and December 31, 2021 was $468,611 and $421,736, respectively.

Inventory

The inventory balance at March 31, 2022 is related to the Company’s Direct-Worx, LLC subsidiary and consisted of approximately 87,000 gowns. These items are carried on the unaudited condensed consolidated balance sheet at the lower of cost or market.

During the year ended December 31, 2021, the Company recorded a write down on the fair value of its inventory of $366,840. Inventory assets as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
Inventory	$523,440	$523,440
Allowance for obsolescence	(366,840)	(366,840)
Net inventory value	$156,600	$156,600

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

Depreciation expense for the three months ended March 31, 2022 and 2021 was zero and $70,683, respectively.

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

3)	Maintenance: which includes ongoing data cleansing and normalization, content enrichment, and optimization, and

4)	Professional Services: mainly related to specific customer projects to manage and/or analyze data and review for cost reduction opportunities

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

Brokered PPE sales

Brokered PPE sales revenues are recognized once the customer obtains physical possession of the product(s). Because the Company acts as an agent in arranging the relationship between the customer and the supplier, PPE revenues are presented net of related costs, including product procurement, warehouse and shipping fees, etc.

Remaining Performance Obligations

As of March 31, 2022 and December 31, 2021, the Company had $764,500 and $472,750, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize the majority of revenue relating to the current performance obligations during the following 12 month period.

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

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of March 31, 2022 and December 31, 2021.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $764,500 and $472,750 as of March 31, 2022 and December 31, 2021, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2022 and December 31, 2021, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

There was no income tax expense for three months ended March 31, 2022 and 2021.

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

On March 17, 2021, we received $139,595 in financing from the U.S. government’s Payroll Protection Program (“PPP”). We entered into a loan agreement with Bank of America. This loan agreement was pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan. This note was fully forgiven on March 12, 2022.

Note 5. Leases

Operating Leases

The Company’s principal executive office in New York City is under a month-to-month arrangement. The Company also had a lease in Greenwich, CT which expired in March 2020 and became a month to month lease. This tenancy was terminated in April 2021.

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

As of March 31, 2022 and December 31, 2021, assets recorded under operating leases were $0. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the Company’s incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

For three months ended March 31, 2022 and 2021, the components of lease expense were as follows:

	For the three months ended
	March 31,
	2022	2021
Operating lease cost	$487	$20,714
Total lease cost	$487	$20,714

Other information related to leases was as follows:

	For the three months ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$487	$20,714
Weighted average remaining lease term (months) – operating leases	-	-
Weighted average discount rate– operating leases	N/A	N/A

As of March 31, 2022, the Company has no additional operating leases, other than that noted above, and no financing leases.

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

Item 1. Legal Proceedings

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

As previously disclosed, on February 11, 2022, the parties entered into a Stipulation of Settlement (subject to Court approval) to settle the Consolidated Class Action. The settlement resolves all claims asserted against SCWorx and the other named defendant without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant. Under the terms of this agreement, (i) the insurers for the Company and Marc Schessel (former CEO) will make a cash payment to the class plaintiffs (ii) the former CEO will transfer 100,000 shares of company common stock to the class plaintiffs, and (iii) the Company will issue $600,000 worth of common stock to the class plaintiffs, in exchange for which all parties will be released from all claims related to the securities class action litigation. After giving effect to the share issuance by the Company, the Company believes that it will have satisfied the accrued retention liability of $700,000. By order dated March 22, 2022, the Court granted preliminary approval of the class action settlement and scheduled the settlement fairness hearing for June 29, 2022.

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

On February 15, 2022, the Company and the Director Defendants (Marc Schessel, Steven Wallitt, Charles Miller and Robert Christie) entered into a stipulation of settlement (subject to Court approval) with the shareholder derivative plaintiffs to settle the Consolidated Derivative Action as well as the Zarins action. Under the terms of the settlement, (i) the insurers for the Director Defendants will make a cash payment to legal counsel for the shareholder derivative Plaintiffs to cover their legal fees and (ii) the Company will adopt certain corporate governance reforms within 60 days of court approval of the settlement, in exchange for which all parties will be released from all claims related to the derivative class action litigation. The settlement resolves all claims asserted against the defendants without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant. By order dated March 25, 2022, the Court granted preliminary approval of the derivative settlement and scheduled the final settlement hearing for June 29, 2022.

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

On April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000.00 arising out of a marketing and consulting agreement. The Company expects to file its answer, affirmative defenses and counterclaims within the next two weeks. An administrative conference is scheduled for May 16, 2022.

Other Investigations

In addition, as previously disclosed, following the April 13, 2020 press release and related disclosures (related to COVID-19 rapid test kits), the Securities and Exchange Commission made an inquiry regarding the disclosures we made in relation to the transaction involving COVID-19 test kits. The Company is continuing to cooperate with the SEC regarding its investigation arising out of the April 13, 2020 press release and the events thereafter.  The Company received a Wells notice on December 8, 2021 and an amended Wells notice on December 10, 2021. The Wells Notice states that the staff of the Securities and Exchange Commission has made a preliminary determination to recommend that the Commission file an enforcement action against the Company which would allege violations of Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 10b-5(a), 10b-5(b), and 10b-5(c) thereunder. The Wells Notice also indicates that the staff would seek fines and disgorgement, including pre and post judgment interest in such enforcement proceeding. The Company did not make a Wells submission to the Commission in response to the Wells Notice. The Company has since been actively engaged in discussions with the Staff to settle the claims set forth in the Wells Notice. On or about April 6, 2022, the Company reached a settlement in principle with the SEC Staff (subject to approval by the SEC) in which the Company and the SEC Staff have agreed to resolve the matter through the Company’s payment of a civil monetary penalty of $125,000, payable in 4 equal installments over 12 months. In addition to final approval by the SEC, the settlement is subject to the negotiation and court approval of a consent judgment. The Company is hopeful that the agreement will be approved by the SEC, however, there is a possibility that  the SEC Staff’s recommendation of this agreement may not be approved by the Commission or that the court may not approve the consent judgment.  In the event the SEC does not approve the Staff’s recommendation,  the Company will endeavor to resume settlement discussions with the SEC Staff.  Upon final approval and subsequent entry of a consent judgment against the Company,  the settlement will resolve the previously disclosed SEC investigation against the Company.

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

Issuance of Shares Pursuant to Settlement of Accounts Payable

On March 31, 2022, the Company issued 12,196 shares of common stock in full settlement of $10,000 of accounts payable. The shares had a fair value of $0.82 per share.

Issuance of Shares Pursuant to Legal Settlement

Between January 18, 2022 and March 18, 2022, the Company issued an aggregate 71,758 shares of common stock in settlement of $75,000 pursuant to a legal settlement.

Equity Financing

During May 2020, the Company received $515,000 of a committed $565,000 from the sale of 135,527 shares of common stock (at a price of $3.80 per share) and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share. As of March 31, 2022, $415,000 worth of the shares and warrants have been issued. The remaining $125,000 received by the Company is included in equity financing within current liabilities on the consolidated balance sheet.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the three months ended March 31, 2022 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2021	1,043,525	$2.57	118,388	$3.25	2,160,757
Granted	-	-	-	-	443,954
Exercised	-	-	-	-	(102,620)
Cancelled/Expired	-	-	-	-	-
Balance at March 31, 2022	1,043,525	$2.57	118,388	$3.25	2,502,091
Exercisable at March 31, 2022	1,043,525	$2.57	118,388	$3.25	1,802,299

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrants.

The Company’s outstanding warrants and options at March 31, 2022 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$1.79 - $20.90	1,043,525	2.74	$2.57	1,043,525	$2.57	-

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$2.64 - $28.50	118,388	2.44	$3.25	118,388	$3.25	-

As of March 31, 2022 and December 31, 2021, the total unrecognized expense for unvested stock options and restricted stock awards was approximately $1.1 million and $1.0 million, respectively, to be recognized over a twelve month to three year period from the original grant dates.

Stock-based compensation expense for three months ended March 31, 2022 and 2021 was as follows:

	For the three months ended
	March 31,
	2022	2021
Stock-based compensation expense	$347,568	$500,718

Stock-based compensation expense categorized by the equity components for three months ended March 31, 2022 and 2021 was as follows:

	For the three months ended
	March 31,
	2022	2021
Common stock	$347,568	$500,718
Total	$347,568	$500,718

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the three months ended
	March 31,
	2022	2021
Stock options	118,388	118,388
Warrants	1,043,525	762,920
Total common stock equivalents	1,161,913	881,308

Note 9. Related Party Transactions

At March 31, 2022 and December 31, 2021 Company had a payable due to an officer in the amount of $153,838 for contract work performed prior to becoming an officer.

During September 2021, the Company’s former CEO and shareholder advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand and included in Shareholder advance on the Company’s consolidated balance sheet as of March 31, 2022 and December 31, 2021

Note 10. Subsequent Events

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that other than disclosed below, there were no additional reportable subsequent events to be disclosed.

Issuance of Shares for Vested Restricted Stock Units

Between April 8, 2022 and April 27, 2022, the Company issued a total of 28,000 shares of common stock to holders of fully vested restricted stock units.

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

SCWorx empowers healthcare providers to maintain comprehensive access and visibility to an advanced business intelligence that enables better decision-making and reductions in product costs and utilization, ultimately leading to accelerated and accurate patient billing. SCWorx’s software modules perform separate functions as follows:

●	virtualized Item Master File repair, expansion and automation;

●	EMR management;

●	CDM management;

●	contract management;

●	request for proposal automation;

●	rebate management;

●	Integration of acquired management;

●	big data analytics modeling;

●	data integration and warehousing; and

●	ScanWorx.

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

SCWorx, as part of the acquisition of Alliance MMA, owns an online event ticketing platform focused on serving regional MMA (“mixed martial arts”) promotions which it has paused due to COVID-19.

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

Results of Operations – three months ended March 31, 2022

Our operating results for the three month period ended March 31, 2022 and 2021 are summarized as follows:

	Three months ended
	March 31, 2022	March 31, 2021	Difference

Revenue	$1,030,949	$1,148,257	$(117,308)
Cost of revenues	697,636	694,938	2,698
General and administrative	1,099,454	1,201,262	(101,808)
Other income (expense)	139,595	-	139,595
Provision for income taxes	-	-	-
Net loss	(626,546)	(747,943)	121,397

Revenues

Revenue for the three months ended March 31, 2022 was $1,030,949 as compared to $1,148,257 for the three months ended March 31, 2021. This decrease was primarily due to normal fluctuations in our billing cycle. We expect near term revenues to remain relatively flat, unless and until we raise sufficient capital to fully implement our business plan.

Operating Expenses

Cost of revenues

Cost of revenues was $697,636 for the three months ended March 31, 2022 compared to $694,938 for the same period in 2021. The small increase was primarily the result of slight salary fluctuations.

General and administrative

General and administrative expenses decreased $101,808 to $1,099,454 for the three months ended March 31, 2022, as compared to $1,201,262 in the same period of 2021. The decrease is primarily attributable to a decrease in stock-based compensation of $153,150 partially offset by approximate increases in legal and professional fees of $62,000, accounting fees of $42,000 and bad debt reserve expense of $62,000. We expect general and administrative expenses to remain relatively flat during the rest of 2022, unless we complete a capital raise, in which case we would expect expenses to grow as we ramp our sales force.

Other income

We had other income of $139,595 during the three months ended March 31, 2022 related to the forgiveness of a PPP Loan under the CARES Act.

Net Loss

For the three months ended March 31, 2022, we incurred a net loss of $626,546 compared to a net loss of $747,943 for the same period in 2021.

Liquidity and Capital Resources

Going Concern

The Company has suffered recurring losses from operations and incurred a net loss of $626,546 for the three months ended March 31, 2022 and $747,943 for the three months ended March 31, 2021. The accumulated deficit as of March 31, 2022 was $24,637,837. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating losses will continue   and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

As of March 31, 2022, we had a working capital deficit of $1,861,403 and accumulated deficit of $24,637,837. During the three months ended March 31, 2022, we had a net loss of $626,546 and used $62,782 of cash in operations. We have historically incurred operating losses and negative operating cash flows, which we may continue to incur for the foreseeable future. We believe that these conditions may raise doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to raise additional capital and grow our revenues, we may not be able to sustain our business, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

As of the date of this report, we have only limited cash on hand, and we are experiencing negative cash flows from operations. Consequently, we need to raise additional capital in the very near term to fund our operations and the implementation of our business plan.

Based on our current business plan, if we had sufficient capital resources, we anticipate that our operating activities would use approximately $400,000 in cash per month over the next twelve months, or approximately $4.8 million of which approximately $350,000 per month can be paid through current revenue collections. Currently we have only limited cash on hand, and consequently, we are unable to implement our current business plan. Accordingly, we have an immediate need for additional capital to fund our operating activities.

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

Cash Flows

	Three months ended March 31,
	2022	2021

Net cash used in operating activities	$(62,782)	$(426,901)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	139,595
Change in cash	$(62,782)	$(287,306)

Operating Activities

Cash used in operating activities was approximately $63,000 for the three months ended March 31, 2022 (about $21,000 per month), mainly related to the net loss of approximately $626,000, a $279,000 increase in accounts receivable, a $56,000 increase in prepaid expenses, and a $140,000 gain on forgiveness of debt, partially offset by non-cash stock-based compensation of $348,000, bad debt expense of $47,000, an increase in accounts payable and accrued liabilities of $352,000 and an increase in deferred revenue of $292,000.

Cash used in operating activities was approximately $427,000 for the three months ended March 31, 2021 (about $142,000 per month), mainly related to the net loss of approximately $750,000, a $285,000 increase in accounts receivable, a $38,000 increase in prepaid expenses, and a $62,000 decrease in deferred revenue, partially offset by non-cash stock-based compensation of $500,000, an increase in accounts payable and accrued liabilities of $148,000 and depreciation expense of $71,000.

Investing Activities

The Company did not have any investing activities during the three months ended March 31, 2022 and 2021.

Financing Activities

The Company did not have any financing activities during the three months ended March 31, 2022.

Cash provided by financing activities was $139,595 for the three months ended March 31, 2021. This consisted of proceeds from a loan payable.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2022, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of March 31, 2022, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, on February 11, 2022, the parties entered into a Stipulation of Settlement (subject to Court approval) to settle the Consolidated Class Action. The settlement resolves all claims asserted against SCWorx and the other named defendant without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant. Under the terms of this agreement, (i) the insurers for the Company and Marc Schessel (former CEO) will make a cash payment to the class plaintiffs (ii) the former CEO will transfer 100,000 shares of company common stock to the class plaintiffs, and (iii) the Company will issue $600,000 worth of common stock to the class plaintiffs, in exchange for which all parties will be released from all claims related to the securities class action litigation. After giving effect to the share issuance by the Company, the Company believes that it will have satisfied the accrued retention liability of $700,000. By order dated March 22, 2022, the Court granted preliminary approval of the class action settlement and scheduled the settlement fairness hearing for June 29, 2022.

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

On February 15, 2022, the Company and the Director Defendants (Marc Schessel, Steven Wallitt, Charles Miller and Robert Christie) entered into a stipulation of settlement (subject to Court approval) with the shareholder derivative plaintiffs to settle the Consolidated Derivative Action as well as the Zarins action. Under the terms of the settlement, (i) the insurers for the Director Defendants will make a cash payment to legal counsel for the shareholder derivative Plaintiffs to cover their legal fees and (ii) the Company will adopt certain corporate governance reforms within 60 days of court approval of the settlement, in exchange for which all parties will be released from all claims related to the derivative class action litigation. The settlement resolves all claims asserted against the defendants without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant. By order dated March 25, 2022, the Court granted preliminary approval of the derivative settlement and scheduled the final settlement hearing for June 29, 2022.

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

On April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000.00 arising out of a marketing and consulting agreement. The Company expects to file its answer, affirmative defenses and counterclaims within the next two weeks. An administrative conference is scheduled for May 16, 2022.

Other Investigations

In addition, as previously disclosed, following the April 13, 2020 press release and related disclosures (related to COVID-19 rapid test kits), the Securities and Exchange Commission made an inquiry regarding the disclosures we made in relation to the transaction involving COVID-19 test kits. The Company is continuing to cooperate with the SEC regarding its investigation arising out of the April 13, 2020 press release and the events thereafter.  The Company received a Wells notice on December 8, 2021 and an amended Wells notice on December 10, 2021. The Wells Notice states that the staff of the Securities and Exchange Commission has made a preliminary determination to recommend that the Commission file an enforcement action against the Company which would allege violations of Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 10b-5(a), 10b-5(b), and 10b-5(c) thereunder. The Wells Notice also indicates that the staff would seek fines and disgorgement, including pre and post judgment interest in such enforcement proceeding. The Company did not make a Wells submission to the Commission in response to the Wells Notice. The Company has since been actively engaged in discussions with the Staff to settle the claims set forth in the Wells Notice. On or about April 6, 2022, the Company reached a settlement in principle with the SEC Staff (subject to approval by the SEC) in which the Company and the SEC Staff have agreed to resolve the matter through the Company’s payment of a civil monetary penalty of $125,000, payable in 4 equal installments over 12 months. In addition to final approval by the SEC, the settlement is subject to the negotiation and court approval of a consent judgment. The Company is hopeful that the agreement will be approved by the SEC, however, there is a possibility that the SEC Staff’s recommendation of this agreement may not be approved by the Commission or that the court may not approve the consent judgment.  In the event the SEC does not approve the Staff’s recommendation, the Company will endeavor to resume settlement discussions with the SEC Staff.  Upon final approval and subsequent entry of a consent judgment against the Company, the settlement will resolve the previously disclosed SEC investigation against the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended March 31, 2022, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K

Item 3. Default under Senior Securities

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

SCWORX CORP.

Date: May 13, 2022	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President and Chief Executive Officer
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: May 13, 2022	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer
(Principal Financial Officer)