Form 10-Q
period 2022-06-30
SCWorx Corp.
filed 2022-08-15
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Number of shares of the registrant’s common stock outstanding at August 14, 2022: 11,737,760

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$23,491	$71,075
Accounts receivable - net	302,591	464,851
Inventory	44,500	156,600
Prepaid expenses and other assets	327,903	63,942
Total current assets	698,485	756,468

Fixed assets - net	-	-
Goodwill	8,366,467	8,366,467
Total assets	$9,064,952	$9,122,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,657,432	$1,432,710
Accounts payable and accrued liabilities - related party	153,838	153,838
Shareholder advance	100,000	100,000
Deferred revenue	589,000	472,750
Equity financing	125,000	125,000
Total current liabilities	2,625,270	2,284,298

Long-term liabilities:
Loans payable	293,972	433,567
Total long-term liabilities	293,972	433,567

Total liabilities	2,919,242	2,717,865

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding	40	40
Common stock, $0.001 par value; 45,000,000 shares authorized; 11,726,428 and 11,293,030 shares issued and outstanding, respectively	11,727	11,293
Additional paid-in capital	30,735,143	29,805,028
Subscriptions payable	600,000	600,000
Accumulated deficit	(25,201,200)	(24,011,291)
Total stockholders’ equity	6,145,710	6,405,070

Total liabilities and stockholders’ equity	$9,064,952	$9,122,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$992,424	$1,095,824	$2,023,373	$2,244,081

Operating expenses:
Cost of revenues	623,548	735,682	1,321,184	1,430,620
General and administrative	932,239	1,605,686	2,031,693	2,806,948
Total operating expenses	1,555,787	2,341,368	3,352,877	4,237,568

Loss from operations	(563,363)	(1,245,544)	(1,329,504)	(1,993,487)

Other income (expense)
Gain on forgiveness of PPP loan	-	-	139,595	-
Total other income (expense)			139,595	-

Net loss before income taxes	(563,363)	(1,245,544)	(1,189,909)	(1,993,487)

Provision for (benefit from) income taxes	-	-	-	-

Net loss	$(563,363)	$(1,245,544)	$(1,189,909)	$(1,993,487)

Net loss per share, basic and diluted	$(0.05)	$(0.12)	$(0.10)	$(0.20)

Weighted average common shares outstanding, basic and diluted	11,438,071	10,140,873	11,386,773	10,070,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated	Accumulated
Three months ended June 30, 2022	Shares	$	Shares	$	capital	deficit	deficit	Total

Balances, March 31, 2022	39,810	$40	11,395,650	$11,396	$30,237,493	$600,000	$(24,637,837)	$6,211,092

Conversion of Series A Convertible Preferred Stock into common stock	-	-	-	-	-	-	-	-
Shares issued as settlement of accounts payable	-	-	-	-	-	-	-	-
Shares issued for common stock placement			-	-	-	-	-	-
Shares issued for vested restricted stock units	-	-	53,000	53	(53)	-	-	-
Commitment shares issued in conjunction with capital raise	-	-	277,778	278	199,722	-	-	200,000
Stock based compensation	-	-	-	-	297,981	-	-	297,981
Net Loss	-	-	-	-	-	-	(563,363)	(563,363)

Ending balance, June 30, 2022	39,810	$40	11,726,428	$11,727	$30,735,143	$600,000	$(25,201,200)	$6,145,710

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Six Months Ended June 30, 2022	Shares	$	Shares	$	Capital	payable	deficit	Total

Balances, December 31, 2021	39,810	$40	11,293,030	$11,293	$29,805,028	$600,000	$(24,011,291)	$6,405,070

Shares issued as settlement of accounts payable	-	-	83,954	84	84,916	-	-	85,000
Shares issued for vested restricted stock units	-	-	71,666	72	(72)	-	-	-
Commitment shares issued in conjunction with capital raise	-	-	277,778	278	199,722	-	-	200,000
Stock based compensation	-	-	-	-	645,549	-	-	645,549
Net Loss	-	-	-	-	-	-	(1,189,909)	(1,189,909)

Ending balance, June 30, 2022	39,810	$40	11,726,428	$11,727	$30,735,143	$600,000	$(25,201,200)	$6,145,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Three months ended June 30, 2021	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, March 31, 2021	64,872	$65	10,029,433	$10,030	$26,671,462	$-	$(20,944,766)	$5,736,791

Shares issued as settlement of accounts payable	-	-	96,757	97	132,460	-	-	132,557
Shares issued for vested restricted stock units	-	-	263,332	263	(263)	-	-	-
Stock based compensation	-	-	-	-	729,644	-	-	729,644
Net loss	-	-	-	-	-	-	(1,245,544)	(1,245,544)

Ending balance, June 30, 2021	64,872	$65	10,389,522	$10,390	$27,533,303	$-	$(22,190,310)	$5,353,448

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Six Months Ended June 30, 2021	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2020	84,872	$85	9,895,600	$9,896	$25,920,858	$-	$(20,196,823)	$5,734,016

Conversion of Series A Convertible Preferred Stock into common stock	(20,000)	(20)	72,369	53	(33)	-	-	-
Shares issued for vested restricted stock units	-	-	96,757	97	132,460	-	-	132,557
Shares issued for vested restricted stock units	-	-	272,164	272	(272)	-	-	-
Shares issued for equity financing	-	-	52,632	72	249,928	-	-	250,000
Stock based compensation	-	-	-	-	1,230,362	-	-	1,230,362
Net loss	-	-	-	-	-	-	(1,993,487)	(1,993,487)

Ending balance, June 30, 2021	64,872	$65	10,389,522	$10,390	$27,533,303	$-	$(22,190,310)	$5,353,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,189,909)	$(1,993,487)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	72,548
Change in inventory value	112,100	161,440
Gain on forgiveness of PPP loan	(139,595)	-
Stock-based compensation	645,549	1,230,362
Bad debt expense	78,125	104,501
Changes in operating assets and liabilities:
Accounts receivable	84,135	123,451
Prepaid expenses and other assets	(63,961)	(41,491)
Inventory	-	475,000
Accounts payable and accrued liabilities	309,722	(374,774)
Deferred revenue	116,250	(241,500)
Net cash used in operating activities	(47,584)	(483,950)

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	-	139,595
Net cash provided by financing activities	-	139,595

Net (decrease) increase in cash	(47,584)	(344,355)

Cash, beginning of period	71,075	376,425

Cash, end of period	$23,491	$32,070

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for equity financing	$-	$250,000
Commitment shares issued in conjunction with capital raise	$200,000	$-
Shares issued for vested restricted stock units	$72	$272

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

Regarding PPE and Test Kits, during the second quarter of 2020 the Company limited its role to acting as an intermediary between buyers and sellers with commission-based compensation. We are endeavoring to sell our existing inventory of PPE products primarily through use of our internal and external sales personnel.

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

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and cash flows for six months ended June 30, 2022. The results of operations for three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company did not have amounts in excess of the FDIC insured limit as of June 30, 2022 and December 31, 2021.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue
	For the six months ended		Accounts Receivable
	June 30,		June 30,
Customers	2022	2021	2022	2021
Customer A	13%	7%	13%	-%
Customer B	10%	9%	11%	40%
Customer C	12%	5%	18%	2%
Customer D	3%	3%	19%	1%
Customer E	-%	30%	-%	-%

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The Company’s allowance for doubtful accounts as of June 30, 2022 and December 31, 2021 was $499,861 and $421,736, respectively.

Inventory

The inventory balance at June 30, 2022 is related to the Company’s Direct-Worx, LLC subsidiary and consisted of approximately 87,000 gowns. These items are carried on the unaudited condensed consolidated balance sheet at the lower of cost or market.

During the year ended December 31, 2021, the Company recorded a write down on the fair value of its inventory of $366,840. During the three months ended June 30, 2022, the Company recorded an additional write down on the fair value of its inventory of $112,100. Inventory assets as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
Inventory	$523,440	$523,440
Allowance for obsolescence	(478,940)	(366,840)
Net inventory value	$44,500	$156,600

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

Depreciation expense for the three and six months ended June 30, 2022 was zero. Depreciation expense for the three and six months ended June 30, 2021 was $1,865 and $72,548, respectively.

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

3)	Maintenance: which includes ongoing data cleansing and normalization, content enrichment, and optimization, and

4)	Professional Services: mainly related to specific customer projects to manage and/or analyze data and review for cost reduction opportunities

A contract will typically include Data Normalization, SaaS and Maintenance, which are distinct performance obligations and are accounted for separately. The transaction price is allocated to each separate performance obligation on a relative stand-alone selling price basis. Significant judgment is required to determine the stand-alone selling price for each distinct performance obligation and is typically estimated based on observable transactions when these services are sold on a stand-alone basis. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when the performance obligation has been met. The Company considers control to have transferred upon delivery because the Company has a present right to payment at that time, the Company has transferred use of the good or service, and the customer is able to direct the use of, and obtain substantially all the remaining benefits from, the good or service.

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

Remaining Performance Obligations

As of June 30, 2022 and December 31, 2021, the Company had $589,000 and $472,750, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize the majority of revenue relating to the current performance obligations during the following 12 month period.

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

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of June 30, 2022 and December 31, 2021.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $589,000 and $472,750 as of June 30, 2022 and December 31, 2021, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

There was no income tax expense for three and six months ended June 30, 2022 and 2021.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. The Company also grants performance based restricted stock awards to employees and consultants. These awards will vest if certain employee\consultant-specific or Company-designated performance targets are achieved. If minimum performance thresholds are achieved, each award will convert into a designated number of the Company’s common stock. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the requisite service period. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the statements of operations and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period. Refer to Note 6, Stockholders’ Equity, for additional detail.

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

In connection with the Class Action and derivative claims and investigations described in Note 5, Commitments and Contingencies, the Company is obligated to indemnify its officers and directors for costs incurred in defending against these claims and investigations.

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

Note 3. Loans Payable

CARES funding

On May 5, 2020, the Company obtained a $293,972 unsecured loan payable through the Paycheck Protection Program (“PPP”), which was enacted as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”). The funds were received from Bank of America through a loan agreement pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act and used for payroll costs, rent, mortgage interest, and utility costs during the 24 week period after the date of loan disbursement is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. While the full loan amount may be forgiven, the amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels or less than 60% of the loan proceeds are used for payroll costs. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan. In May 2022, the Company was granted an extension on the maturity date of this note until March 5, 2025 while our forgiveness application is being processed. The Company expects the loan to be fully forgiven.

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

Note 4. Leases

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

As of June 30, 2022 and December 31, 2021, assets recorded under operating leases were $0. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the Company’s incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

For three and six months ended June 30, 2022 and 2021, the components of lease expense were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$434	$(6,907)	$921	$13,807

Total lease cost	$434	$(6,907)	$921	$13,807

Other information related to leases was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$434	$-	$921	$-

Weighted average remaining lease term (months) – operating leases	-	-	-	-

Weighted average discount rate– operating leases	N/A	N/A	N/A	N/A

As of June 30, 2022, the Company has no additional operating leases, other than that noted above, and no financing leases.

Note 5. Commitments and Contingencies

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

As previously disclosed, on February 11, 2022, the parties entered into a Stipulation of Settlement (subject to Court approval) to settle the Consolidated Class Action. The settlement resolves all claims asserted against SCWorx and the other named defendant without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant. Under the terms of this agreement, (i) the insurers for the Company and Marc Schessel (former CEO) will make a cash payment to the class plaintiffs (ii) the former CEO will transfer 100,000 shares of company common stock to the class plaintiffs, and (iii) the Company will issue $600,000 worth of common stock to the class plaintiffs, in exchange for which all parties will be released from all claims related to the securities class action litigation. After giving effect to the share issuance by the Company, the Company believes that it will have satisfied the accrued retention liability of $700,000. By order dated March 22, 2022, the Court granted preliminary approval of the class action. After a fairness hearing held on June 29, 2022, the Court approved the Stipulation of Settlement.

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

On February 15, 2022, the Company and the Director Defendants (Marc Schessel, Steven Wallitt, Charles Miller and Robert Christie) entered into a stipulation of settlement (subject to Court approval) with the shareholder derivative plaintiffs to settle the Consolidated Derivative Action as well as the Zarins action. Under the terms of the settlement, (i) the insurers for the Director Defendants will make a cash payment to legal counsel for the shareholder derivative Plaintiffs to cover their legal fees and (ii) the Company will adopt certain corporate governance reforms within 60 days of court approval of the settlement, in exchange for which all parties will be released from all claims related to the derivative class action litigation. The settlement resolves all claims asserted against the defendants without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant. By order dated March 25, 2022, the Court granted preliminary approval of the derivative settlement. On June 29, 2022, the Court held a settlement hearing and approved the Stipulation of Settlement.

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000.00 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. An arbitrator has been selected and the parties are engaged in discovery. Hearing dates have been scheduled for the week of March 20, 2023.

Other Investigations

As previously disclosed, on or about April 6, 2022, the Company reached a settlement in principle with the SEC Staff which, subject to a few changes, was subsequently approved by the Commission in which the Company agreed to resolve the SEC’s investigation regarding the April 13, 2020 press release and related disclosures (related to Covid-19 rapid test kits) through the Company’s payment of (a) a civil monetary penalty of $125,000, payable in 4 equal installments over 12 months and (b) disgorgement of $471,000 and prejudgment interest in the amount of $32,761.56 which payment is to be deemed satisfied by the transfer by the Company, no later than 30 days after the entry of the Class Distribution Order in the class action entitled Yannes v. SCWorx Corp. of shares of SCWorx’s common stock, valued at $600,000 at the time of issuance to authorized claimants in the Yannes settlement, provided that the Class Distribution Order is entered within 365 days from the entry of the Final Judgment in the SEC action. In the event that the Company does not transfer shares of its common stock, valued at $600,000 at the time of issuance to authorized claimants in the class action settlement within 365 days from the entry of a Final Judgment, the Company will be required to remit to the SEC the full amount of disgorgement within 395 days from entry of a Final Judgment. On May 31, 2022, the Commission filed a complaint against Marc Schessel and the Company in the United States District Court for the District of New Jersey alleging violations of Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 10b-5(a), 10b-5(b), and 10b-5(c) thereunder relating to the April 13, 2020 press release and related disclosures we made in relation to the transaction involving COVID-19 test kits. At the same time, on May 31, 2022, the Commission filed a motion for approval of the Consent Judgment which contained the aforementioned fine, disgorgement requirement as well as an agreement by the Company to an injunction permanently restraining and enjoining the Company from violating Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") [15 U.S.C. § 78j(b)] and Rules 10b-5(a), (b), and (c) thereunder [17 C.F.R § 240.10b .. 5(a), (b), (c)]; and Section 17(a) of the Securities Act of 1933 ("Securities Act'') [15 U.S.C. § 77q(a)]. On June 2, 2022, the Court granted the motion, approved the settlement and entered a final judgment.

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

Note 6. Stockholders’ Equity

Authorized Shares

The Company has 45,000,000 Common shares and 900,000 Series A convertible preferred shares authorized with a par value of $0.001 per share.

Common Stock

Issuance of Shares for Vested Restricted Stock Units

Between January 20, 2022 and May 16, 2022, the Company issued a total of 71,666 shares of common stock to holders of fully vested restricted stock units.

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

Issuance of Shares in conjunction with capital raise

On June 28, 2022, the Company issued 277,778 shares of common stock as commitment shares pursuant to a capital funding agreement. The shares had a fair value of $200,000 or $0.72 per share.

Equity Financing

During May 2020, the Company received $515,000 of a committed $565,000 from the sale of 135,527 shares of common stock (at a price of $3.80 per share) and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share. As of June 30, 2022, $415,000 worth of the shares and warrants have been issued. The remaining $125,000 received by the Company is included in equity financing within current liabilities on the consolidated balance sheet.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the six months ended June 30, 2022 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2021	1,043,525	$2.57	118,388	$3.25	2,160,757
Granted	-	-	-	-	443,954
Exercised	-	-	-	-	(155,620)
Cancelled/Expired	-	-	-	-	-
Balance at June 30, 2022	1,043,525	$2.57	118,388	$3.25	2,449,091
Exercisable at June 30, 2022	1,043,525	$2.57	118,388	$3.25	2,045,211

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrants.

The Company’s outstanding warrants and options at June 30, 2022 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$1.79 - $20.90	1,043,525	2.49	$2.57	1,043,525	$2.57	-

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$2.64 - $28.50	118,388	2.19	$3.25	118,388	$3.25	-

As of June 30, 2022 and December 31, 2021, the total unrecognized expense for unvested stock options and restricted stock awards was approximately $800,000 and $1.0 million, respectively, to be recognized over a twelve month to three year period from the original grant dates.

Stock-based compensation expense for three and six months ended June 30, 2022 and 2021 was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation expense	$297,981	$729,644	$645,549	$1,230,362

Stock-based compensation expense categorized by the equity components for three and six months ended June 30, 2022 and 2021 was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Common stock	$297,981	$729,644	$645,549	$1,230,362
Total	$297,981	$729,644	$645,549	$1,230,362

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options	118,388	118,388	118,388	118,388
Warrants	1,043,525	762,920	1,043,525	762,920
Total common stock equivalents	1,161,913	881,308	1,161,913	881,308

Note 8. Related Party Transactions

At June 30, 2022 and December 31, 2021 Company had a payable due to an officer in the amount of $153,838 for contract work performed prior to becoming an officer.

During September 2021, the Company’s former CEO and shareholder advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand and included in Shareholder advance on the Company’s consolidated balance sheet as of June 30, 2022 and December 31, 2021

Note 9. Subsequent Events

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that other than disclosed below, there were no additional reportable subsequent events to be disclosed.

Issuance of Shares for Vested Restricted Stock Units

Between June 18, 2022 and June 20, 2022, the Company issued a total of 11,332 shares of common stock to holders of fully vested restricted stock units.

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

Regarding PPE and Test Kits, during the second quarter of 2020 the Company limited its role to acting as an intermediary between buyers and sellers with commission based compensation. We are endeavoring to sell our existing inventory of PPE products primarily through use of our internal and external sales personnel.

Results of Operations – three months ended June 30, 2022

Our operating results for the three month period ended June 30, 2022 and 2021 are summarized as follows:

	Three Months Ended
	June 30, 2022	June 30, 2021	Difference

Revenue	$992,424	$1,095,824	$(103,400)
Cost of revenues	623,548	735,682	(112,134)
General and administrative	932,239	1,605,686	(673,447)
Other (expense) income	-	-	-
Provision for income taxes	-	-	-
Net loss	$(563,363)	$(1,245,544)	$682,181

Revenues

Revenue for the three months ended June 30, 2022 was $992,424 as compared to $1,095,824 for the three months ended June 30, 2021. This decrease was primarily due to normal fluctuations in our billing cycle. We expect near term revenues to remain relatively flat, unless and until we raise sufficient capital to fully implement our business plan.

Operating Expenses

Cost of revenues

Cost of revenues was $623,548 for the three months ended June 30, 2022 compared to $735,682 for the same period in 2021. The decrease was primarily the result of a reduction in salaries coupled with a decrease in cloud hosting expense.

General and administrative

General and administrative expenses decreased $673,447 to $932,239 for the three months ended June 30, 2022, as compared to $1,605,686 in the same period of 2021. The decrease is primarily attributable to approximate decreases in stock-based compensation of $432,00, legal and professional fees of $52,000, accounting fees of $141,000, bad debt reserve expense of $75,000 and inventory write-downs of $50,000. We expect general and administrative expenses to remain relatively flat during the rest of 2022, until we complete a capital raise, in which case we would expect expenses to grow as we ramp our sales force.

Net Loss

For the three months ended June 30, 2022, we incurred a net loss of $563,363 compared to a net loss of $1,245,544 for the same period in 2021.

Results of Operations – six months ended June 30, 2022

Our operating results for the six month period ended June 30, 2022 and 2021 are summarized as follows:

	Six months ended
	June 30, 2022	June 30, 2021	Difference

Revenue	$2,023,373	$2,244,081	$(220,708)
Cost of revenues	1,321,184	1,430,620	(109,436)
General and administrative	2,031,693	2,806,948	(775,255)
Other income (expense)	139,595	-	139,595
Provision for income taxes	-	-	-
Net loss	$(1,189,909)	$(1,993,487)	$803,578

Revenues

Revenue for the six months ended June 30, 2022 was $2,023,373 as compared to $2,244,081 for the six months ended June 30, 2021. This decrease was primarily due to normal fluctuations in our billing cycle. We expect near term revenues to remain relatively flat, unless and until we raise sufficient capital to fully implement our business plan.

Operating Expenses

Cost of revenues

Cost of revenues was $1,321,184 for the six months ended June 30, 2022 compared to $1,430,620 for the same period in 2021. The decrease was primarily the result of a reduction in salaries coupled with a decrease in cloud hosting expense.

General and administrative

General and administrative expenses decreased $775,255 to $2,031,693 for the six months ended June 30, 2022, as compared to $2,806,948 in the same period of 2021. The decrease is primarily attributable to approximate decreases in stock-based compensation of $585,000, legal and professional fees of $81,000, accounting fees of $100,000, bad debt reserve expense of $43,000 and inventory write-downs of $50,000, partially offset by an increase in salaries and wage expense of $32,000. We expect general and administrative expenses to remain relatively flat during the rest of 2022, until we complete a capital raise, in which case we would expect expenses to grow as we ramp our sales force.

Other income

We had other income of $139,595 during the six months ended June 30, 2022 related to the forgiveness of a PPP Loan under the CARES Act.

Net Loss

For the six months ended June 30, 2022, we incurred a net loss of $1,189,909 compared to a net loss of $1,993,487 for the same period in 2021.

Liquidity and Capital Resources

Cash Flows

	Six months ended June 30,
	2022	2021

Net cash used in operating activities	$(47,584)	$(483,950)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	139,595
Change in cash	$(47,584)	$(344,355)

Operating Activities

Cash used in operating activities was approximately $48,000 for the six months ended June 30, 2022 (about $8,000 per month), mainly related to the net loss of approximately $1,190,000, a $64,000 increase in prepaid expenses, and a $140,000 gain on forgiveness of debt, partially offset by non-cash stock-based compensation of $645,000, debt expense of $78,000, an increase in accounts payable and accrued liabilities of $310,000 an increase in deferred revenue of $116,000 and a decrease in accounts receivable of $84,000.

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

Investing Activities

The Company did not have any investing activities during the six months ended June 30, 2022 and 2021.

Financing Activities

The Company did not have any financing activities during the six months ended June 30, 2022.

Cash provided by financing activities was $139,595 for the six months ended June 30, 2021. This consisted of proceeds from a loan payable.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2022, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of June 30, 2022, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, on February 11, 2022, the parties entered into a Stipulation of Settlement (subject to Court approval) to settle the Consolidated Class Action. The settlement resolves all claims asserted against SCWorx and the other named defendant without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant. Under the terms of this agreement, (i) the insurers for the Company and Marc Schessel (former CEO) will make a cash payment to the class plaintiffs (ii) the former CEO will transfer 100,000 shares of company common stock to the class plaintiffs, and (iii) the Company will issue $600,000 worth of common stock to the class plaintiffs, in exchange for which all parties will be released from all claims related to the securities class action litigation. After giving effect to the share issuance by the Company, the Company believes that it will have satisfied the accrued retention liability of $700,000. By order dated March 22, 2022, the Court granted preliminary approval of the class action settlement. After a fairness hearing held on June 29, 2022, the Court approved the Stipulation of Settlement.

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

On February 15, 2022, the Company and the Director Defendants (Marc Schessel, Steven Wallitt, Charles Miller and Robert Christie) entered into a stipulation of settlement (subject to Court approval) with the shareholder derivative plaintiffs to settle the Consolidated Derivative Action as well as the Zarins action. Under the terms of the settlement, (i) the insurers for the Director Defendants will make a cash payment to legal counsel for the shareholder derivative Plaintiffs to cover their legal fees and (ii) the Company will adopt certain corporate governance reforms within 60 days of court approval of the settlement, in exchange for which all parties will be released from all claims related to the derivative class action litigation. The settlement resolves all claims asserted against the defendants without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant. By order dated March 25, 2022, the Court granted preliminary approval of the derivative settlement. On June 29, 2022, the Court held a settlement hearing and approved the Stipulation of Settlement.

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000.00 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. An arbitrator has been selected and the parties are engaged in discovery. Hearing dates have been scheduled for the week of March 20, 2023.

Other Investigations

As previously disclosed, on or about April 6, 2022, the Company reached a settlement in principle with the SEC Staff which, subject to a few changes, was subsequently approved by the Commission in which the Company agreed to resolve the SEC’s investigation regarding the April 13, 2020 press release and related disclosures (related to Covid-19 rapid test kits) through the Company’s payment of (a) a civil monetary penalty of $125,000, payable in 4 equal instalments over 12 months and (b) disgorgement of $471,000 and prejudgment interest in the amount of $32,761.56 which payment is to be deemed satisfied by the transfer by the Company, no later than 30 days after the entry of the Class Distribution Order in the class action entitled Yannes v. SCWorx Corp. of shares of SCWorx’s common stock, valued at $600,000 at the time of issuance to authorized claimants in the Yannes settlement, provided that the Class Distribution Order is entered within 365 days from the entry of the Final Judgment in the SEC action. In the event that the Company does not transfer shares of its common stock, valued at $600,000 at the time of issuance to authorized claimants in the class action settlement within 365 days from the entry of a Final Judgment, the Company will be required to remit to the SEC the full amount of disgorgement within 395 days from entry of a Final Judgment. On May 31, 2022, the Commission filed a complaint against Marc Schessel and the Company in the United States District Court for the District of New Jersey alleging violations of Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 10b-5(a), 10b-5(b), and 10b-5(c) thereunder relating to the April 13, 2020 press release and related disclosures we made in relation to the transaction involving COVID-19 test kits. At the same time, on May 31, 2022, the Commission filed a motion for approval of the Consent Judgment which contained the aforementioned fine, disgorgement requirement as well as an agreement by the Company to an injunction permanently restraining and enjoining the Company from violating Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") [15 U.S.C. § 78j(b)] and Rules 10b-5(a), (b), and (c) thereunder [17 C.F.R § 240.10b .. 5(a), (b), (c)]; and Section 17(a) of the Securities Act of 1933 ("Securities Act'') [15 U.S.C. § 77q(a)]. On June 2, 2022, the Court granted the motion, approved the settlement and entered a final judgment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the six month period ended June 30, 2022, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K

Item 3. Default under Senior Securities

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

SCWORX CORP.

Date: August 15, 2022	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: August 15, 2022	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer
(Principal Financial Officer)