Form 10-Q
period 2022-09-30
SCWorx Corp.
filed 2022-11-14
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Number of shares of the registrant’s common stock outstanding at November 14, 2022: 13,010,409

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
ASSETS	2022	2021

Current assets:
Cash	$361,726	$71,075
Accounts receivable - net	231,886	464,851
Inventory	-	156,600
Prepaid expenses and other assets	323,028	63,942
Total current assets	916,640	756,468

Fixed assets - net	-	-
Goodwill	8,366,467	8,366,467
Total assets	$9,283,107	$9,122,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,651,912	$1,432,710
Accounts payable and accrued liabilities - related party	153,838	153,838
Shareholder advance	100,000	100,000
Deferred revenue	298,500	472,750
Equity financing	125,000	125,000
Total current liabilities	2,329,250	2,284,298

Long-term liabilities:
Loans payable	154,376	433,567
Total long-term liabilities	154,376	433,567

Total liabilities	2,483,626	2,717,865

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding	40	40
Common stock, $0.001 par value; 45,000,000 shares authorized; 13,007,409 and 11,293,030 shares issued and outstanding, respectively	13,008	11,293
Additional paid-in capital	31,787,156	29,805,028
Subscriptions payable	600,000	600,000
Accumulated deficit	(25,600,723)	(24,011,291)
Total stockholders’ equity	6,799,481	6,405,070

Total liabilities and stockholders’ equity	$9,283,107	$9,122,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Revenue	$986,949	$1,138,124	$3,010,322	$3,382,205

Operating expenses:
Cost of revenues	693,353	722,031	2,014,537	2,152,651
General and administrative	832,715	1,377,900	2,864,408	4,184,848
Total operating expenses	1,526,068	2,099,931	4,878,945	6,337,499

Loss from operations	(539,119)	(961,807)	(1,868,623)	(2,955,294)

Other income (expense)
Gain on forgiveness of PPP loan	139,596	-	279,191	-
Total other income (expense)	139,596		279,191	-

Net loss before income taxes	(399,523)	(961,807)	(1,589,432)	(2,955,294)

Provision for (benefit from) income taxes	-	-	-	-

Net loss	$(399,523)	$(961,807)	$(1,589,432)	$(2,955,294)

Net loss per share, basic and diluted	$(0.03)	$(0.09)	$(0.14)	$(0.29)

Weighted average common shares outstanding, basic and diluted	12,069,412	10,654,635	11,616,820	10,267,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated	Accumulated
Three months ended September 30, 2022	Shares	$	Shares	$	capital	deficit	deficit	Total

Balances, June 30, 2022	39,810	$40	11,726,428	$11,727	$30,735,143	$600,000	$(25,201,200)	$6,145,710

Shares issued as settlement of accounts payable	-	-	90,804	91	66,783	-	-	66,874
Shares issued for common stock placement			1,153,845	1,154	723,896	-	-	725,050
Shares issued for vested restricted stock units	-	-	36,332	36	(36)	-	-	-
Stock based compensation	-	-	-	-	261,370	-	-	261,370
Net Loss	-	-	-	-	-	-	(399,523)	(399,523)

Ending balance, September 30, 2022	39,810	$40	13,007,409	$13,008	$31,787,156	$600,000	$(25,600,723)	$6,799,481

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Nine Months Ended September 30, 2022	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2021	39,810	$40	11,293,030	$11,293	$29,805,028	$600,000	$(24,011,291)	$6,405,070

Shares issued as settlement of accounts payable	-	-	174,758	175	151,699	-	-	151,874
Shares issued for common stock placement	-	-	1,153,845	1,154	723,896	-	-	725,050
Shares issued for vested restricted stock units	-	-	107,998	108	(108)	-	-	-
Commitment shares issued in conjunction with capital raise	-	-	277,778	278	199,722	-	-	200,000
Stock based compensation	-	-	-	-	906,919	-	-	906,919
Net Loss	-	-	-	-	-	-	(1,589,432)	(1,589,432)

Ending balance, September 30, 2022	39,810	$40	13,007,409	$13,008	$31,787,156	$600,000	$(25,600,723)	$6,799,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Three months ended September 30, 2021	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, June 30, 2021	64,872	$65	10,389,522	$10,390	$27,533,303	$-	$(22,190,310)	$5,353,448

Conversion of Series A Convertible Preferred Stock into common stock	(25,062)	(25)	65,953	66	(41)	-	-	-
Shares issued as settlement of accounts payable	-	-	73,497	73	191,005	-	-	191,078
Shares issued for common stock placement	-	-	298,883	299	524,701	-	-	525,000
Shares issued for vested restricted stock units	-	-	232,801	233	(233)	-	-	-
Stock based compensation	-	-	-	-	699,084	-	-	699,084
Net loss	-	-	-	-	-	-	(961,807)	(961,807)

Ending balance, September 30, 2021	39,810	$40	11,060,656	$11,061	$28,947,819	$-	$(23,152,117)	$5,806,803

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Nine Months Ended September 30, 2021	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2020	84,872	$85	9,895,600	$9,896	$25,920,858	$-	$(20,196,823)	$5,734,016

Conversion of Series A Convertible Preferred Stock into common stock	(45,062)	(45)	138,322	119	(74)	-	-	-
Shares issued as settlement of accounts payable	-	-	170,254	170	323,465	-	-	323,635
Shares issued for common stock placement	-	-	298,883	299	524,701	-	-	525,000
Shares issued for vested restricted stock units	-	-	504,965	505	(505)	-	-	-
Shares issued for equity financing	-	-	52,632	72	249,928	-	-	250,000
Stock based compensation	-	-	-	-	1,929,446	-	-	1,929,446
Net loss	-	-	-	-	-	-	(2,955,294)	(2,955,294)

Ending balance, September 30, 2021	39,810	$40	11,060,656	$11,061	$28,947,819	$-	$(23,152,117)	$5,806,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,589,432)	$(2,955,294)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	73,901
Change in inventory value	156,600	161,440
Gain on forgiveness of PPP loan	(279,191)	-
Stock-based compensation	906,919	1,929,446
Bad debt expense	78,125	125,625
Changes in operating assets and liabilities:
Accounts receivable	154,840	265,106
Prepaid expenses and other assets	(59,086)	(6,312)
Inventory	-	475,000
Accounts payable and accrued liabilities	371,076	(241,840)
Deferred revenue	(174,250)	(566,500)
Net cash used in operating activities	(434,399)	(739,428)

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from common stock placement	725,050	525,000
Proceeds from notes payable	-	139,595
Proceeds from shareholder advance	-	100,000
Net cash provided by financing activities	725,050	764,595

Net (decrease) increase in cash	290,651	25,167

Cash, beginning of period	71,075	376,425

Cash, end of period	$361,726	$401,592

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for equity financing	$-	$250,000
Commitment shares issued in conjunction with capital raise	$200,000	$-
Shares issued for vested restricted stock units	$108	$505

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

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and cash flows for nine months ended September 30, 2022. The results of operations for three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had amounts in excess of the FDIC insured limit as of September 30, 2022 of $111,726 and none as of December 31, 2021.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue For the nine months ended September 30,		Accounts Receivable September 30,
Customers	2022	2021	2022	2021
Customer A	13%	8%	26%	4%
Customer B	10%	9%	14%	10%
Customer C	14%	5%	22%	2%
Customer D	-%	4%	-%	24%

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The Company’s allowance for doubtful accounts as of September 30, 2022 and December 31, 2021 was $0 and $421,736, respectively.

Inventory

The inventory balance at December 31, 2021 is related to the Company’s Direct-Worx, LLC subsidiary and consisted of approximately 87,000 gowns. These items are carried on the unaudited condensed consolidated balance sheet at the lower of cost or market.

During the year ended December 31, 2021, the Company recorded a write down on the fair value of its inventory of $366,840. During the three months ended September 30, 2022, the Company wrote off the remaining value of this inventory as unsellable and is in the process of disposal. Inventory assets as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Inventory	$523,440	$523,440
Allowance for obsolescence	(523,440)	(366,840)
Net inventory value	$-	$156,600

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

Depreciation expense for the three and nine months ended September 30, 2022 was zero. Depreciation expense for the three and nine months ended September 30, 2021 was $1,353 and $73,901, respectively.

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

PPE Inventory sales

Revenues from the sale of inventory are typically recognized upon shipment to a customer as long as the Company has met all performance obligations related to the sale in accordance with Topic 606.

Brokered PPE sales

Brokered PPE sales revenues are recognized once the customer obtains physical possession of the product(s). Because the Company acts as an agent in arranging the relationship between the customer and the supplier, PPE revenues are presented net of related costs, including product procurement, warehouse and shipping fees.

Remaining Performance Obligations

As of September 30, 2022 and December 31, 2021, the Company had $298,500 and $472,750, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize the majority of revenue relating to the current performance obligations during the following 12 month period.

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

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of September 30, 2022 and December 31, 2021.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $298,500 and $472,750 as of September 30, 2022 and December 31, 2021, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

There was no income tax expense for three and nine months ended September 30, 2022 and 2021.

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

Note 3. Loans Payable

CARES funding

On May 5, 2020, the Company obtained a $293,972 unsecured loan payable through the Paycheck Protection Program (“PPP”), which was enacted as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”). The funds were received from Bank of America through a loan agreement pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act and used for payroll costs, rent, mortgage interest, and utility costs during the 24 week period after the date of loan disbursement is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. While the full loan amount may be forgiven, the amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels or less than 60% of the loan proceeds are used for payroll costs. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan. In May 2022, the Company was granted an extension on the maturity date of this note until March 5, 2025. The loan was partially forgiven in the amount of $139,569 in September 2022 with the balance remaining due.

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

As of September 30, 2022 and December 31, 2021, assets recorded under operating leases were $0. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the Company’s incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

For three and nine months ended September 30, 2022 and 2021, the components of lease expense were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$434	$1,167	$921	$17,697

Total lease cost	$434	$1,167	$921	$17,697

Other information related to leases was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$434	$-	$921	$-

Weighted average remaining lease term (months) – operating leases	-	-	-	-

Weighted average discount rate– operating leases	N/A	N/A	N/A	N/A

As of September 30, 2022, the Company has no additional operating leases, other than that noted above, and no financing leases.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000.00 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,545.63. The parties are currently engaged in discovery. Hearing dates have been scheduled for the week of March 20, 2023.

Hadrian Equities Partners, LLC et ano. v. SCWorx Corp,

Case No. 22-cv-07096 (JLR) (S.D.N.Y)

On August 19, 2022, Hadrian Equities Partners, LLC and the Phillip W. Caprio, Jr. 2007 Irrevocable Trust filed a complaint in the United States District Court for the Southern District of New York alleging that SCWorx was dilatory and did not comply with its alleged contractual duties to remove the restrictions from Plaintiffs’ converted AMMA stock to SCWorx stock until August 10 and August 11, 2020. Plaintiffs allege that as a result, they were unable to sell their SCWorx stock when SCWorx was trading at its highest price on April 13, 2020. The Complaint seeks $500,000 in damages. To date, the Complaint has not been served. Upon review of the Complaint, SCWorx counsel provided Plaintiffs’ counsel with a “safe harbor” Notice of Motion for sanctions pursuant to Fed. R. Civ. Pro. 11 and letter explaining that the material allegations in the Complaint are false inasmuch as the restrictions on Plaintiffs’ SCWorx shares were removed on April 21, 2020– after months of waiting for Plaintiffs to supply the correct documents with accurate information so that outside counsel could provide an opinion and clear the stocks for trading. The “safe harbor” letter and Notice of Motion gave Plaintiffs 21 days to withdraw the Complaint. After asking for and receiving several extensions in addition to the 21 days, Plaintiffs have not withdrawn the Complaint and thus, a Motion for Sanctions was filed by SCWorx on November 4, 2022.

Other Investigations

As previously disclosed, on or about April 6, 2022, the Company reached a settlement in principle with the SEC Staff which, subject to a few changes, was subsequently approved by the Commission in which the Company agreed to resolve the SEC’s investigation regarding the April 13, 2020 press release and related disclosures (related to Covid-19 rapid test kits) through the Company’s payment of (a) a civil monetary penalty of $125,000, payable in 4 equal installments over 12 months and (b) disgorgement of $471,000 and prejudgment interest in the amount of $32,761.56 which payment is to be deemed satisfied by the transfer by the Company, no later than 30 days after the entry of the Class Distribution Order in the class action entitled Yannes v. SCWorx Corp. of shares of SCWorx’s common stock, valued at $600,000 at the time of issuance to authorized claimants in the Yannes settlement, provided that the Class Distribution Order is entered within 365 days from the entry of the Final Judgment in the SEC action. In the event that the Company does not transfer shares of its common stock, valued at $600,000 at the time of issuance to authorized claimants in the class action settlement within 365 days from the entry of a Final Judgment, the Company will be required to remit to the SEC the full amount of disgorgement within 395 days from entry of a Final Judgment. On May 31, 2022, the Commission filed a complaint against Marc Schessel and the Company in the United States District Court for the District of New Jersey alleging violations of Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 10b-5(a), 10b-5(b), and 10b-5(c) thereunder relating to the April 13, 2020 press release and related disclosures we made in relation to the transaction involving COVID-19 test kits. At the same time, on May 31, 2022, the Commission filed a motion for approval of the Consent Judgment which contained the aforementioned fine, disgorgement requirement as well as an agreement by the Company to an injunction permanently restraining and enjoining the Company from violating Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) [15 U.S.C. § 78j(b)] and Rules 10b-5(a), (b), and (c) thereunder [17 C.F.R § 240.10b .. 5(a), (b), (c)]; and Section 17(a) of the Securities Act of 1933 (“Securities Act’’) [15 U.S.C. § 77q(a)]. On June 2, 2022, the Court granted the motion, approved the settlement and entered a final judgment. SCWorx has thus far paid 2 of 4 installments on the monetary penalty of $125,000.

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

Common Stock

Issuance of Shares for Vested Restricted Stock Units

Between January 20, 2022 and August 9, 2022, the Company issued a total of 107,998 shares of common stock to holders of fully vested restricted stock units.

Issuance of Shares Pursuant to Settlement of Accounts Payable

On March 31, 2022, the Company issued 12,196 shares of common stock in full settlement of $10,000 of accounts payable. The shares had a fair value of $0.82 per share.

On August 11, 2022, the Company issued 69,444 shares of common stock in full settlement of $50,000 of accounts payable. The shares had a fair value of $0.72 per share.

On September 27, 2022, the Company issued 21,360 shares of common stock in full settlement of $16,875 of accounts payable. The shares had a fair value of $0.79 per share.

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

Between September 7, 2022 and September 12, 2022, the Company issued an aggregate 1,153,845 shares of common stock as commitment shares pursuant to a private placement agreement. The shares had a fair value of $750,000 or $0.65 per share. Company received aggregate net proceeds related to this placement of $725,050.

Equity Financing

During May 2020, the Company received $515,000 of a committed $565,000 from the sale of 135,527 shares of common stock (at a price of $3.80 per share) and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share. As of September 30, 2022, $415,000 worth of the shares and warrants have been issued. The remaining $125,000 received by the Company is included in equity financing within current liabilities on the consolidated balance sheet.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the nine months ended September 30, 2022 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2021	1,043,525	$2.57	118,388	$3.25	2,160,757
Granted	524,195	0.65	-	-	465,314
Exercised	-	-	-	-	(213,312)
Cancelled/Expired	-	-	-	-	-
Balance at September 30, 2022	1,567,720	$1.49	118,388	$3.25	2,412,759
Exercisable at September 30, 2022	1,567,720	$1.49	118,388	$3.25	2,108,884

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrants.

The Company’s outstanding warrants and options at September 30, 2022 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.65 - $20.90	1,567,720	2.81	$1.35	1,567,720	$1.35	79,478

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$2.64 - $28.50	118,388	1.94	$3.25	118,388	$3.25	-

As of September 30, 2022 and December 31, 2021, the total unrecognized expense for unvested stock options and restricted stock awards was approximately $551,000 and $1.0 million, respectively, to be recognized over a twelve month to three year period from the original grant dates.

Stock-based compensation expense for three and nine months ended September 30, 2022 and 2021 was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based compensation expense	$261,370	$699,084	$906,919	$1,929,446

Stock-based compensation expense categorized by the equity components for three and nine months ended September 30, 2022 and 2021 was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Common stock	$261,370	$699,084	$906,919	$1,929,446
Total	$261,370	$699,084	$906,919	$1,929,446

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock options	118,388	118,388	118,388	118,388
Warrants	1,567,720	1,050,104	1,567,720	1,050,104
Restricted stock units	2,412,759	2,318,339	2,412,759	2,318,339
Total common stock equivalents	4,098,867	3,486,831	4,098,867	3,486,831

Note 8. Related Party Transactions

At September 30, 2022 and December 31, 2021 Company had a payable due to an officer in the amount of $153,838 for contract work performed prior to becoming an officer.

During September 2021, the Company’s former CEO and shareholder advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand and included in Shareholder advance on the Company’s consolidated balance sheet as of September 30, 2022 and December 31, 2021

Note 9. Subsequent Events

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

Results of Operations – three months ended September 30, 2022

Our operating results for the three month period ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021	Difference

Revenue	$986,949	$1,138,124	$(151,175)
Cost of revenues	693,353	722,031	(28,678)
General and administrative	832,715	1,377,900	(545,185)
Other (expense) income	139,596	-	139,596
Provision for income taxes	-	-	-
Net loss	$(399,523)	$(961,807)	$562,284

Revenues

Revenue for the three months ended September 30, 2022 was $986,949 as compared to $1,138,124 for the three months ended September 30, 2021. This decrease was primarily due to normal fluctuations in our billing cycle. We expect near term revenues to remain relatively flat, unless and until we raise sufficient capital to fully implement our business plan.

Operating Expenses

Cost of revenues

Cost of revenues was $693,353 for the three months ended September 30, 2022 compared to $722,031 for the same period in 2021. The decrease was primarily the result of a reduction in salaries coupled with a decrease in cloud hosting expense.

General and administrative

General and administrative expenses decreased $545,185 to $832,715 for the three months ended September 30, 2022, as compared to $1,377,900 in the same period of 2021. The decrease is primarily attributable to approximate decreases in stock-based compensation of $438,000, legal and professional fees of $47,000, bad debt reserve expense of $20,000 partially offset by an increase in inventory write down expense of $44,000. We expect general and administrative expenses to remain relatively flat during the rest of 2022, until we complete a capital raise, in which case we would expect expenses to grow as we ramp our sales force.

Other income

We had other income of $139,596 during the three months ended September 30, 2022 related to the forgiveness of a PPP Loan under the CARES Act.

Net Loss

For the three months ended September 30, 2022, we incurred a net loss of $399,523 compared to a net loss of $961,807 for the same period in 2021.

Results of Operations – nine months ended September 30, 2022

Our operating results for the nine-month period ended September 30, 2022 and 2021 are summarized as follows:

	Nine months ended
	September 30, 2022	September 30, 2021	Difference

Revenue	$3,010,322	$3,382,205	$(371,883)
Cost of revenues	2,014,537	2,152,651	(138,114)
General and administrative	2,864,408	4,184,848	(1,320,440)
Other income (expense)	279,191	-	279,191
Provision for income taxes	-	-	-
Net loss	$(1,589,432)	$(2,955,294)	$1,365,862

Revenues

Revenue for the nine months ended September 30, 2022 was $3,010,322 as compared to $3,382,205 for the nine months ended September 30, 2021. This decrease was primarily due to normal fluctuations in our billing cycle. We expect near term revenues to remain relatively flat, unless and until we raise sufficient capital to fully implement our business plan.

Operating Expenses

Cost of revenues

Cost of revenues was $2,014,537 for the nine months ended September 30, 2022 compared to $2,152,651 for the same period in 2021. The decrease was primarily the result of a reduction in salaries coupled with a decrease in cloud hosting expense.

General and administrative

General and administrative expenses decreased $1,320,440 to $2,864,406 for the nine months ended September 30, 2022, as compared to $4,184,848 in the same period of 2021. The decrease is primarily attributable to approximate decreases in stock-based compensation of $1,023,000, legal and professional fees of $128,000, accounting fees of $106,000, bad debt reserve expense of $48,000, partially offset by an increase in salaries and wage expense of $36,000. We expect general and administrative expenses to remain relatively flat during the rest of 2022, until we complete a capital raise, in which case we would expect expenses to grow as we ramp our sales force.

Other income

We had other income of $279,191 during the nine months ended September 30, 2022 related to the forgiveness of a PPP Loan under the CARES Act.

Net Loss

For the nine months ended September 30, 2022, we incurred a net loss of $1,589,432 compared to a net loss of $2,955,294 for the same period in 2021.

Liquidity and Capital Resources

Cash Flows

	Nine months ended September 30,
	2022	2021

Net cash used in operating activities	$(434,399)	$(739,428)
Net cash used in investing activities	-	-
Net cash provided by financing activities	725,050	764,595
Change in cash	$290,651	$25,167

Operating Activities

Cash used in operating activities was approximately $434,000 for the nine months ended September 30, 2022 (about $48,000 per month), mainly related to the net loss of approximately $1,589,000, a $174,000 decrease in deferred revenue, a $59,000 increase in prepaid expenses, and a $279,000 gain on forgiveness of debt, partially offset by non-cash stock-based compensation of $907,000, debt expense of $78,000, an increase in accounts payable and accrued liabilities of $371,000 and a decrease in accounts receivable of $155,000.

Cash used in operating activities was approximately $739,000 for the nine months ended September 30, 2021 (about $82,000 per month), mainly related to the net loss of approximately $2,955,000, and a $566,000 decrease in deferred revenue, partially offset by non-cash stock-based compensation of $1,929,000, bad debt expense of $161,000, a decrease in accounts receivable of $265,000, a decrease in inventory of $475,000, an increase of accounts payable and accrued expense of $292,000 and depreciation expense of $74,000.

Investing Activities

The Company did not have any investing activities during the nine months ended September 30, 2022 and 2021.

Financing Activities

Cash provided by financing activities was $725,050 for the nine months ended September 30, 2022. This consisted of net proceeds from a common stock placement.

Cash provided by financing activities was $764,595 for the nine months ended September 30, 2021. This consisted of $139,595 in proceeds from a loan payable, $100,000 from an advance from the Company’s former CEO and shareholder, and $525,000 from a common stock placement.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2022, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of September 30, 2022, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000.00 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,545.63. The parties are currently engaged in discovery. Hearing dates have been scheduled for the week of March 20, 2023.

Hadrian Equities Partners, LLC et ano. v. SCWorx Corp,

Case No. 22-cv-07096 (JLR) (S.D.N.Y)

On August 19, 2022, Hadrian Equities Partners, LLC and the Phillip W. Caprio, Jr. 2007 Irrevocable Trust filed a complaint in the United States District Court for the Southern District of New York alleging that SCWorx was dilatory and did not comply with its alleged contractual duties to remove the restrictions from Plaintiffs’ converted AMMA stock to SCWorx stock until August 10 and August 11, 2020. Plaintiffs allege that as a result, they were unable to sell their SCWorx stock when SCWorx was trading at its highest price on April 13, 2020. The Complaint seeks $500,000 in damages. To date, the Complaint has not been served. Upon review of the Complaint, SCWorx counsel provided Plaintiffs’ counsel with a “safe harbor” Notice of Motion for sanctions pursuant to Fed. R. Civ. Pro. 11 and letter explaining that the material allegations in the Complaint are false inasmuch as the restrictions on Plaintiffs’ SCWorx shares were removed on April 21, 2020– after months of waiting for Plaintiffs to supply the correct documents with accurate information so that outside counsel could provide an opinion and clear the stocks for trading. The “safe harbor” letter and Notice of Motion gave Plaintiffs 21 days to withdraw the Complaint. After asking for and receiving several extensions in addition to the 21 days, Plaintiffs have not withdrawn the Complaint and thus, a Motion for Sanctions was filed by SCWorx on November 4, 2022.

Other Investigations

As previously disclosed, on or about April 6, 2022, the Company reached a settlement in principle with the SEC Staff which, subject to a few changes, was subsequently approved by the Commission in which the Company agreed to resolve the SEC’s investigation regarding the April 13, 2020 press release and related disclosures (related to Covid-19 rapid test kits) through the Company’s payment of (a) a civil monetary penalty of $125,000, payable in 4 equal instalments over 12 months and (b) disgorgement of $471,000 and prejudgment interest in the amount of $32,761.56 which payment is to be deemed satisfied by the transfer by the Company, no later than 30 days after the entry of the Class Distribution Order in the class action entitled Yannes v. SCWorx Corp. of shares of SCWorx’s common stock, valued at $600,000 at the time of issuance to authorized claimants in the Yannes settlement, provided that the Class Distribution Order is entered within 365 days from the entry of the Final Judgment in the SEC action. In the event that the Company does not transfer shares of its common stock, valued at $600,000 at the time of issuance to authorized claimants in the class action settlement within 365 days from the entry of a Final Judgment, the Company will be required to remit to the SEC the full amount of disgorgement within 395 days from entry of a Final Judgment. On May 31, 2022, the Commission filed a complaint against Marc Schessel and the Company in the United States District Court for the District of New Jersey alleging violations of Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 10b-5(a), 10b-5(b), and 10b-5(c) thereunder relating to the April 13, 2020 press release and related disclosures we made in relation to the transaction involving COVID-19 test kits. At the same time, on May 31, 2022, the Commission filed a motion for approval of the Consent Judgment which contained the aforementioned fine, disgorgement requirement as well as an agreement by the Company to an injunction permanently restraining and enjoining the Company from violating Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) [15 U.S.C. § 78j(b)] and Rules 10b-5(a), (b), and (c) thereunder [17 C.F.R § 240.10b .. 5(a), (b), (c)]; and Section 17(a) of the Securities Act of 1933 (“Securities Act’’) [15 U.S.C. § 77q(a)]. On June 2, 2022, the Court granted the motion, approved the settlement and entered a final judgment. SCWorx has thus far paid 2 of 4 installments on the monetary penalty of $125,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the nine month period ended September 30, 2022, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K

Item 3. Default under Senior Securities

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

Exhibit #	Exhibit Description
3.1	Certificate of Incorporation, as amended February 1, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s 10-K filed with the SEC on April 1, 2019)

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

10.1	Form of Securities Purchase Agreement dated September 9, 2022*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: November 14, 2022	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: November 14, 2022	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer
(Principal Financial Officer)