Form 10-K
period 2022-12-31
SCWorx Corp.
filed 2023-04-17
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based-compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐  No ☒

As of June 30, 2022, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $7.6 million, based on the last reported trading price of the Common Stock on that date, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock as of March 30, 2023 was 13,021,741.

SCWORX CORP.

ANNUAL

REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

In addition, the Company’s customers (hospitals) also experienced extraordinary disruptions to their businesses and supply chains, while experiencing unprecedented demand for health care services related to COVID-19. As a result of these extraordinary disruptions to the Company’s customers’ business, the Company’s customers were focused on meeting the nation’s health care needs in response to the COVID-19 pandemic. Thus, the Company believes that its customers were not able to focus resources on expanding the utilization of the Company’s services, which has adversely impacted the Company’s growth prospects, at least until the adverse effects of the pandemic subside. In addition, the financial impact of COVID-19 on the Company’s hospital customers could cause the hospitals to delay payments due to the Company for services, which could negatively impact the Company’s cash flows.

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

For one-time data normalization services clients, these normalization services are provided either through a stand-alone services agreement or services addendum to an existing master agreement with the client. These normalization services are available as either a one-time service or recurring monthly, quarterly or annual review structure. These services are typically provided on a per item basis. Payment typically occurs upon completion of the applicable normalization project. The commencement of revenue recognition varies depending on the size and complexity of the system and/or services involved, the implementation or performance schedule requested by the client and usage by clients of SaaS for software-based components. SCWorx’s agreements are generally non-cancellable but provide that the client may terminate its agreement upon a material breach by SCWorx and/or may delay certain aspects of the installation or associated payments in such events. SCWorx does allow for termination for convenience in certain situations. SCWorx also includes trial or evaluation periods for certain clients, especially for new or modified solutions. Therefore, it is difficult for SCWorx to accurately predict the revenue it expects to achieve in any particular period, and a termination or installation delay of one or more phases of an agreement, or the failure of SCWorx to procure additional agreements, could have a material adverse effect on SCWorx’s business, financial condition, and results of operations. Historically, SCWorx has not experienced a material amount of contract cancellations; however, SCWorx sometimes experiences delays during contract implementation, and SCWorx accounts for them accordingly.

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

Employees

As of December 31, 2022, we had 9 employees, of which 2 were management and finance and the rest in operations. We primarily utilize independent contractors and third-party vendors for software, maintenance of our database and customer software installation.

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

In addition, the Company’s customers (hospitals) also experienced extraordinary disruptions to their businesses and supply chains, while experiencing unprecedented demand for health care services related to COVID-19. As a result of these extraordinary disruptions to the Company’s customers’ business, the Company’s customers were focused on meeting the nation’s health care needs in response to the COVID-19 pandemic. Thus, the Company believes that its customers were not able to focus resources on expanding the utilization of the Company’s services, which has adversely impacted the Company’s growth prospects, at least until the adverse effects of the pandemic subside. In addition, the financial impact of COVID-19 on the Company’s hospital customers could cause the hospitals to delay payments due to the Company for services, which could negatively impact the Company’s cash flows.

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

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. For the year ended December 31, 2022, our revenues were $4,038,188, and we had a net loss of $1,847,406. For the year ended December 31, 2021, our revenues were $4,632,529, and we had a net loss of $3,814,468. At December 31, 2022, we had an accumulated deficit of $25,858,697.

We incurred losses from operations of $2,126,597 for the year ended December 31, 2022 and $3,814,468 for the year ended December 31, 2020. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in our target market and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

If we are unable to grow our revenue, we may never achieve or sustain profitability.

To become profitable, we must, among other things, increase our revenues. Our total revenues declined approximately $590,000 (12%) to $4,038,188 in the year ended December 31, 2022 as compared to $4,632,529 in the year ended December 31, 2021.  This decline in revenue will be exacerbated if we are unable to develop and market new products, which could help us increase our sales to existing customers or develop new customers. Even if we are able to grow our revenues, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

Risks Related to Our Business

There is substantial doubt about our ability to continue as a going concern.

Our auditors have indicated in their report on our financial statements for the year ended December 31, 2022 that conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements.

As of December 31, 2022, we had only limited cash on hand, a working capital deficit of $1,442,198 and accumulated deficit of $25,858,697. During the year ended December 31, 2022, we had a net loss of $1,847,406 and used $546,663 of cash in operations. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

We currently have an immediate need for additional capital. If we are unable to obtain additional capital, we will not be able to implement our business strategy or successfully operate our business; however, additional financings will subject our existing stockholders to dilution.

To continue our growth path, we expect to finance our future expansion plans through public or private equity offerings or debt financing. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. We have recently encountered some difficulty in raising funds from external sources. If adequate funds are not available, we may be required to further delay or reduce the scope of our business plans. To the extent that we raise additional funds by issuing equity securities, our stockholders will experience dilution. In addition, debt financing, if available, may involve restrictive covenants. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates.

Our future funding requirements will depend on many factors, including, but not limited to, the costs and timing of our future acquisitions.

A failure to successfully execute our growth strategy could adversely affect our business, financial condition, results of operations and prospects.

Subject to the receipt of sufficient funding, which we currently do not have, we intend to pursue growth through expanding our sales force, product offerings and project skill-sets and capabilities, as well as increasing critical mass to enable us to bid on larger contracts.

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

Our customer base is highly concentrated. Due to the size and nature of our contracts, one or a few customers have during any given year, as well as over a period of consecutive years, represented a substantial portion of our consolidated revenues and gross profits, see Note 2, Summary of Significant Accounting Policies for further detail. Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers contract from us. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future.

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

On June 8, 2022, Nasdaq notified the Company that based upon the Company’s closing bid price for the last 30 consecutive business days (April 26, 2022 through June 7, 2022), the Company no longer meets the listed securities requirement to maintain minimum bid price of $1 per share pursuant to Nasdaq Rules 5550(a)(2) and 5810(c)(3)(A).

On December 6, 2022, the Company received written notification from the Listing Qualifications Department of Nasdaq, granting the Company’s request for a 180-day extension to regain compliance with the Bid Price Rule. The Company now has until June 5, 2023 to meet the requirement. If at any time prior to June 5, 2023, the bid price of the Company’s ordinary shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will regain compliance with the Bid Price Rule.

Under the Nasdaq Rules, if at any time during this second extension 180 day period the closing bid price of the Company’s securities is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter would be closed.  If we do not regain compliance by the end of the second extension period, we could, subject to shareholder approval, implement a reverse stock split so as to increase the price per share of our common stock on a post-split adjusted basis. In such a case, there is a risk that the price of our common stock could decline on a split-adjusted basis. For example, if our common stock were trading at $.80 per share and we implemented a 5/1 reverse stock split, there is a risk that our common stock could trade below $4.00 per share on a split-adjusted basis.

Our common stock price has fluctuated substantially, and the trading price of our common stock is likely to continue to be volatile, which could result in losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Recently, the average daily trading volume of our common stock has decreased. Factors that could cause the market price of our common stock to fluctuate significantly include:

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

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance. This may prevent stockholders from being able to sell their shares at or above the price they paid for shares of our common stock, if at all. In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceeding could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

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

As of December 31, 2022, there were outstanding warrants to purchase an aggregate of 1,567,720 shares of our common stock at a weighted-average exercise price of $1.35 per share, all of which were exercisable as of such date. As of December 31, 2022, there were outstanding options to purchase an aggregate of 118,388 shares of our common stock at a weighted-average exercise price of $3.25 per share, all of which were exercisable as of such date. The market price of our common stock also may be adversely affected by our issuance of shares of our capital stock or convertible securities in connection with future acquisitions, or in connection with our financing efforts.

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

The trading market for our common stock will rely in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business. We may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the market price for price of our common stock could decline. In the event we obtain securities or industry analyst coverage, the market analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

A failure by us to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business and operating results.

Maintaining effective internal control over financial reporting is necessary for us to produce accurate and complete financial reports and to help prevent financial fraud. In addition, such control is required in order to maintain the listing of our common stock on the Nasdaq Capital Market. While we have undertaken remedial steps to improve our financial reporting process, including the implementation of a firm-wide accounting information system that collects, stores and processes financial and accounting data on a consolidated basis for use in meeting our reporting obligations, our internal control over financial reporting has not been effective. For the year ended December 31, 2022, we did not have effective controls over financial reporting. Our management has identified material weaknesses in our internal controls related to deficiency in our ability to have proper segregation of duties.

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

As of December 31, 2022, there was goodwill of $8,366,467. We evaluate goodwill at least annually, and will do so more frequently if events or circumstances indicate that impairment may have occurred. Many of the assumptions and estimates that we make in order to estimate the fair value of our intangible assets directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and the discount rates applied to expected cash flows. We are able to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To avoid undue influence, we have set criteria that are followed in making assumptions and estimates. The determination of whether goodwill or acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting unit. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Settlement of Consolidated Securities Class Action

As previously disclosed, on April 29, 2020, a securities class action case was filed in the United States District Court for the Southern District of New York against us and our former CEO. The action is captioned Daniel Yannes, individually and on behalf of all others similarly situated vs. SCWorx Corp. and Marc S. Schessel. Subsequently, two additional class actions were filed in the same court (Leeburn v. SCWorx, et ano. and Leonard v. SCWorx et ano.) and thereafter, the three class actions were consolidated (the “Consolidated Class Action”). The Consolidated Class Action alleged that our company and our former CEO misled investors in connection with our April 13, 2020 press release with respect to the sale of COVID-19 rapid test kits.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000.00 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,545.63. The arbitration hearing commences on March 20, 2023 and will continue through March 24, 2023.

Hadrian Equities Partners, LLC et ano. v. SCWorx Corp,

Case No. 22-cv-07096 (JLR) (S.D.N.Y)

On August 19, 2022, Hadrian Equities Partners, LLC and the Phillip W. Caprio, Jr. 2007 Irrevocable Trust filed a complaint in the United States District Court for the Southern District of New York alleging that SCWorx was dilatory and did not comply with its alleged contractual duties to remove the restrictions from Plaintiffs’ converted AMMA stock to SCWorx stock until August 10 and August 11, 2020. Plaintiffs allege that as a result, they were unable to sell their SCWorx stock when SCWorx was trading at its highest price on April 13, 2020. The Complaint seeks $500,000 in damages. To date, the Complaint has not been served. Upon review of the Complaint, SCWorx counsel provided Plaintiffs’ counsel with a “safe harbor” Notice of Motion for sanctions pursuant to Fed. R. Civ. Pro. 11 and letter explaining that the material allegations in the Complaint are false inasmuch as the restrictions on Plaintiffs’ SCWorx shares were removed on April 21, 2020– after months of waiting for Plaintiffs to supply the correct documents with accurate information so that outside counsel could provide an opinion and clear the stocks for trading. The “safe harbor” letter and Notice of Motion gave Plaintiffs 21 days to withdraw the Complaint. After asking for and receiving several extensions in addition to the 21 days, Plaintiffs have not withdrawn the Complaint and thus, a Motion for Sanctions was filed by SCWorx on November 4, 2022. After the motion for sanctions was filed, Plaintiffs filed an Amended Complaint on November 28, 2022. On February 6, 2023, SCWorx filed its answer to the Amended Complaint interposing numerous defenses. SCWorx is awaiting a decision from the Court on its Motion for Sanctions.

Other Investigations

As previously disclosed, on or about April 6, 2022, the Company reached a settlement in principle with the SEC Staff which, subject to a few changes, was subsequently approved by the Commission in which the Company agreed to resolve the SEC’s investigation regarding the April 13, 2020 press release and related disclosures (related to Covid-19 rapid test kits) through the Company’s payment of (a) a civil monetary penalty of $125,000, payable in 4 equal installments over 12 months and (b) disgorgement of $471,000 and prejudgment interest in the amount of $32,761.56 which payment is to be deemed satisfied by the transfer by the Company, no later than 30 days after the entry of the Class Distribution Order in the class action entitled Yannes v. SCWorx Corp. of shares of SCWorx’s common stock, valued at $600,000 at the time of issuance to authorized claimants in the Yannes settlement, provided that the Class Distribution Order is entered within 365 days from the entry of the Final Judgment in the SEC action. In the event that the Company does not transfer shares of its common stock, valued at $600,000 at the time of issuance to authorized claimants in the class action settlement within 365 days from the entry of a Final Judgment, the Company will be required to remit to the SEC the full amount of disgorgement within 395 days from entry of a Final Judgment. On May 31, 2022, the Commission filed a complaint against Marc Schessel and the Company in the United States District Court for the District of New Jersey alleging violations of Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 10b-5(a), 10b-5(b), and 10b-5(c) thereunder relating to the April 13, 2020 press release and related disclosures we made in relation to the transaction involving COVID-19 test kits. At the same time, on May 31, 2022, the Commission filed a motion for approval of the Consent Judgment which contained the aforementioned fine, disgorgement requirement as well as an agreement by the Company to an injunction permanently restraining and enjoining the Company from violating Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) [15 U.S.C. § 78j(b)] and Rules 10b-5(a), (b), and (c) thereunder [17 C.F.R § 240.10b .. 5(a), (b), (c)]; and Section 17(a) of the Securities Act of 1933 (“Securities Act’’) [15 U.S.C. § 77q(a)]. On June 2, 2022, the Court granted the motion, approved the settlement and entered a final judgment. SCWorx has thus far paid 3 of 4 installments on the monetary penalty of $125,000.

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

	2022		2021
	High	Low	High	Low
First Quarter	$1.38	$0.70	$3.08	$1.28
Second Quarter	$1.13	$0.65	$2.49	$1.28
Third Quarter	$0.86	$0.60	$5.00	$1.45
Fourth Quarter	$0.73	$0.38	$2.28	$1.16

Holders of Record

As of March 20, 2023, there were 13,010,409 outstanding shares of common stock held by 86 stockholders of record.

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

Refer to Note 8, Stockholders’ Equity, in the accompanying consolidated financial statements, for a non–cash dividend related to the decrease in the exercise price of certain warrants.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, the assessment of useful lives and the recoverability of property, plant and equipment, the valuation and recognition of stock-based compensation expense, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and others. Actual results could differ from those estimates, and material effects on our consolidated operating results and consolidated financial position may result. Refer to Note 2, Summary of Significant Accounting Policies, in the accompanying consolidated financial statements, for a full description of our accounting policies.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue
	For the years ended		Accounts Receivable
	December 31,		December 31,
Customers	2022	2021	2022	2021
Customer A	12%	7%	12%	4%
Customer B	10%	9%	10%	7%
Customer C	14%	5%	15%	16%
Customer D	5%	4%	30%	-%
Customer E	2%	4%	-%	17%
Customer F	3%	3%	3%	14%

Allowance for Doubtful Accounts

Our company continually monitors customer payments and maintains a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectability of our accounts receivable based upon a variety of factors. In cases where we become aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due. For all other customers, we recognize allowances for doubtful accounts based on our historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates. The Company recorded an allowance for doubtful accounts as of December 31, 2022 and 2021 of $0 and $421,736, respectively.

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

Business Combinations

Our company includes the results of operations of a business we acquire in our consolidated results as of the date of acquisition. We allocate the fair value of the purchase consideration of our acquisition to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired businesses and our company. Intangible assets are amortized over their estimated useful lives. The fair value of contingent consideration (earn out) associated with acquisitions is remeasured each reporting period and adjusted accordingly. Acquisition and integration related costs are recognized separately from the business combination and are expensed as incurred. For additional information regarding our acquisitions, refer to Note 4, Business Combinations.

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

For further discussion of goodwill, refer to Note 4, Business Combinations.

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

Some contracts have payment terms that differ from the timing of revenue recognition, which requires us to assess whether the transaction price for those contracts include a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if it expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. We do not maintain contracts in which the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service exceeds the one-year threshold.

As of December 31, 2021, we had $579,833 of remaining performance obligations recorded as deferred revenue. We expect to recognize sales relating to these existing performance obligations of during 2023.

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

Contract Balances

Contract assets arise when the revenue associated prior to our unconditional right to receive a payment under a contract with a customer (i.e., unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of December 31, 2022 and 2021.

Contract liabilities arise when customers remit contractual cash payments in advance of our company satisfying our performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Deferred revenue for contract liabilities were $579,833 and $472,750 as of December 31, 2022 and 2021, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the year ended December 31, 2022, we evaluated available evidence and concluded that we may not realize all the benefits of our deferred tax assets; therefore, a valuation allowance was established for our deferred tax assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings. During the years ended December 31, 2022 and 2021, we completed the accounting for tax effects of the Tax Act under ASC 740. There were no impacts to the years ended December 31, 2022 and 2021.

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

Loss Per Share

We compute earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants and the exercise of fully vested restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2022 and 2021, we had 4,095,867 and 3,322,670, respectively, common stock equivalents outstanding.

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

Contingencies

From time to time, we may be involved in legal and administrative proceedings and claims of various types. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, we disclose the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). We do not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. Refer to Note 7, Commitments and Contingencies, for further information.

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2022 and 2021.

Our operating results for the years ended December 31, 2021 and 2020 are summarized as follows:

	Years ended
	December 31, 2022	December 31, 2021	Difference

Revenue	$4,038,188	$4,632,529	$(594,341)
Cost of revenues	2,624,553	2,782,509	(157,956)
General and administrative	3,540,232	5,664,488	(2,124,256)
Other income (expense)	279,191	-	279,191
Provision for income taxes	-	-	-
Net loss	$(1,847,406)	$(3,814,468)	$1,967,062

Revenues

Revenue for the year ended December 31, 2022 was $4,038,188, compared to $4,632,529 in revenue for the year ended December 31, 2021. The decline in revenue is primarily related to a slight decrease in revenues from SaaS customer sales during the period.

Cost of Revenues

Cost of revenues for the year ended December 31, 2022 was $2,624,553, compared to $2,782,509 for the year ended December 31, 2021. The $157,956 decrease is primarily related to a decrease in labor costs during the current year.

Expenses

General and administrative expenses decreased $2,124,256 to $3,540,232 for the year ended December 31, 2022, as compared to $5,664,488 in the same period of 2021. This decrease was primarily due to a decrease in salary expense of approximately $64,000, a decrease in stock-based compensation (non-cash) of approximately $1,546,000, a decrease in accounting fees of $144,000, a decrease in inventory write down expense of $170,000, a decrease in bad debt expense of $204,000, and a decrease in commission expense of $210,000. We expect general and administrative expenses (excluding non-cash compensation expenses) to remain relatively flat during 2023 with the exception of increases in our sales force.

We had other income of $279,191 during the year ended December 31, 2022 related to the forgiveness of PPP loans.

Liquidity and Capital Resources

Going Concern

Management has concluded on our consolidated financial statements for the year ended December 31, 2022 that conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements. As of December 31, 2022, we had a working capital deficit of $1,442,198 and accumulated deficit of $25,858,697. During the year ended December 31, 2022, we had a net loss of $1,847,406 and used $546,673 of cash in operations. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

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

Based on our current business plan, if we had sufficient capital resources, we anticipate that our operating activities would use a net of approximately $50,000 in cash per month over the next twelve months, or approximately $600,000. Currently we have only limited cash on hand, and consequently, we are unable to implement our current business plan. Accordingly, we have an immediate need for additional capital to fund our operating activities.

In order to remedy this liquidity deficiency, we have cut spending and are actively seeking to raise additional funds through the sale of equity and debt securities. Ultimately, we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial additional revenues from the sale of our products and services. As previously stated, our operations are generating negative cash flows, and thus adversely affecting our liquidity. If we are able to secure sufficient funding in the first half of 2023 to fully implement our business plan, we expect that our operations could begin to generate positive cash flows by the end of 2023, which should ameliorate our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to fully implement our business plan, in which case there could be a material adverse effect on our results of operations and financial condition.

In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we will be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

Cash Flows

	Years ended December 31,
	2022	2021

Net cash used in operating activities	$(546,663)	$(1,069,945)
Net cash used in investing activities	-	-
Net cash provided by financing activities	725,050	764,595
Change in cash	$178,387	$(305,350)

Our operations through December 31, 2022 have resulted in negative cash flows from operations of $546,663. If we are able to raise additional capital during first half of 2023 and generate additional revenue through the acquisition of new customers, we believe we may begin to generate positive operating cash flows by the end of 2023. However, there is no assurance we will be able to increase our revenue sufficiently so as to generate positive operating cash flows within this time frame.

Operating Activities

Net cash used in operating activities was $546,663 for the year ended December 31, 2022, mainly related to the net loss of $1,847,406 and a gain on forgiveness of PPP Loans of $285,818, partially offset by non-cash stock-based compensation of $1,141,932 related to various equity awards to employees and non-employees, $78,125 in bad debt expense, and a $156,600 decrease in inventory valuation.

Net cash used in operating activities was $1,069,945 for the year ended December 31, 2021, mainly related to the net loss of $3,814,46 and decreases of $452,284 in accounts payable and accrued liabilities and $690,083 in deferred revenue, partially offset by non-cash stock-based compensation of $2,687,901 related to various equity awards to employees and non-employees, $163,917 in bad debt expense, and a $475,000 decrease in inventory valuation.

Investing Activities

The Company did not have any investing activities during the years ended December 31, 2022 and 2021.

Financing Activities

Net cash provided by financing activities was $725,050 for the year ended December 31, 2022. This consisted proceeds from a common stock placement.

Net cash provided by financing activities was $764,595 for the year ended December 31, 2021. This consisted of $139,595 in proceeds from a loan payable, $100,000 advanced by the Company’s former CEO (also a significant shareholder), and $525,000 from a common stock placement.

Contractual Cash Obligations

Refer to Note 7, Commitments and Contingencies, in the accompanying consolidated financial statements for additional detail.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

None

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to deficiencies caused by a lack of segregation of duties, our Disclosure Controls were not effective as of December 31, 2022, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Management Report on Internal Controls over Financial Reporting

Our management has identified material weaknesses in our internal controls related to a lack of segregation of duties. Management continues to work with the Audit Committee to discuss remediation efforts. Our management is currently considering looking for additional accounting and finance personnel to assist in the remediation efforts.

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

None

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of the date of filing of this Report:

Name	Age	Position(s)
Timothy A. Hannibal	54	President & Chief Executive Officer, Director
Chris Kohler	42	Chief Financial Officer
Alton Irby	82	Director
John Ferrara	71	Director
Steven Horowitz	52	Director

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

Since 2017, John has been a partner at CFO Performance Partners, a professional services firm that provides CFO services. From 2019 to 2020, he was CFO of Wild Sky Media a PE owned digital media company. Prior to joining CFO Performance Partners, John was the CFO of Cartesian, Inc., a Nasdaq company, from 2015 to 2017. From 2013 to 2015, he was CFO of the Street, Inc., a Nasdaq Company.

John has an MBA in Finance from Columbia University and a BS in Accounting from the University of Maryland. John is a member of Financial Executives Institute (FEI) and Executive Forum.

Steven Horowitz

Mr. Horowitz was appointed to the Board of Directors in August 2021. Mr. Horowitz is currently the Chief Executive Officer of CareCentrix, a multi-billion dollar health care services company, after previously serving as its Chief Financial Officer since 2012.

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

Steve received his MBA from Adelphi University and earned his BS in business management from Cornell University. He is a licensed CPA and Chartered Global Management Accountant (CGMA). Steve is a member of the American Institute of Certified Public Accountants (AICPA) and the Wall Street Journal CFO Network.

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

Involvement in Certain Legal Proceedings

During the past ten years, none of our current officers, directors, significant employees or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K. Litigation involving our former CEO, Marc S. Schessel, is described in Item 3, “Legal Proceedings.”

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

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee has authority to review our financial records, engage with our independent auditors, recommend policies with respect to financial reporting to the Board of Directors and investigate all aspects of our business. The members of the audit committee are Mr. Horowitz (chair), Mr. Irby and Mr. Ferrara. The audit committee consists exclusively of directors who are financially literate. In addition, each of Mr. Horowitz and Mr. Ferrara is considered an “audit committee financial expert” as defined by the SEC’s rules and regulations. All members of the Audit Committee currently satisfy the independence requirements and other established criteria of Nasdaq.

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. The members of the compensation committee are Mr. Irby (chair), Mr. Horowitz and Mr. Ferrara.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee identifies and nominates candidates for membership on the Board of Directors, oversees Board of Directors’ committees, advises the Board of Directors on corporate governance matters and any related matters required by the federal securities laws. The members of the Nominating Committee are Mr. Ferrara (chair), Mr. Irby and Mr. Horowitz, and all currently satisfy the independence requirements and other established criteria of Nasdaq.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, and without conducting an independent investigation of our own, we believe that with respect to the fiscal year ended December 31, 2022, our officers and directors, and all of the persons known to us to beneficially own more than 10% of our common stock filed all required reports on a timely basis.

Item 11. Executive Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2022 and 2021 awarded to, earned by or paid to our executive officers. The value attributable to any option awards and stock awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 8, Stockholders’ Equity, to our consolidated year-end financial statements, the assumptions made in the valuation of these option awards and stock awards is set forth therein.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	$	($)	($)	($)	($)	($)	($)
Timothy Hannibal (1)	2022	250,000	-	-	-	-	44,996	294,996
President, Chief Executive Officer and Director	2021	225,000	-	319,350	-	-	6,663	551,013

Chris Kohler (2)	2022	90,000	-	-	-	-	-	90,000
Chief Financial Officer	2021	90,000	-	185,828	-	-	-	275,828

(1)	Mr. Hannibal was hired as Chief Revenue Officer on February 1, 2019 and was appointed Interim Chief Financial Officer on June 10, 2020. On August 10, 2020 Mr. Hannibal was appointed President and Chief Operating Officer. On May 28, 2021 Mr. Hannibal was appointed President and Chief Executive Officer.

(2)	Mr. Kohler was hired as Chief Financial Officer on November 1, 2020.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2022 and 2021 awarded to, earned by or paid to our directors. The value attributable to any stock option awards reflects the grant date fair values of stock awards calculated in accordance with ASC Topic 718.

		Fees				Non-Equity
		Earned or				Incentive
		Paid in		Stock	Option	Plan	All Other
	Fiscal	Cash	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Alton Irby (1)	2022	-	-	138,000	-	-	-	138,000
Chairman and Director	2021	-	-	157,000	-	-	-	157,000

John Ferrara (2)	2022	-	-	124,200	-	-	-	124,200
Director	2021	-	-	124,584	-	-	-	124,584

Steven Horowitz (3)	2022	-	-	124,200	-	-	-	124,200
Director	2021	-	-	124,584	-	-	-	124,584

Steven Wallitt (4)	2022	-	-	110,400	-	-	-	110,400
Former Director	2021	-	-	157,000	-	-	-	157,000

(1)	Alton Irby was appointed as a Director on March 16, 2021.

(2)	John Ferrara was appointed as a Director on August 11, 2021.

(3)	Steven Horowitz was appointed as a Director on August 11, 2021.

(4)	Steven Wallitt was appointed as a Director on October 4, 2019. Mr Wallitt’s service was not continued effective approval of the Company’s proxy statement nominations at our shareholder meeting held December 22, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2023: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 31, 2023, there were 13,021,741 shares of our common stock outstanding.

Amount and Nature of Beneficial Ownership as of March 31, 2023 (1)

	Common	Preferred	Options/		Percentage
Named Executive Officers and Directors	Stock	Stock	Warrants	Total	Ownership
Current
Timothy Hannibal	821,807	-	-	821,807	6.0%
Chris Kohler	92,250	-	-	92,250	*
Alton Irby	200,000	-	-	200,000	1.5
John Ferrara	131,667	-	-	131,667	1.0
Steven Horowitz	131,667	-	-	131,667	1.0%
Directors and Executive Officers as a Group (6 persons)	1,377,391	-	-	1,377,391	9.6%

Former
Steven Wallitt	275,120	-	-	275,120	2.0%

*	Represents beneficial ownership of less than 1% of our outstanding stock.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock that may be acquired upon the exercise of stock options within 60 days of March 31, 2023. In determining the percent of common stock owned by a person or entity on March 31, 2023, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days of March 31, 2023 upon the exercise of stock options, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 31, 2023 and (ii) the total number of shares that the beneficial owner may acquire upon exercise of stock options within 60 days of March 31, 2023. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o SCWorx Corp., 590 Madison Avenue, 21st Floor, New York, New York 10022.

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

The following sets forth the stock option awards to our officers and directors as of December 31, 2022.

Outstanding Equity Awards at December 31, 2022

	Stock Awards
Name	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Current Officers
Chris Kohler	-	$-	12,500	$19,125

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

At December 31, 2022 and 2021 Company had amounts due to officers in the amount of $153,838.

During September 2021, the Company’s former CEO (also a significant shareholder) advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand and included in Shareholder advance on the Company’s consolidated balance sheet as of December 31, 2022

Director Independence

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

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors has selected BF Borgers CPA PC, an independent registered public accounting firm, to audit our financial statements for the year ended December 31, 2022. BF Borgers CPA PC has served as our independent registered public accounting firm since April 2021. Prior to April 2021, the Company’s independent registered public accounting firm was Sadler Gibb & Associates, LLC, and for the year ending December 31, 2019, Withum served as the Company’s independent registered public accounting firm.

Principal Accountant Fees and Services

During 2022 and 2021, fees for services provided by BF Borgers CPA PC were as follows:

	For the year ended December 31,
	2022	2021
Audit Fees	$179,400	$164,800
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$179,400	$164,800

During 2022 and 2021, fees for services provided by Sadler Gibb were as follows:

	For the year ended December 31,
	2022	2021
Audit Fees	$-	$40,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$-	$40,000

During 2022 and 2021, fees for services provided by Withum were as follows:

	For the year ended December 31,
	2022	2021
Audit Fees	$-	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	7,650
Total	$-	$7,650

Audit Fees

Audit fees for 2022 and 2021 include amounts related to the audit of our annual consolidated financial statements and quarterly review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q.

Audit Related Fees

Audit Related Fees include amounts related to accounting consultations and services.

Tax Fees

Tax Fees include fees billed for tax compliance, tax advice and tax planning services.

All Other Fees

Other Fees include fees billed for consents to file prior period reports as part of our 2021 Form 10-K

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

SCWorx Corp.

By:	/s/ Timothy Hannibal
Timothy Hannibal
President, Chief Executive Officer
April 17, 2023

By:	/s/ Chris Kohler
Chris Kohler
Chief Financial Officer
April 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Timothy Hannibal
Timothy Hannibal
President, Chief Executive Officer, Director
April 17, 2023

/s/ Chris Kohler
Chris Kohler
Chief Financial Officer
April 17, 2023

/s/ Alton Irby
Alton Irby, Chairman
April 17, 2023

/s/ John Ferrara
John Ferrara Director
April 17, 2023

/s/ Steven Horowitz
Steven Horowitz Director
April 17, 2023

Index to Consolidated Financial Statements

SCWorx Corp.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of SCWorx Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SCWorx Corp. (the “Company”) as of December 31, 2022 and 2021, the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

April 17, 2023

SCWorx Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS

Current assets:
Cash	$249,462	$71,075
Accounts receivable - net	336,033	464,851
Inventory	-	156,600
Prepaid expenses and other assets	295,180	63,942
Total current assets	880,675	756,468

Fixed assets - net	-	-
Goodwill	8,366,467	8,366,467
Total assets	$9,247,142	$9,122,935

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,364,202	$1,432,710
Accounts payable and accrued liabilities - related party	153,838	153,838
Shareholder advance	100,000	100,000
Deferred revenue	579,833	472,750
Equity financing	125,000	125,000
Total current liabilities	2,322,873	2,284,298

Long-term liabilities:
Loans payable	147,749	433,567
Total long-term liabilities	147,749	433,567

Total liabilities	2,470,622	2,717,865

Commitments and contingencies

Stockholders' equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding	40	40
Common stock, $0.001 par value; 45,000,000 shares authorized; 13,010,409 and 11,293,030 shares issued and outstanding, respectively	13,011	11,293
Additional paid-in capital	32,022,166	29,805,028
Subscriptions payable	600,000	600,000
Accumulated deficit	(25,858,697)	(24,011,291)
Total stockholders' equity	6,776,520	6,405,070

Total liabilities and stockholders’ equity	$9,247,142	$9,122,935

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Operations

	For the years ended
	December 31,
	2022	2021

Revenue	$4,038,188	$4,632,529

Operating expenses:
Cost of revenues	2,624,553	2,782,509
General and administrative	3,540,232	5,664,488
Total operating expenses	6,164,785	8,446,997

Loss from operations	(2,126,597)	(3,814,468)

Other income (expense)
Gain on forgiveness of PPP loan	279,191	-
Total other income (expense)	279,191	-

Net loss before income taxes	(1,847,406)	(3,814,468)

Provision for (benefit from) income taxes	-	-

Net loss	$(1,847,406)	$(3,814,468)

Net loss per share, basic and diluted	$(0.15)	$(0.36)

Weighted average common shares outstanding, basic and diluted	11,968,064	10,508,458

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Year ended December 31, 2022	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2021	39,810	$40	11,293,030	$11,293	$29,805,028	$600,000	$(24,011,291)	$6,405,070

Shares issued as settlement of accounts payable	-	-	174,758	175	151,699	-	-	151,874
Shares issued for common stock placement	-	-	1,153,845	1,154	723,896	-	-	725,050
Shares issued for vested restricted stock units	-	-	110,998	111	(111)	-	-	-
Commitment shares issued in conjunction with capital raise	-	-	277,778	278	199,722	-	-	200,000
Stock based compensation	-	-	-	-	1,141,932	-	-	1,141,932
Net Loss	-	-	-	-	-	-	(1,847,406)	(1,847,406)

Ending balance, December 31, 2022	39,810	$40	13,010,409	$13,011	$32,022,166	$600,000	$(25,858,697)	$6,776,520

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Year ended December 31, 2021	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2020	84,872	$85	9,895,600	$9,896	$25,920,858	$-	$(20,196,823)	$5,734,016

Conversion of Series A Convertible Preferred Stock into common stock	(45,062)	(45)	138,322	119	(74)	-	-	-
Shares issued as settlement of accounts payable	-	-	238,467	238	422,383	-	-	422,621
Shares issued for common stock placement	-	-	298,883	299	524,701	-	-	525,000
Shares issued for vested restricted stock units	-	-	662,547	662	(662)	-	-	-
Shares issued for cashless exercise of options	-	-	6,579	7	(7)	-	-	-
Shares issued for equity financing	-	-	52,632	72	249,928	-	-	250,000
Shares ussuable for settlement of legal obligations	-	-	-	-	-	600,000	-	600,000
Stock based compensation	-	-	-	-	2,687,901	-	-	2,687,901
Net loss	-	-	-	-	-	-	(3,814,468)	(3,814,468)

Ending balance, December 31, 2021	39,810	$40	11,293,030	$11,293	$29,805,028	$600,000	$(24,011,291)	$6,405,070

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,847,406)	$(3,814,468)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	76,156
Change in inventory value	156,600	366,840
Gain on forgiveness of PPP loan	(285,818)	-
Stock-based compensation	1,141,932	2,687,901
Bad debt expense	78,125	163,917
Changes in operating assets and liabilities:
Accounts receivable	50,693	93,388
Prepaid expenses and other assets	(31,238)	23,688
Inventory	-	475,000
Accounts payable and accrued liabilities	83,366	(452,284)
Deferred revenue	107,083	(690,083)
Net cash used in operating activities	(546,663)	(1,069,945)

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from common stock placement	725,050	525,000
Proceeds from notes payable	-	139,595
Proceeds from shareholder advance	-	100,000
Net cash provided by financing activities	725,050	764,595

Net (decrease) increase in cash	178,387	(305,350)

Cash, beginning of period	71,075	376,425

Cash, end of period	$249,462	$71,075

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for equity financing	$-	$250,000
Commitment shares issued in conjunction with capital raise	$200,000	$-
Shares issued for vested restricted stock units	$111	$662

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

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company did not have any amounts in excess of the FDIC insured limit for the years ended December 31, 2022 and 2021.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue
	For the years ended		Accounts Receivable
	December 31,		December 31,
Customers	2022	2021	2022	2021
Customer A	12%	7%	12%	4%
Customer B	10%	9%	10%	7%
Customer C	14%	5%	15%	16%
Customer D	5%	4%	30%	-%
Customer E	2%	4%	-%	17%
Customer F	3%	3%	3%	14%

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The Company recorded an allowance for doubtful accounts as of December 31, 2022 and 2021 of $0 and $421,736, respectively.

Inventory

The inventory balance at December 31, 2021 is related to the Company’s Direct-Worx, LLC subsidiary and consisted of approximately 87,000 gowns. These items are tracked based on average cost and carried on the consolidated balance sheet at the lower of cost or market.

During the year ended December 31, 2021, the Company recorded a write down on the fair value of its inventory of $366,840. During the year ended December 31, 2022, the Company wrote off the remaining value of this inventory as unsellable and is in the process of disposal. Inventory assets as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Inventory	$523,440	$523,440
Allowance for obsolescence	(523,440)	(366,840)
Net inventory value	$-	$156,600

Leases

The Company determines if an arrangement is a lease at inception. The current portion of lease obligations are included in accounts payable and accrued liabilities on the consolidated balance sheets. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease, which are included in the lease ROU asset when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease components only, none with non-lease components, which are generally accounted for separately (refer to Note 6, Leases, for additional detail).

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

For further discussion of goodwill, refer to Note 4, Business Combinations.

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

Depreciation expense for the years ended December 31, 2022 and 2021 was $0 and $76,156, respectively.

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

Remaining Performance Obligations

As of December 31, 2022, we had $579,833 of remaining performance obligations recorded as deferred revenue. We expect to recognize sales relating to these existing performance obligations of during 2023.

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

Contract Balances

Contract assets arise when the revenue associated prior to the Company’s unconditional right to receive a payment under a contract with a customer (i.e., unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of December 31, 2022 and 2021.

Contract liabilities arise when customers remit contractual cash payments in advance of our company satisfying our performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $579,833 and $472,750 as of December 31, 2022 and 2021, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings. The Company completed the accounting for tax effects of the Tax Act under ASC 740. There were no impacts to the years ended December 31, 2022 and 2021.

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

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants and the exercise of fully vested restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2021 and 2020, the Company had 4,095,867 and 3,322,670, respectively, common stock equivalents outstanding.

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

Note 3. Related Party Transactions

At December 31, 2022 and 2021 Company had amounts due to officers in the amount of $153,838.

During September 2021, the Company’s former CEO (also a significant shareholder) advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand and included in Shareholder advance on the Company’s consolidated balance sheet as of December 31, 2022

Note 4. Business Combinations

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

Goodwill

There were no changes to the carrying value of goodwill for the years ended December 31, 2022 and 2021.

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

As of December 31, 2022 and 2021, there were no assets recorded under operating leases. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the Company’s incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

For the year ended December 31, 2022 and 2021, the components of lease expense were as follows:

	For the years ended
	December 31,
	2022	2021
Operating lease cost	$1,043	$14,196

Total lease cost	$1,043	$14,196

As of December 31, 2022 and 2021, the Company has no additional operating leases, and no financing leases.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000.00 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,545.63. The arbitration hearing commences on March 20, 2023 and will continue through March 24, 2023.

Hadrian Equities Partners, LLC et ano. v. SCWorx Corp,

Case No. 22-cv-07096 (JLR) (S.D.N.Y)

On August 19, 2022, Hadrian Equities Partners, LLC and the Phillip W. Caprio, Jr. 2007 Irrevocable Trust filed a complaint in the United States District Court for the Southern District of New York alleging that SCWorx was dilatory and did not comply with its alleged contractual duties to remove the restrictions from Plaintiffs’ converted AMMA stock to SCWorx stock until August 10 and August 11, 2020. Plaintiffs allege that as a result, they were unable to sell their SCWorx stock when SCWorx was trading at its highest price on April 13, 2020. The Complaint seeks $500,000 in damages. To date, the Complaint has not been served. Upon review of the Complaint, SCWorx counsel provided Plaintiffs’ counsel with a “safe harbor” Notice of Motion for sanctions pursuant to Fed. R. Civ. Pro. 11 and letter explaining that the material allegations in the Complaint are false inasmuch as the restrictions on Plaintiffs’ SCWorx shares were removed on April 21, 2020– after months of waiting for Plaintiffs to supply the correct documents with accurate information so that outside counsel could provide an opinion and clear the stocks for trading. The “safe harbor” letter and Notice of Motion gave Plaintiffs 21 days to withdraw the Complaint. After asking for and receiving several extensions in addition to the 21 days, Plaintiffs have not withdrawn the Complaint and thus, a Motion for Sanctions was filed by SCWorx on November 4, 2022. After the motion for sanctions was filed, Plaintiffs filed an Amended Complaint on November 28, 2022. On February 6, 2023, SCWorx filed its answer to the Amended Complaint interposing numerous defenses. SCWorx is awaiting a decision from the Court on its Motion for Sanctions.

Other Investigations

As previously disclosed, on or about April 6, 2022, the Company reached a settlement in principle with the SEC Staff which, subject to a few changes, was subsequently approved by the Commission in which the Company agreed to resolve the SEC’s investigation regarding the April 13, 2020 press release and related disclosures (related to Covid-19 rapid test kits) through the Company’s payment of (a) a civil monetary penalty of $125,000, payable in 4 equal installments over 12 months and (b) disgorgement of $471,000 and prejudgment interest in the amount of $32,761.56 which payment is to be deemed satisfied by the transfer by the Company, no later than 30 days after the entry of the Class Distribution Order in the class action entitled Yannes v. SCWorx Corp. of shares of SCWorx’s common stock, valued at $600,000 at the time of issuance to authorized claimants in the Yannes settlement, provided that the Class Distribution Order is entered within 365 days from the entry of the Final Judgment in the SEC action. In the event that the Company does not transfer shares of its common stock, valued at $600,000 at the time of issuance to authorized claimants in the class action settlement within 365 days from the entry of a Final Judgment, the Company will be required to remit to the SEC the full amount of disgorgement within 395 days from entry of a Final Judgment. On May 31, 2022, the Commission filed a complaint against Marc Schessel and the Company in the United States District Court for the District of New Jersey alleging violations of Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 10b-5(a), 10b-5(b), and 10b-5(c) thereunder relating to the April 13, 2020 press release and related disclosures we made in relation to the transaction involving COVID-19 test kits. At the same time, on May 31, 2022, the Commission filed a motion for approval of the Consent Judgment which contained the aforementioned fine, disgorgement requirement as well as an agreement by the Company to an injunction permanently restraining and enjoining the Company from violating Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) [15 U.S.C. § 78j(b)] and Rules 10b-5(a), (b), and (c) thereunder [17 C.F.R § 240.10b .. 5(a), (b), (c)]; and Section 17(a) of the Securities Act of 1933 (“Securities Act’’) [15 U.S.C. § 77q(a)]. On June 2, 2022, the Court granted the motion, approved the settlement and entered a final judgment. SCWorx has thus far paid 3 of 4 installments on the monetary penalty of $125,000.

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

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the year ended December 31, 2022 are:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2021	1,043,525	$2.57	118,388	$3.25	2,160,757
Granted	524,195	0.65	-	-	465,314
Exercised	-	-	-	-	(216,312)
Cancelled/Expired	-	-	-	-	-
Balance at December 31, 2022	1,567,720	$1.35	118,388	$3.25	2,409,759
Exercisable at December 31, 2022	1,567,720	$1.35	118,388	$3.25	2,267,175

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrant.

The Company’s outstanding warrants and options at December 31, 2021 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.65 - $20.90	1,567,720	2.56	$1.35	1,567,720	$1.35	-

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$2.64 - $6.84	118,388	1.69	$3.25	118,388	$3.25	-

As of December 31, 2022 and 2021, the total unrecognized expense for unvested stock options and restricted stock awards was approximately $220,000 and $1.0 million, respectively, to be recognized over a one to three-year period for restricted stock awards and one year for option grants from the date of grant.

Stock-based compensation expense for the years ended December 31, 2022 and 2021 was as follows:

	For the years ended
	December 31,
	2022	2021
Stock-based compensation expense	$1,141,932	$2,687,901

Stock-based compensation expense categorized by the equity components for the years ended December 31, 2022 and 2021 is as follows:

	For the years ended
	December 31,
	2022	2021
Common stock	$1,141,932	$2,687,901
Total	$1,141,932	$2,687,901

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the years ended
	December 31,
	2022	2021
Stock options	118,388	118,388
Warrants	1,567,720	1,043,525
Restricted stock units	2,409,759	2,160,757
Total common stock equivalents	4,095,867	3,322,670

Note 10. Income Taxes

By virtue of a merger of the limited liability company into a corporation, the Company became a corporation during 2018.

The significant items comprising the Company’s net deferred taxes as of December 31, 2021 and 2020 are as follows:

	As of December 31,
	2022	2021
Net operating loss	$8,541,890	$8,286,577
Stock options and compensation	2,358,690	2,100,042
Deferred revenue	238,410	107,078
Allowance for doubtful accounts	-	95,523
Valuation allowance	(11,138,990)	(10,589,220)
Total deferred tax asset	-	-

Basis difference fixed assets	-	-
Total deferred tax liability		-

Net deferred tax asset (liability)	$-	$-

The components of the provision for (benefit from) income taxes consist of the following:

	As of December 31,
	2022	2021
Current tax:
Federal	-	-
State	-	-
Total	-	-

Deferred tax:
Federal	$(509,721)	$(1,572,231)
State	(40,049)	(123,532)
Less: change in valuation allowance	549,770	1,695,763
	-	-
Total	$-	$-

The provision for (benefit from) income taxes varies from the amount computed by applying the statutory rate for reasons summarized below:

	As of December 31, 2022		As of December 31, 2021
Net loss before tax per financial statements	$(1,847,406)		$(3,814,468)

Statutory rate	(387,955)	21.00%	(801,038)	21.00%
State tax rate	(30,482)	1.65%	(62,939)	1.65%
Permanent items	(131,330)	7.11%	(831,786)	21.81%
Rate change	-	0.00%	-	0.00%
Change in valuation allowance	549,770	(29.73)	1,695,763	(44.46)%
	$-	0.00%	$-	0.00%

As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of approximately $37.7 million and $36.6 million, respectively, available to offset future taxable income. As of December 31, 2022 and 2021, the Company had state loss carry-forwards of approximately $17.1 million and $16, respectively. Future utilization of net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The federal net operating loss carryforwards can be carried forward indefinitely and state loss carryforwards begin to expire in 2039.

The valuation allowance as of December 31, 2022 and 2021 was $11,138,990 and $10,589,220, respectively. The net change in valuation allowance for the years ended December 31, 2022 and 2021 was an increase of $549,770 and $1,695,763, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2022 and 2021.

The Company had no unrecognized tax benefits during 2022 or 2021. By statute, all tax years are open to examination by the major taxing jurisdictions to which the Company is subject.

Note 11. Subsequent Events

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

Exhibit	Exhibit Description
3.1	Certificate of Incorporation, as amended February 1, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s 10-K filed with the SEC on April 1, 2019)

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

4.1	Description of Registrant’s Securities*

10.1	Form of Securities Purchase Agreement dated September 9, 2022

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

49