Form 10-Q
period 2023-03-31
SCWorx Corp.
filed 2023-05-15
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Number of shares of the registrant’s common stock outstanding at May 15, 2023: 13,021,741

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to our ability to:

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
ASSETS	2023	2022

Current assets:
Cash	$249,718	$249,462
Accounts receivable - net	344,449	336,033
Prepaid expenses and other assets	316,033	295,180
Total current assets	910,200	880,675

Fixed assets - net	-	-
Goodwill	8,366,467	8,366,467
Total assets	$9,276,667	$9,247,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,509,334	$1,364,202
Accounts payable and accrued liabilities - related party	153,838	153,838
Shareholder advance	100,000	100,000
Deferred revenue	735,333	579,833
Equity financing	125,000	125,000
Total current liabilities	2,623,505	2,322,873

Long-term liabilities:
Loans payable	128,659	147,749
Total long-term liabilities	128,659	147,749

Total liabilities	2,752,164	2,470,622

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding	40	40
Common stock, $0.001 par value; 45,000,000 shares authorized; 13,021,741 and 13,010,409 shares issued and outstanding, respectively	13,022	13,011
Additional paid-in capital	32,170,028	32,022,166
Subscriptions payable	600,000	600,000
Accumulated deficit	(26,258,587)	(25,858,697)
Total stockholders’ equity	6,524,503	6,776,520

Total liabilities and stockholders’ equity	$9,276,667	$9,247,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
Revenue	$997,449	$1,030,949
Operating expenses:
Cost of revenues	689,462	697,636
General and administrative	707,877	1,099,454
Total operating expenses	1,397,339	1,797,090

Loss from operations	(399,890)	(766,141)
Other income (expense)
Gain on forgiveness of PPP loan	-	139,595
Total other income (expense)	-	139,595

Net loss before income taxes	(399,890)	(626,546)
Provision for (benefit from) income taxes	-	-

Net loss	$(399,890)	$(626,546)

Net loss per share, basic and diluted	$(0.03)	$(0.06)

Weighted average common shares outstanding, basic and diluted	13,019,127	11,334,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional	Subscriptions	Accumulated
Year three months ended March 31, 2023	Shares	$	Shares	$	paid-in capital	payable	deficit	Total

Balances, December 31, 2022	39,810	$40	13,010,409	$13,011	$32,022,166	$600,000	$(25,858,697)	$6,776,520

Shares issued for vested restricted stock units	-	-	11,332	11	(11)	-	-	-
Stock based compensation	-	-	-	-	147,873	-	-	147,873
Net Loss	-	-	-	-	-	-	(399,890)	(399,890)

Ending balance, March 31, 2023	39,810	$40	13,021,741	$13,022	$32,170,028	$600,000	$(26,258,587)	$6,524,503

	Preferred Stock		Common stock		Additional	Subscriptions	Accumulated
Year three months ended March 31, 2022	Shares	$	Shares	$	paid-in capital	payable	deficit	Total

Balances, December 31, 2021	39,810	$40	11,293,030	$11,293	$29,805,028	$600,000	$(24,011,291)	$6,405,070

Shares issued as settlement of accounts payable	-	-	83,954	84	84,916	-	-	85,000
Shares issued for vested restricted stock units	-	-	18,666	19	(19)	-	-	-
Stock based compensation	-	-	-	-	347,568	-	-	347,568
Net loss	-	-	-	-	-	-	(626,546)	(626,546)

Ending balance, March 31, 2022	39,810	$40	11,395,650	$11,396	$30,237,493	$600,000	$(24,637,837)	$6,211,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(399,890)	$(626,546)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of PPP loan	-	(139,595)
Stock-based compensation	147,873	347,568
Bad debt expense	-	46,875
Changes in operating assets and liabilities:
Accounts receivable	(8,416)	(279,219)
Prepaid expenses and other assets	(20,853)	(55,611)
Accounts payable and accrued liabilities	145,132	351,996
Deferred revenue	155,500	291,750
Net cash provided by (used in) operating activities	19,346	(62,782)
Net cash used in investing activities	-	-

Cash flows from financing activities:
Payments on notes payable	(19,090)	-
Net cash used in financing activities	(19,090)	-

Net increase (decrease) in cash	256	(62,782)

Cash, beginning of period	249,462	71,075
Cash, end of period	$249,718	$8,293

Supplemental disclosures of cash flow information:
Cash paid for interest	$473	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for equity financing	$-	$250,000
Shares issued for vested restricted stock units	$11	$19

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

These interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in its report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 17, 2023.

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2023, the results of its operations for the three months ended March 31, 2023 and cash flows for three months ended March 31, 2023. The results of operations for three months ended March 31, 2023 are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company did not have amounts in excess of the FDIC insured limit as of March 31, 2023 and December 31, 2022.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue For the
	three months ended		Accounts Receivable
	March 31,		March 31,
Customers	2023	2022	2023	2022
Customer A	11%	13%	12%	55%
Customer B	10%	10%	29%	14%
Customer C	17%	12%	11%	3%
Customer D	11%	11%	6%	3%
Customer E	2%	-%	12%	-%
Customer F	4%	3%	11%	%

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The Company’s allowance did not record an allowance for doubtful accounts as of March 31, 2023 and December 31, 2022.

Inventory

The inventory balance at March 31, 2023 is related to the Company’s Direct-Worx, LLC subsidiary and consisted of approximately 87,000 gowns. These items are carried on the unaudited condensed consolidated balance sheet at the lower of cost or market.

During the year ended December 31, 2021, the Company recorded a write down on the fair value of its inventory of $366,840. During the year ended December 31, 2022, the Company wrote off the remaining value of this inventory as unsellable and is in the process of disposal. Inventory assets as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Inventory	$523,440	$523,440
Allowance for obsolescence	(523,440)	(523,440)
Net inventory value	$-	$-

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

The Company did not record any depreciation expense for the three months ended March 31, 2023 and 2022.

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

Remaining Performance Obligations

As of March 31, 2023 and December 31, 2022, the Company had $735,333 and $579,833, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize the majority of revenue relating to the current performance obligations during the following 12 month period.

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

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of March 31, 2023 and December 31, 2022.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $735,333 and $579,833 as of March 31, 2023 and December 31, 2022, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

There was no income tax expense for three months ended March 31, 2023 and 2022.

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

As of March 31, 2023 and December 31, 2022, assets recorded under operating leases were $0. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the Company’s incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

For three months ended March 31, 2023 and 2022, the components of lease expense were as follows:

	For the three months ended
	March 31,
	2023	2022
Operating lease cost	$435	$487
Total lease cost	$435	$487

As of March 31, 2023, the Company has no additional operating leases, other than that noted above, and no financing leases.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000.00 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,545.63. The arbitration hearing commenced on March 20, 2023 and is currently continuing.

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

Other Investigations

As previously disclosed, on or about April 6, 2022, the Company reached a settlement in principle with the SEC Staff which, subject to a few changes, was subsequently approved by the Commission in which the Company agreed to resolve the SEC’s investigation regarding the April 13, 2020 press release and related disclosures (related to Covid-19 rapid test kits) through the Company’s payment of (a) a civil monetary penalty of $125,000, payable in 4 equal installments over 12 months and (b) disgorgement of $471,000 and prejudgment interest in the amount of $32,761.56 which payment is to be deemed satisfied by the transfer by the Company, no later than 30 days after the entry of the Class Distribution Order in the class action entitled Yannes v. SCWorx Corp. of shares of SCWorx’s common stock, valued at $600,000 at the time of issuance to authorized claimants in the Yannes settlement, provided that the Class Distribution Order is entered within 365 days from the entry of the Final Judgment in the SEC action. In the event that the Company does not transfer shares of its common stock, valued at $600,000 at the time of issuance to authorized claimants in the class action settlement within 365 days from the entry of a Final Judgment, the Company will be required to remit to the SEC the full amount of disgorgement within 395 days from entry of a Final Judgment. On May 31, 2022, the Commission filed a complaint against Marc Schessel and the Company in the United States District Court for the District of New Jersey alleging violations of Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 10b-5(a), 10b-5(b), and 10b-5(c) thereunder relating to the April 13, 2020 press release and related disclosures we made in relation to the transaction involving COVID-19 test kits. At the same time, on May 31, 2022, the Commission filed a motion for approval of the Consent Judgment which contained the aforementioned fine, disgorgement requirement as well as an agreement by the Company to an injunction permanently restraining and enjoining the Company from violating Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) [15 U.S.C. § 78j(b)] and Rules 10b-5(a), (b), and (c) thereunder [17 C.F.R § 240.10b .. 5(a), (b), (c)]; and Section 17(a) of the Securities Act of 1933 (“Securities Act’’) [15 U.S.C. § 77q(a)]. On June 2, 2022, the Court granted the motion, approved the settlement and entered a final judgment. SCWorx has thus far paid all installments on the monetary penalty of $125,000.

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

Common Stock

Issuance of Shares for Vested Restricted Stock Units

Between January 10, 2023 and January 26, 2023, the Company issued a total of 11,332 shares of common stock to holders of fully vested restricted stock units.

Equity Financing

During May 2020, the Company received $515,000 of a committed $565,000 from the sale of 135,527 shares of common stock (at a price of $3.80 per share) and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share. As of March 31, 2023, $415,000 worth of the shares and warrants have been issued. The remaining $125,000 received by the Company is included in equity financing within current liabilities on the consolidated balance sheet.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the three months ended March 31, 2023 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted-average exercise price per share	Number of shares subject to options	Weighted-average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2022	1,567,720	$1.35	118,388	$3.25	2,409,759
Granted	-	-	-	-	340,000
Exercised	-	-	-	-	(11,332)
Cancelled/Expired	(21,688)	8.33	-	-	-
Balance at March 31, 2023	1,546,032	$1.24	118,388	$3.25	2,738,427
Exercisable at March 31, 2023	1,546,032	$1.24	118,388	$3.25	2,412,135

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrants.

The Company’s outstanding warrants and options at March 31, 2023 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.65 - $20.90	1,546,032	2.35	$1.24	1,546,032	$1.24	-

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$2.64 - $6.84	118,388	1.44	$3.25	118,388	$3.25	-

As of March 31, 2023 and December 31, 2022, the total unrecognized expense for unvested stock options and restricted stock awards was approximately $259,000 and $222,000, respectively, to be recognized over a twelve month to three year period from the original grant dates.

Stock-based compensation expense for three months ended March 31, 2023 and 2022 was as follows:

	For the three months ended
	March 31,
	2023	2022
Stock-based compensation expense	$147,873	$347,568

Stock-based compensation expense categorized by the equity components for three months ended March 31, 2023 and 2022 was as follows:

	For the three months ended
	March 31,
	2023	2022
Common stock	$147,873	$347,568
Total	$147,873	$347,568

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the three months ended
	March 31,
	2023	2022
Stock options	118,388	118,388
Warrants	1,546,032	1,043,525
Restricted stock units	2,738,427	2,502,091
Total common stock equivalents	4,402,847	3,664,004

Note 8. Related Party Transactions

At March 31, 2023 and December 31, 2022 Company had a payable due to an officer in the amount of $153,838 for contract work performed prior to becoming an officer.

During September 2021, the Company’s former CEO and shareholder advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand and included in Shareholder advance on the Company’s consolidated balance sheet as of March 31, 2023 and December 31, 2022.

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

Results of Operations – Three Months Ended March 31, 2023

Our operating results for the three month period ended March 31, 2023 and 2022 are summarized as follows:

	Three months ended
	March 31, 2023	March 31, 2022	Difference

Revenue	$997,449	$1,030,949	$(33,500)
Cost of revenues	689,462	697,636	(8,174)
General and administrative	707,877	1,099,454	(391,577)
Other income (expense)	-	139,595	(139,595)
Provision for income taxes	-	-	-
Net loss	$(399,890)	$(626,546)	$226,656

Revenues

Revenue for the three months ended March 31, 2023 was $997,449 as compared to $1,030,949 for the three months ended March 31, 2022. This decrease was primarily due to normal fluctuations in our billing cycle.

Operating Expenses

Cost of revenues

Cost of revenues was $689,462 for the three months ended March 31, 2023 compared to $697,636 for the same period in 2022. The decrease was primarily the result of normal business fluctuations.

General and administrative

General and administrative expenses decreased $391,577 to $707,877 for the three months ended March 31, 2022, as compared to $1,099,454 in the same period of 2022. The decrease is primarily attributable to approximate decreases in stock-based compensation of $200,000, legal and professional fees of $23,000, bad debt reserve expense of $47,000. We expect general and administrative expenses to remain relatively flat during the rest of 2023.

Other income

We had other income of $139,596 during the three months ended March 31, 2022 related to the forgiveness of a PPP Loan under the CARES Act.

Net Loss

For the three months ended March 31, 2023, we incurred a net loss of $399,890 compared to a net loss of $626,546 for the same period in 2022.

Liquidity and Capital Resources

Cash Flows

	Three months ended March 31,
	2023	2022

Net cash provided by (used in) operating activities	$19,346	$(62,782)
Net cash used in investing activities	-	-
Net cash used in by financing activities	(19,090)	-
Change in cash	$256	$(62,782)

Operating Activities

Cash provided by operating activities was approximately $19,000 for the three months ended March 31, 2023, mainly related to the net loss of approximately $400,000, and a $21,000 increase in prepaid expenses, partially offset by non-cash stock-based compensation of $148,000, an increase in accounts payable and accrued liabilities of $145,000 and an increase in deferred revenue of $155,000.

Cash used in operating activities was approximately $63,000 for the three months ended March 31, 2022, mainly related to the net loss of approximately $626,000, a $279,000 increase in accounts receivable, a $56,000 increase in prepaid expenses, and a $140,000 gain on forgiveness of debt, partially offset by non-cash stock-based compensation of $348,000, bad debt expense of $47,000, an increase in accounts payable and accrued liabilities of $352,000 and an increase in deferred revenue of $292,000.

Investing Activities

The Company did not have any investing activities during the three months ended March 31, 2023 and 2022.

Financing Activities

Cash used in financing activities was $19,090 for the three months ended March 31, 2023, consisting of net repayments on notes payable.

The Company did not have any financing activities during the three months ended March 31, 2022.

Off-Balance Sheet Arrangements

As March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2023, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of March 31, 2023, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000.00 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,545.63. The arbitration hearing commenced on March 20, 2023 and is currently continuing.

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

Other Investigations

As previously disclosed, on or about April 6, 2022, the Company reached a settlement in principle with the SEC Staff which, subject to a few changes, was subsequently approved by the Commission in which the Company agreed to resolve the SEC’s investigation regarding the April 13, 2020 press release and related disclosures (related to Covid-19 rapid test kits) through the Company’s payment of (a) a civil monetary penalty of $125,000, payable in 4 equal installments over 12 months and (b) disgorgement of $471,000 and prejudgment interest in the amount of $32,761.56 which payment is to be deemed satisfied by the transfer by the Company, no later than 30 days after the entry of the Class Distribution Order in the class action entitled Yannes v. SCWorx Corp. of shares of SCWorx’s common stock, valued at $600,000 at the time of issuance to authorized claimants in the Yannes settlement, provided that the Class Distribution Order is entered within 365 days from the entry of the Final Judgment in the SEC action. In the event that the Company does not transfer shares of its common stock, valued at $600,000 at the time of issuance to authorized claimants in the class action settlement within 365 days from the entry of a Final Judgment, the Company will be required to remit to the SEC the full amount of disgorgement within 395 days from entry of a Final Judgment. On May 31, 2022, the Commission filed a complaint against Marc Schessel and the Company in the United States District Court for the District of New Jersey alleging violations of Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 10b-5(a), 10b-5(b), and 10b-5(c) thereunder relating to the April 13, 2020 press release and related disclosures we made in relation to the transaction involving COVID-19 test kits. At the same time, on May 31, 2022, the Commission filed a motion for approval of the Consent Judgment which contained the aforementioned fine, disgorgement requirement as well as an agreement by the Company to an injunction permanently restraining and enjoining the Company from violating Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) [15 U.S.C. § 78j(b)] and Rules 10b-5(a), (b), and (c) thereunder [17 C.F.R § 240.10b .. 5(a), (b), (c)]; and Section 17(a) of the Securities Act of 1933 (“Securities Act’’) [15 U.S.C. § 77q(a)]. On June 2, 2022, the Court granted the motion, approved the settlement and entered a final judgment. SCWorx has thus far paid all installments on the monetary penalty of $125,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended March 31, 2023, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K

Item 3. Default under Senior Securities

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

SCWORX CORP.

Date: May 15, 2023	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: May 15, 2023	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer
(Principal Financial Officer)