Form 10-Q
period 2023-06-30
SCWorx Corp.
filed 2023-08-14
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Number of shares of the registrant’s common stock outstanding at August 14, 2023: 16,696,766

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$133,034	$249,462
Accounts receivable - net	458,798	336,033
Prepaid expenses and other assets	90,533	295,180
Total current assets	682,365	880,675

Fixed assets - net	-	-
Goodwill	8,366,467	8,366,467
Total assets	$9,048,832	$9,247,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,391,494	$1,364,202
Accounts payable and accrued liabilities - related party	153,838	153,838
Shareholder advance	83,811	100,000
Deferred revenue	586,083	579,833
Equity financing	125,000	125,000
Total current liabilities	2,340,226	2,322,873

Long-term liabilities:
Loans payable	114,298	147,749
Total long-term liabilities	114,298	147,749

Total liabilities	2,454,524	2,470,622

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding	40	40
Common stock, $0.001 par value; 45,000,000 shares authorized; 16,159,878 and 13,010,409 shares issued and outstanding, respectively	16,160	13,011
Additional paid-in capital	32,990,617	32,022,166
Subscriptions payable	-	600,000
Accumulated deficit	(26,412,509)	(25,858,697)
Total stockholders’ equity	6,594,308	6,776,520

Total liabilities and stockholders’ equity	$9,048,832	$9,247,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$991,099	$992,424	$1,988,548	$2,023,373

Operating expenses:
Cost of revenues	616,030	623,548	1,305,492	1,321,184
General and administrative	523,532	932,239	1,230,936	2,031,693
Total operating expenses	1,139,562	1,555,787	2,536,428	3,352,877

Loss from operations	(148,463)	(563,363)	(547,880)	(1,329,504)

Other income (expense)
Interest expense	(5,459)	-	(5,932)	-
Gain on forgiveness of PPP loan	-	-	-	139,595
Total other income (expense)	(5,459)	-	(5,932)	139,595

Net loss before income taxes	(153,922)	(563,363)	(553,812)	(1,189,909)

Provision for (benefit from) income taxes	-	-	-	-

Net loss	$(153,922)	$(563,363)	$(553,812)	$(1,189,909)

Net loss per share, basic and diluted	$(0.01)	$(0.05)	$(0.04)	$(0.10)

Weighted average common shares outstanding, basic and diluted	13,817,517	11,438,071	13,420,527	11,386,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional	Accumulated	Accumulated
Three months ended June 30, 2023	Shares	$	Shares	$	paid-in capital	deficit	deficit	Total

Balances, March 31, 2023	39,810	$40	13,021,741	$13,022	$32,170,028	$600,000	$(26,258,587)	$6,524,503

Shares issued as settlement of accounts payable	-	-	151,044	151	44,016	-	-	44,167
Shares issued under equity line of credit	-	-	600,000	600	31,087	-	-	31,687
Shares issued for vested restricted stock units	-	-	216,667	217	(217)	-	-	-
Shares issued for settlement of class action	-	-	1,941,858	1,941	598,059	(600,000)	-	-
Shares issued for cashless exercise of warrants	-	-	228,568	229	(229)	-	-	-
Stock based compensation	-	-	-	-	147,873	-	-	147,873
Net Loss	-	-	-	-	-	-	(153,922)	(153,922)
Ending balance, June 30, 2023	39,810	$40	16,159,878	$16,160	$32,990,617	$-	$(26,412,509)	$6,594,308

	Preferred Stock		Common stock		Additional	Subscriptions	Accumulated
Six months ended June 30, 2023	Shares	$	Shares	$	paid-in capital	payable	deficit	Total

Balances, December 31, 2022	39,810	$40	13,010,409	$13,011	$32,022,166	$600,000	$(25,858,697)	$6,776,520

Shares issued as settlement of accounts payable	-	-	151,044	151	44,016	-	-	44,167
Shares issued under equity line of credit	-	-	600,000	600	31,087	-	-	31,687
Shares issued for vested restricted stock units	-	-	227,999	228	(228)	-	-	-
Shares issued for settlement of class action	-	-	1,941,858	1,941	598,059	(600,000)	-	-
Shares issued for cashless exercise of warrants	-	-	228,568	229	(229)	-	-	-
Stock based compensation	-	-	-	-	295,746	-	-	295,746
Net Loss	-	-	-	-	-	-	(553,812)	(553,812)
Ending balance, June 30, 2023	39,810	$40	16,159,878	$16,160	$32,990,617	$-	$(26,412,509)	$6,594,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional	Subscriptions	Accumulated
Three months ended June 30, 2022	Shares	$	Shares	$	paid-in capital	payable	deficit	Total

Balances, March 31, 2022	39,810	$40	11,395,650	$11,396	$30,237,493	$600,000	$(24,637,837)	$6,211,092

Shares issued for vested restricted stock units	-	-	53,000	53	(53)	-	-	-
Commitment shares issued in conjunction with capital raise	-	-	277,778	278	199,722	-	-	200,000
Stock based compensation	-	-	-	-	297,981	-	-	297,981
Net loss	-	-	-	-	-	-	(563,363)	(563,363)
Ending balance, June 30, 2022	39,810	$40	11,726,428	$11,727	$30,735,143	$600,000	$(25,201,200)	$6,145,710

	Preferred Stock		Common stock		Additional	Subscriptions	Accumulated
Six months ended June 30, 2022	Shares	$	Shares	$	paid-in capital	payable	deficit	Total

Balances, December 31, 2021	39,810	$40	11,293,030	$11,293	$29,805,028	$600,000	$(24,011,291)	$6,405,070

Shares issued as settlement of accounts payable	-	-	83,954	84	84,916	-	-	85,000
Shares issued for vested restricted stock units	-	-	71,666	72	(72)	-	-	-
Commitment shares issued in conjunction with capital raise	-	-	277,778	278	199,722	-	-	200,000
Stock based compensation	-	-	-	-	645,549	-	-	645,549
Net loss	-	-	-	-	-	-	(1,189,909)	(1,189,909)
Ending balance, June 30, 2022	39,810	$40	11,726,428	$11,727	$30,735,143	$600,000	$(25,201,200)	$6,145,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(553,812)	$(1,189,909)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of PPP loan	-	(139,595)
Change in inventory value		112,100
Stock-based compensation	295,746	645,549
Bad debt expense	-	78,125
Changes in operating assets and liabilities:
Accounts receivable	(122,765)	84,135
Prepaid expenses and other assets	(25,353)	(63,961)
Accounts payable and accrued liabilities	71,459	309,722
Deferred revenue	6,250	116,250
Net cash used in operating activities	(328,475)	(47,584)

Net cash from investing activities	-	-

Cash flows from financing activities:
Proceeds from the sale of common stock	261,687	-
Payments of notes payable	(33,451)	-
Payments of shareholder advance	(16,189)	-
Proceeds from advances - related party	160,085	-
Payments of advances - related party	(160,085)	-
Net cash provided by financing activities	212,047	-

Net decrease in cash	(116,428)	(47,584)

Cash, beginning of period	249,462	71,075

Cash, end of period	$133,034	$23,491

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,932	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Commitment shares issued in conjunction with capital raise	$-	$200,000
Shares issued for vested restricted stock units	$228	$72
Shares issued for settlement of class action	$1,941	$-
Shares issued for cashless exercise of warrants	$229	$-

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

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and cash flows for the six months ended June 30, 2023. The results of operations for three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company did not have amounts in excess of the FDIC insured limit as of June 30, 2023 and December 31, 2022.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue
	For the six months ended		Accounts Receivable
	June 30,		June 30,
Customers	2023	2022	2023	2022
Customer A	11%	13%	13%	13%
Customer B	10%	10%	44%	11%
Customer C	15%	12%	8%	18%
Customer D	11%	12%	4%	6%
Customer E	2%	2%	14%	-%
Customer F	0%	3%	0%	19%

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The Company did not have a recorded allowance for doubtful accounts as of June 30, 2023 and December 31, 2022.

Inventory

The inventory balance at June 30, 2023 is related to the Company’s Direct-Worx, LLC subsidiary and consisted of approximately 87,000 gowns. These items are carried on the unaudited condensed consolidated balance sheet at the lower of cost or market.

During the year ended December 31, 2021, the Company recorded a write down on the fair value of its inventory of $366,840. During the year ended December 31, 2022, the Company wrote off the remaining value of this inventory as unsellable and is in the process of disposal. Inventory assets as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Inventory	$523,440	$523,440
Allowance for obsolescence	(523,440)	(523,440)
Net inventory value	$-	$-

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

The Company did not record any depreciation expense for the three and six months ended June 30, 2023 and 2022.

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

Remaining Performance Obligations

As of June 30, 2023 and December 31, 2022, the Company had $586,083 and $579,833, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize the majority of revenue relating to the current performance obligations during the following 12 month period.

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

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of June 30, 2023 and December 31, 2022.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $586,083 and $579,833 as of June 30, 2023 and December 31, 2022, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

There was no income tax expense for three and six months ended June 30, 2023 and 2022.

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

As of June 30, 2023 and December 31, 2022, there were no assets recorded under operating leases. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the Company’s incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

For three months ended June 30, 2023 and 2022, the components of lease expense were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$435	$434	$870	$921
Total lease cost	$435	$434	$870	$921

As of June 30, 2023, the Company has no additional operating leases, other than that noted above, and no financing leases.

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

As previously disclosed, on February 11, 2022, the parties entered into a Stipulation of Settlement (subject to Court approval) to settle the Consolidated Class Action. The settlement resolves all claims asserted against SCWorx and the other named defendant without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant. Under the terms of this agreement, (i) the insurers for the Company and Marc Schessel (former CEO) agreed to a cash payment to the class plaintiffs (ii) the former CEO agreed to transfer 100,000 shares of company common stock to the class plaintiffs, and (iii) the Company agreed to issue $600,000 worth of common stock to the class plaintiffs, in exchange for which all parties were released from all claims related to the securities class action litigation. After giving effect to the share issuance by the Company, the Company believes that it has satisfied the accrued retention liability of $700,000. By order dated March 22, 2022, the Court granted preliminary approval of the class action. After a fairness hearing held on June 29, 2022, the Court approved the Stipulation of Settlement. On June 5, 2023, the Company issued all shares owed under the Stipulation of Settlement. The Company has now fulfilled all of its obligations under the Stipulation of Settlement

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000.00 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,545.63. The arbitration hearing commenced on March 20, 2023 and is currently scheduled to resume September 6, 2023.

Hadrian Equities Partners, LLC et ano. v. SCWorx Corp,

Case No. 22-cv-07096 (JLR) (S.D.N.Y)

On August 19, 2022, Hadrian Equities Partners, LLC and the Phillip W. Caprio, Jr. 2007 Irrevocable Trust filed a complaint in the United States District Court for the Southern District of New York alleging that SCWorx was dilatory and did not comply with its alleged contractual duties to remove the restrictions from Plaintiffs’ converted AMMA stock to SCWorx stock until August 10 and August 11, 2020. Plaintiffs allege that as a result, they were unable to sell their SCWorx stock when SCWorx was trading at its highest price on April 13, 2020. The Complaint seeks $500,000 in damages. To date, the Complaint has not been served. Plaintiffs filed an Amended Complaint on November 28, 2022. On February 6, 2023, SCWorx filed its answer to the Amended Complaint interposing numerous defenses. Plaintiff has since filed a Second Amended Complaint which the company must answer by August 28, 2023.

Carole R. Bernstein, Esq. v. SCWorx Corp.

On June 7, 2023, Carole R. Bernstein, Esq. filed a complaint in the United States District Court for the Southern District of New York against the Company. The complaint alleges that the Company breached its engagement agreement with Ms. Bernstein by failing to pay legal fees when due. .Ms. Bernstein is seeking to recover $69,163.98 fees owing for servcies, plus interest, costs, including her attorney’s fees. The Company’s responsive pleadings (Answer/Counterclaims) are due on or about September 5, 2023.

Other Investigations

As previously disclosed, on or about April 6, 2022, the Company reached a settlement in principle with the SEC Staff which, subject to a few changes, was subsequently approved by the Commission in which the Company agreed to resolve the SEC’s investigation regarding the April 13, 2020 press release and related disclosures (related to Covid-19 rapid test kits) through the Company’s payment of (a) a civil monetary penalty of $125,000, payable in 4 equal installments over 12 months and (b) disgorgement of $471,000 and prejudgment interest in the amount of $32,761.56 which payment is to be deemed satisfied by the Company’s issuance, no later than 30 days after the entry of the Class Distribution Order in the class action entitled Yannes v. SCWorx Corp. of shares of the Company’s common stock, valued at $600,000 at the time of issuance to authorized claimants in the Yannes settlement, provided that the Class Distribution Order is entered within 365 days from the entry of the Final Judgment in the SEC action. On May 31, 2022, the Commission filed a complaint against Marc Schessel and the Company in the United States District Court for the District of New Jersey alleging violations of Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 10b-5(a), 10b-5(b), and 10b-5(c) thereunder relating to the April 13, 2020 press release and related disclosures we made in relation to the transaction involving COVID-19 test kits. At the same time, on May 31, 2022, the Commission filed a motion for approval of the Consent Judgment which contained the aforementioned fine, disgorgement requirement as well as an agreement by the Company to an injunction permanently restraining and enjoining the Company from violating Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) [15 U.S.C. § 78j(b)] and Rules 10b-5(a), (b), and (c) thereunder [17 C.F.R § 240.10b .. 5(a), (b), (c)]; and Section 17(a) of the Securities Act of 1933 (“Securities Act’’) [15 U.S.C. § 77q(a)].

On June 2, 2022, the Court granted the motion, approved the settlement and entered a final judgment. SCWorx has paid all installments on the monetary penalty of $125,000 and has issued Company common stock valued at $600,000 to the authorized claimants in the Yannes settlement in full satisfaction of its financial obligations under the Consent Judgement.

In connection with these actions and investigations, the Company is obligated to indemnify its officers and directors for costs incurred in defending against these claims and investigations. Because the Company currently does not have the resources to pay for these costs, its directors and officers liability insurance carrier has agreed to indemnify these persons. The Company believes it has satisfied its accrued retention obligations with respect to the insurance coverage.

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

Between June 5, 2023 and June 16, 2023, the Company issued a total of 216,667 shares of common stock to holders of fully vested restricted stock units.

Issuance of Shares as Settlement of Accounts Payable

On May 24, 2023, the Company issued 102,096 shares of common stock in full settlement of $26,545 of accounts payable. The shares had a fair value of $0.26 per share.

On June 22, 2023, the Company issued 48,948 shares of common stock in full settlement of $17,621 of accounts payable. The shares had a fair value of $0.36 per share.

Issuance of Shares under Common Stock Purchase Agreement

On June 1, 2023, the Company issued 300,000 shares of common stock for net proceeds of $127,053 under its common stock purchase agreement dated June 28, 2022.

On June 22, 2023, the Company issued 300,000 shares of common stock for net proceeds of $134,634 under its common stock purchase agreement dated June 28, 2022.

Issuance of Shares for the Exercise of Warrants

On June 15, 2023, the Company issued 228,568 shares of common stock in a cashless exchange for 823,078 warrants to purchase shares of common stock at $0.65 per share.

Equity Financing

During May 2020, the Company received $515,000 of a committed $565,000 from the sale of 135,527 shares of common stock (at a price of $3.80 per share) and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share. As of June 30, 2023, $415,000 worth of the shares and warrants have been issued. The remaining $125,000 received by the Company is included in equity financing within current liabilities on the consolidated balance sheet.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the six months ended June 30, 2023 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2022	1,567,720	$1.35	118,388	$3.25	2,409,759
Granted	-	-	-	-	491,044
Exercised	(823,078)	0.65	-	-	(379,043)
Cancelled/Expired	(44,614)	9.14	(14,441)	6.75	-
Balance at June 30, 2023	700,028	$1.67	103,947	$2.76	2,521,760
Exercisable at June 30, 2023	700,028	$1.67	103,947	$2.76	2,351,760

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrants.

The Company’s outstanding warrants and options at June 30, 2023 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.65 - $7.08	700,028	0.86	$1.67	700,028	$1.67	-

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$2.64 - $5.89	103,947	1.37	$2.76	103,947	$2.76	-

As of June 30, 2023 and December 31, 2022, the total unrecognized expense for unvested stock options and restricted stock awards was approximately $148,240 and $222,000, respectively, to be recognized over a twelve month period from the original grant dates.

Stock-based compensation expense for three and six months ended June 30, 2023 and 2022 was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock-based compensation expense	$147,873	$297,981	$295,746	$645,549

Stock-based compensation expense categorized by the equity components for three and six months ended June 30, 2023 and 2022 was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Common stock	$147,873	$297,981	$295,746	$645,549
Total	$147,873	$297,981	$295,746	$645,549

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the three and six months ended
	June 30,
	2023	2022
Stock options	103,947	118,388
Warrants	700,028	1,043,525
Restricted stock units	2,521,760	2,449,091
Total common stock equivalents	3,325,735	3,611,004

Note 8. Related Party Transactions

At June 30, 2023 and December 31, 2022 Company had a payable due to an officer in the amount of $153,838 for contract work performed prior to becoming an officer.

During September 2021, the Company’s former CEO and shareholder advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand. The Company had balances of $83,811 and $100,000 included in Shareholder advance on the Company’s consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively.

Between May 24, 2023 and June 8, 2023, the Company’s CFO advanced and aggregate $160,085 in cash to the Company for short term capital requirements. As of June 30, 2023, all advanced amounts have been repaid in full.

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

Results of Operations – Three Months Ended June 30, 2023

Our operating results for the three month period ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended
	June 30, 2023	June 30, 2022	Difference

Revenue	$991,099	$992,424	$(1,325)
Cost of revenues	616,030	623,548	(7,518)
General and administrative	523,532	932,239	(408,707)
Other (expense) income	(5,459)	-	(5,459)
Provision for income taxes	-	-	-
Net loss	$(153,922)	$(563,363)	$409,441

Revenues

Revenue for the three months ended June 30, 2023 was $991,099 as compared to $992,424 for the three months ended June 30, 2022. This slight decrease was primarily due to normal fluctuations in our billing cycle.

Operating Expenses

Cost of revenues

Cost of revenues was $616,030 for the three months ended June 30, 2023 compared to $623,548 for the same period in 2022. The decrease was the result of normal business fluctuations.

General and administrative

General and administrative expenses decreased $408,707 to $523,532 for the three months ended June 30, 2023, as compared to $932,239 in the same period of 2022. The decrease is primarily attributable to approximate decreases in stock-based compensation of $150,000, legal and professional fees of $79,000, bad debt reserve expense of $31,000 and inventory write downs of $112,000. We expect general and administrative expenses to remain relatively flat during the rest of 2023.

Other income

We had other expense of $5,459 during the three months ended June 30, 2023 comprised of interest expense.

Net Loss

For the three months ended June 30, 2023, we incurred a net loss of $153,922 compared to a net loss of $563,363 for the same period in 2022.

Results of Operations – Six Months Ended June 30, 2023

Our operating results for the six month period ended June 30, 2023 and 2022 are summarized as follows:

	Six months ended
	June 30, 2023	June 30, 2022	Difference

Revenue	$1,988,548	$2,023,373	$(34,825)
Cost of revenues	1,305,492	1,321,184	(15,692)
General and administrative	1,230,936	2,031,693	(800,757)
Other income (expense)	(5,932)	139,595	(145,527)
Provision for income taxes	-	-	-
Net loss	$(553,812)	$(1,189,909)	$636,097

Revenues

Revenue for the six months ended June 30, 2023 was $1,988,548 as compared to $2,023,373 for the six months ended June 30, 2022. This slight decrease was primarily due to normal fluctuations in our billing cycle.

Operating Expenses

Cost of revenues

Cost of revenues was $1,305,492 for the six months ended June 30, 2023 compared to $1,321,184 for the same period in 2022. The decrease was the result of normal business fluctuations.

General and administrative

General and administrative expenses decreased $800,757 to $1,230,936 for the six months ended June 30, 2023, as compared to $2,031,693 in the same period of 2022. The decrease is primarily attributable to approximate decreases in stock-based compensation of $350, legal and professional fees of $101,000, bad debt reserve expense of $78,000 and inventory write downs of $112,000. We expect general and administrative expenses to remain relatively flat during the rest of 2023.

Other income

We had other expense of $5,459 during the six months ended June 30, 2023 comprised of interest expense.

We had other income of $139,596 during the six months ended June 30, 2022 related to the forgiveness of a PPP Loan under the CARES Act.

Net Loss

For the six months ended June 30, 2023, we incurred a net loss of $553,812 compared to a net loss of $1,189,909 for the same period in 2022.

Liquidity and Capital Resources

Cash Flows

	Six months ended June 30,
	2023	2022

Net cash used in operating activities	$(328,475)	$(47,584)
Net cash used in investing activities	-	-
Net cash used in by financing activities	372,132	-
Change in cash	$43,657	$(47,584)

Operating Activities

Cash used in operating activities was approximately $328,000 for the six months ended June 30, 2023, mainly related to the net loss of approximately $554,000, a $123,000 increase in accounts receivable and a $25,000 increase in prepaid expenses, partially offset by non-cash stock-based compensation of $296,000, an increase in accounts payable and accrued liabilities of $71,000 and an increase in deferred revenue of $6,000.

Cash used in operating activities was approximately $48,000 for the six months ended June 30, 2022, mainly related to the net loss of approximately $1,190,000, a $64,000 increase in prepaid expenses, and a $140,000 gain on forgiveness of debt, partially offset by non-cash stock-based compensation of $645,000, debt expense of $78,000, an increase in accounts payable and accrued liabilities of $310,000 an increase in deferred revenue of $116,000 and a decrease in accounts receivable of $84,000.

Investing Activities

The Company did not have any investing activities during the six months ended June 30, 2023 and 2022.

Financing Activities

Cash provided by financing activities was approximately $372,000 for the six months ended June 30, 2023, consisting of approximately $262,000 in proceeds from the sale of common stock offset by $33,000 in repayments of notes payable, and $16,000 in repayments of shareholder advances.

The Company did not have any financing activities during the six months ended June 30, 2022.

Off-Balance Sheet Arrangements

As June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2023, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of June 30, 2023, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, on February 11, 2022, the parties entered into a Stipulation of Settlement (subject to Court approval) to settle the Consolidated Class Action. The settlement resolves all claims asserted against SCWorx and the other named defendant without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant. Under the terms of this agreement, (i) the insurers for the Company and Marc Schessel (former CEO) agreed to a cash payment to the class plaintiffs (ii) the former CEO agreed to transfer 100,000 shares of company common stock to the class plaintiffs, and (iii) the Company agreed to issue $600,000 worth of common stock to the class plaintiffs, in exchange for which all parties were released from all claims related to the securities class action litigation. After giving effect to the share issuance by the Company, the Company believes that it has satisfied the accrued retention liability of $700,000. By order dated March 22, 2022, the Court granted preliminary approval of the class action. After a fairness hearing held on June 29, 2022, the Court approved the Stipulation of Settlement. On June 5, 2023, the Company issued all shares owed under the Stipulation of Settlement. The Company has now fulfilled all of its obligations under the Stipulation of Settlement

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000.00 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,545.63. The arbitration hearing commenced on March 20, 2023 and is currently scheduled to resume September 6, 2023.

Hadrian Equities Partners, LLC et ano. v. SCWorx Corp,

Case No. 22-cv-07096 (JLR) (S.D.N.Y)

On August 19, 2022, Hadrian Equities Partners, LLC and the Phillip W. Caprio, Jr. 2007 Irrevocable Trust filed a complaint in the United States District Court for the Southern District of New York alleging that SCWorx was dilatory and did not comply with its alleged contractual duties to remove the restrictions from Plaintiffs’ converted AMMA stock to SCWorx stock until August 10 and August 11, 2020. Plaintiffs allege that as a result, they were unable to sell their SCWorx stock when SCWorx was trading at its highest price on April 13, 2020. The Complaint seeks $500,000 in damages. To date, the Complaint has not been served. Plaintiffs filed an Amended Complaint on November 28, 2022. On February 6, 2023, SCWorx filed its answer to the Amended Complaint interposing numerous defenses. Plaintiff has since filed a Second Amended Complaint which the company must answer by August 28, 2023.

Carole R. Bernstein, Esq. v. SCWorx Corp.

On June 7, 2023, Carole R. Bernstein, Esq. filed a complaint in the United States District Court for the Southern District of New York against the Company. The complaint alleges that the Company breached its engagement agreement with Ms. Bernstein by failing to pay legal fees when due. .Ms. Bernstein is seeking to recover $69,163.98 fees owing for servcies, plus interest, costs, including her attorney’s fees. The Company’s responsive pleadings (Answer/Counterclaims) are due on or about September 5, 2023.

Other Investigations

As previously disclosed, on or about April 6, 2022, the Company reached a settlement in principle with the SEC Staff which, subject to a few changes, was subsequently approved by the Commission in which the Company agreed to resolve the SEC’s investigation regarding the April 13, 2020 press release and related disclosures (related to Covid-19 rapid test kits) through the Company’s payment of (a) a civil monetary penalty of $125,000, payable in 4 equal installments over 12 months and (b) disgorgement of $471,000 and prejudgment interest in the amount of $32,761.56 which payment is to be deemed satisfied by the Company’s issuance, no later than 30 days after the entry of the Class Distribution Order in the class action entitled Yannes v. SCWorx Corp. of shares of Company common stock valued at $600,000 at the time of issuance to authorized claimants in the Yannes settlement, provided that the Class Distribution Order is entered within 365 days from the entry of the Final Judgment in the SEC action. On May 31, 2022, the Commission filed a complaint against Marc Schessel and the Company in the United States District Court for the District of New Jersey alleging violations of Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 10b-5(a), 10b-5(b), and 10b-5(c) thereunder relating to the April 13, 2020 press release and related disclosures we made in relation to the transaction involving COVID-19 test kits. At the same time, on May 31, 2022, the Commission filed a motion for approval of the Consent Judgment which contained the aforementioned fine, disgorgement requirement as well as an agreement by the Company to an injunction permanently restraining and enjoining the Company from violating Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) [15 U.S.C. § 78j(b)] and Rules 10b-5(a), (b), and (c) thereunder [17 C.F.R § 240.10b .. 5(a), (b), (c)]; and Section 17(a) of the Securities Act of 1933 (“Securities Act’’) [15 U.S.C. § 77q(a)].

On June 2, 2022, the Court granted the motion, approved the settlement and entered a final judgment. SCWorx has paid all installments on the monetary penalty of $125,000 and has issued Company common stock valued at $600,000 to the authorized claimants in the Yannes settlement, in full satisfaction of its financial obligations under the Consent Judgment.

In connection with these actions and investigations, the Company is obligated to indemnify its officers and directors for costs incurred in defending against these claims and investigations. Because the Company currently does not have the resources to pay for these costs, its directors and officers liability insurance carrier has agreed to indemnify these persons. The Company believes it has satisfied its accrued retention obligations with respect to the insurance coverage.

Item 1A. Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the six month period ended June 30, 2023, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K

Item 3. Default under Senior Securities

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

SCWORX CORP.

Date: August 14, 2023	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: August 14, 2023	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer
(Principal Financial Officer)