Form 10-Q
period 2023-09-30
SCWorx Corp.
filed 2023-11-14
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of shares of the registrant’s common stock outstanding at November 14, 2023: 1,211,035

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$72,429	$249,462
Accounts receivable - net	322,683	336,033
Prepaid expenses and other assets	55,033	295,180
Total current assets	450,145	880,675

Fixed assets - net	-	-
Goodwill	8,366,467	8,366,467
Total assets	$8,816,612	$9,247,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,787,055	$1,364,202
Accounts payable and accrued liabilities - related party	177,311	153,838
Shareholder advance	75,717	100,000
Deferred revenue	391,833	579,833
Equity financing	125,000	125,000
Total current liabilities	2,556,916	2,322,873

Long-term liabilities:
Loans payable	99,902	147,749
Total long-term liabilities	99,902	147,749

Total liabilities	2,656,818	2,470,622

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding	40	40
Common stock, $0.001 par value; 45,000,000 shares authorized; 17,907,216 and 13,010,409 shares issued and outstanding, respectively	17,907	13,011
Additional paid-in capital	33,412,614	32,022,166
Subscriptions payable	-	600,000
Accumulated deficit	(27,270,767)	(25,858,697)
Total stockholders’ equity	6,159,794	6,776,520

Total liabilities and stockholders’ equity	$8,816,612	$9,247,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$906,099	$986,949	$2,894,647	$3,010,322

Operating expenses:
Cost of revenues	666,808	693,353	1,972,300	2,014,537
General and administrative	1,097,273	832,715	2,328,209	2,864,408
Total operating expenses	1,764,081	1,526,068	4,300,509	4,878,945

Loss from operations	(857,982)	(539,119)	(1,405,862)	(1,868,623)

Other income (expense)
Interest expense	(276)	-	(6,208)	-
Gain on forgiveness of PPP loan	-	139,596	-	279,191
Total other income (expense)	(276)	139,596	(6,208)	279,191

Net loss before income taxes	(858,258)	(399,523)	(1,412,070)	(1,589,432)
Provision for (benefit from) income taxes	-	-	-	-
Net loss	$(858,258)	$(399,523)	$(1,412,070)	$(1,589,432)

Net loss per share, basic and diluted	$(0.05)	$(0.03)	$(0.10)	$(0.14)

Weighted average common shares outstanding, basic and diluted	16,898,117	12,069,412	14,592,462	11,616,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Three months ended September 30, 2023	Shares	$	Shares	$	capital	payable	deficit	Total
Balances, June 30, 2023	39,810	$40	16,159,878	$16,160	$32,990,617	$-	$(26,412,509)	$6,594,308

Shares issued as settlement of accounts payable	-	-	322,191	322	71,656	-	-	71,978
Shares issued under equity line of credit	-	-	1,410,807	1,411	309,808	-	-	311,219
Shares issued for vested restricted stock units	-	-	14,340	14	(14)	-	-	-
Stock based compensation	-	-	-	-	40,547	-	-	40,547
Net Loss	-	-	-	-	-	-	(858,258)	(858,258)
Ending balance, September 30, 2023	39,810	$40	17,907,216	$17,907	$33,412,614	$-	$(27,270,767)	$6,159,794

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Nine months ended September 30, 2023	Shares	$	Shares	$	capital	payable	deficit	Total
Balances, December 31, 2022	39,810	$40	13,010,409	$13,011	$32,022,166	$600,000	$(25,858,697)	$6,776,520

Shares issued as settlement of accounts payable	-	-	473,235	473	115,672	-	-	116,145
Shares issued under equity line of credit	-	-	2,010,807	2,011	340,895	-	-	342,906
Shares issued for vested restricted stock units	-	-	242,339	242	(242)	-	-	-
Shares issued for settlement of class action	-	-	1,941,858	1,941	598,059	(600,000)	-	-
Shares issued for cashless exercise of warrants	-	-	228,568	229	(229)	-	-	-
Stock based compensation	-	-	-	-	336,293	-	-	336,293
Net Loss	-	-	-	-	-	-	(1,412,070)	(1,412,070)
Ending balance, September 30, 2023	39,810	$40	17,907,216	$17,907	$33,412,614	$-	$(27,270,767)	$6,159,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Three months ended September 30, 2022	Shares	$	Shares	$	capital	payable	deficit	Total
Balances, June 30, 2022	39,810	$40	11,726,428	$11,727	$30,735,143	$600,000	$(25,201,200)	$6,145,710

Shares issued as settlement of accounts payable	-	-	90,804	91	66,783	-	-	66,874
Shares issued for common stock placement	-	-	1,153,845	1,154	723,896	-	-	725,050
Shares issued for vested restricted stock units	-	-	36,332	36	(36)	-	-	-
Stock based compensation	-	-	-	-	261,370	-	-	261,370
Net loss	-	-	-	-	-	-	(399,523)	(399,523)
Ending balance, September 30, 2022	39,810	$40	13,007,409	$13,008	$31,787,156	$600,000	$(25,600,723)	$6,799,481

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Nine months ended September 30, 2022	Shares	$	Shares	$	capital	payable	deficit	Total
Balances, December 31, 2021	39,810	$40	11,293,030	$11,293	$29,805,028	$600,000	$(24,011,291)	$6,405,070

Shares issued as settlement of accounts payable	-	-	174,758	175	151,699	-	-	151,874
Shares issued for common stock placement	-	-	1,153,845	1,154	723,896	-	-	725,050
Shares issued for vested restricted stock units	-	-	107,998	108	(108)	-	-	-
Commitment shares issued in conjunction with capital raise	-	-	277,778	278	199,722	-	-	200,000
Stock based compensation	-	-	-	-	906,919	-	-	906,919
Net loss	-	-	-	-	-	-	(1,589,432)	(1,589,432)
Ending balance, September 30, 2022	39,810	$40	13,007,409	$13,008	$31,787,156	$600,000	$(25,600,723)	$6,799,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,412,070)	$(1,589,432)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of PPP loan	-	(279,191)
Change in inventory value	-	156,600
Stock-based compensation	336,293	906,919
Bad debt expense	64,000	78,125
Changes in operating assets and liabilities:
Accounts receivable	(50,650)	154,840
Prepaid expenses and other assets	10,147	(59,086)
Accounts payable and accrued liabilities	538,998	371,076
Deferred revenue	(188,000)	(174,250)
Net cash provided by (used in) operating activities	(701,282)	(434,399)

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from the sale of common stock	572,906	725,050
Payments of notes payable	(47,847)	-
Payments of shareholder advance	(24,283)	-
Proceeds from advances - related party	183,558	-
Payments of advances - related party	(160,085)	-
Net cash provided by financing activities	524,249	725,050

Net increase (decrease) in cash	(177,033)	290,651
Cash, beginning of period	249,462	71,075
Cash, end of period	$72,429	$361,726

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,932	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Commitment shares issued in conjunction with capital raise	$-	$200,000
Shares issued for vested restricted stock units	$242	$108
Shares issued for settlement of class action	$1,941	$-
Shares issued for cashless exercise of warrants	$229	$-

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

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and cash flows for the nine months ended September 30, 2023. The results of operations for three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company did not have amounts in excess of the FDIC insured limit as of September 30, 2023 and December 31, 2022.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue
	For the nine months ended		Accounts Receivable
	September 30,		September 30,
Customers	2023	2022	2023	2022
Customer A	11%	13%	12%	26%
Customer B	10%	10%	10%	14%
Customer C	15%	14%	12%	22%
Customer D	12%	8%	6%	9%

Allowance for Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectability of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The Company had a recorded allowance for doubtful accounts of $64,000 as of September 30, 2023 and no allowance as of December 31, 2022.

Inventory

The inventory balance at September 30, 2023 is related to the Company’s Direct-Worx, LLC subsidiary and consisted of approximately 87,000 gowns. These items are carried on the unaudited condensed consolidated balance sheet at the lower of cost or market.

During the year ended December 31, 2021, the Company recorded a write down on the fair value of its inventory of $366,840. During the year ended December 31, 2022, the Company wrote off the remaining value of this inventory as unsellable and is in the process of disposal. Inventory assets as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Inventory	$523,440	$523,440
Allowance for obsolescence	(523,440)	(523,440)
Net inventory value	$-	$-

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

The Company did not record any depreciation expense for the three and nine months ended September 30, 2023 and 2022.

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

Remaining Performance Obligations

As of September 30, 2023 and December 31, 2022, the Company had $391,833 and $579,833, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize the revenue relating to the current performance obligations during the following 12 month period.

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

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of September 30, 2023 and December 31, 2022.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $391,833 and $579,833 as of September 30, 2023 and December 31, 2022, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

There was no income tax expense for three and nine months ended September 30, 2023 and 2022.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. The Company also grants performance-based restricted stock awards to employees and consultants. These awards will vest if certain employee\consultant-specific or Company-designated performance targets are achieved. If minimum performance thresholds are achieved, each award will convert into a designated number of the Company’s common stock. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the requisite service period. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the statements of operations and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period. Refer to Note 6, Stockholders’ Equity, for additional detail.

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

Note 3. Loans Payable

CARES funding

On May 5, 2020, the Company obtained a $293,972 unsecured loan payable through the Paycheck Protection Program (“PPP”), which was enacted as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”). The funds were received from Bank of America through a loan agreement pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act and used for payroll costs, rent, mortgage interest, and utility costs during the 24 week period after the date of loan disbursement is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. While the full loan amount may be forgiven, the amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels or less than 60% of the loan proceeds are used for payroll costs. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period for nine months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan. In May 2022, the Company was granted an extension on the maturity date of this note until March 5, 2025. The loan was partially forgiven in the amount of $139,569 in September 2022 with the balance remaining due.

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

As of September 30, 2023 and December 31, 2022, there were no assets recorded under operating leases. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the Company’s incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

For three months ended September 30, 2023 and 2022, the components of lease expense were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$392	$434	$1262	$921
Total lease cost	$392	$434	$1262	$921

As of September 30, 2023, the Company has no additional operating leases, other than that noted above, and no financing leases.

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

Legal Proceedings

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed in the Company’s period reports filed with he SEC, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000.00 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,545.63. The Company received the final decision of the Arbitrator on October 16, 2023, awarding Core IR $461,856.15, including unpaid compensation, indemnification for legal fees and costs, prevailing party legal fees and interest (the “Award”). The payment is required to be made within thirty days of the Award. The Company is currently evaluating its legal options, including commencing legal action to set aside the Award. The Company may or may not be able to obtain a modification/reversal of the Award. If the Company is not able to obtain a modification/reversal, the Company will be obligated to pay the amount of the Award.

Hadrian Equities Partners, LLC et ano. v. SCWorx Corp,

Case No. 22-cv-07096 (JLR) (S.D.N.Y)

On August 19, 2022, Hadrian Equities Partners, LLC and the Phillip W. Caprio, Jr. 2007 Irrevocable Trust filed a complaint in the United States District Court for the Southern District of New York alleging that SCWorx was dilatory and did not comply with its alleged contractual duties to remove the restrictions from Plaintiffs’ converted AMMA stock to SCWorx stock until August 10 and August 11, 2020. Plaintiffs allege that as a result, they were unable to sell their SCWorx stock when SCWorx was trading at its highest price on April 13, 2020. The Complaint seeks $500,000 in damages. To date, the Complaint has not been served. Plaintiffs filed an Amended Complaint on November 28, 2022. On February 6, 2023, SCWorx filed its answer to the Amended Complaint interposing numerous defenses. Plaintiff has since filed a Second Amended Complaint which the Company has answered. The Company and Plaintiffs have reached an agreement in principle to resolve this matter and are currently negotiating a settlement agreement. The agreement in principle calls for the Company to issue the Plaintiffs 30,000 shares of restricted common stock and make a cash payment of $20,000 upon the earlier of the closing of the planned business combination transaction previously disclosed and March 1, 2024.

Carole R. Bernstein, Esq. v. SCWorx Corp.

As previously disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2023, on June 7, 2023, Carole R. Bernstein, Esq. filed a complaint in the United States District Court for the Southern District of New York against the Company. The complaint alleges that the Company breached its engagement agreement with Ms. Bernstein by failing to pay legal fees when due. Ms. Bernstein is seeking to recover $69,163.98 fees owing for services, plus interest, costs, including her attorney’s fees. At the request of the Plaintiff, the Clerk of the Court entered a default against the Company for failure to file responsive pleadings in a timely fashion. The Plaintiff has since moved the Court for entry of a default judgment. The Company has filed a motion to oppose Plaintiff’s motion for the entry of a default judgment and cross-moved for an order to vacate the default. These motions are currently pending before the Court.

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

Between July 5, 2023 and July 19, 2023, the Company issued a total of 14,340 shares of common stock to holders of fully vested restricted stock units.

Issuance of Shares as Settlement of Accounts Payable

On May 24, 2023, the Company issued 102,096 shares of common stock in full settlement of $26,545 of accounts payable. The shares had a fair value of $0.26 per share.

On June 22, 2023, the Company issued 48,948 shares of common stock in full settlement of $17,621 of accounts payable. The shares had a fair value of $0.36 per share.

On July 26, 2023, the Company issued 72,548 shares of common stock in full settlement of $16,686 of accounts payable. The shares had a fair value of $0.23 per share.

On August 18, 2023, the Company issued 131,000 shares of common stock in full settlement of $32,750 of accounts payable. The shares had a fair value of $0.25 per share.

On September 27, 2023, the Company issued 118,643 shares of common stock in full settlement of $22,542 of accounts payable. The shares had a fair value of $0.19 per share.

Issuance of Shares under Common Stock Purchase Agreement

On June 1, 2023, the Company issued 300,000 shares of common stock for net proceeds of $127,053 under its common stock purchase agreement dated June 28, 2022.

On June 22, 2023, the Company issued 300,000 shares of common stock for net proceeds of $134,634 under its common stock purchase agreement dated June 28, 2022.

On Between July 7, 2023 and September 28, 2023, the Company issued a total of 1,410,807 shares of common stock for aggregate net proceeds of $311,220 under its common stock purchase agreement dated June 28, 2022.

Issuance of Shares for the Exercise of Warrants

On June 15, 2023, the Company issued 228,568 shares of common stock in a cashless exchange for 823,078 warrants to purchase shares of common stock at $0.65 per share.

Equity Financing

During May 2020, the Company received $515,000 of a committed $565,000 from the sale of 135,527 shares of common stock (at a price of $3.80 per share) and warrants to purchase 169,409 shares of common stock, at an exercise price of $4.00 per share. As of September 30, 2023, $415,000 worth of the shares and warrants have been issued. The remaining $125,000 received by the Company is included in equity financing within current liabilities on the consolidated balance sheet.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the nine months ended September 30, 2023 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2022	1,567,720	$1.35	118,388	$3.25	2,409,759
Granted	-	-	-	-	871,568
Exercised	(823,078)	0.65	-	-	(715,574)
Cancelled/Expired	(72,180)	8.05	(18,388)	6.57	(69,166)
Balance at September 30, 2023	672,462	$1.48	100,000	$2.64	2,496,587
Exercisable at September 30, 2023	672,462	$1.48	100,000	$2.64	2,439,087

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrants.

The Company’s outstanding warrants and options at September 30, 2023 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.65 - $4.00	672,462	0.64	$1.48	672,462	$1.48	-

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$2.64	100,000	1.16	$2.64	100,000	$2.64	-

As of September 30, 2023 and December 31, 2022, the total unrecognized expense for unvested stock options and restricted stock awards was approximately $25,070 and $222,000, respectively, to be recognized over a twelve month period from the original grant dates.

Stock-based compensation expense for three and nine months ended September 30, 2023 and 2022 was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock-based compensation expense	$40,547	$261,370	$336,293	$906,919

Stock-based compensation expense categorized by the equity components for three and nine months ended September 30, 2023 and 2022 was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Common stock	$40,547	$261,370	$336,293	$906,919
Total	$40,547	$261,370	$336,293	$906,919

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the three and nine months ended
	September 30,
	2023	2022
Stock options	100,000	118,388
Warrants	672,462	1,567,720
Restricted stock units	2,496,587	2,412,759
Total common stock equivalents	3,269,049	4,098,867

Note 8. Related Party Transactions

At September 30, 2023 and December 31, 2022 Company had a payable due to an officer in the amount of $153,838 for contract work performed prior to becoming an officer.

During September 2021, the Company’s former CEO and shareholder advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand. The Company had balances of $75,717 and $100,000 included in shareholder advance on the Company’s consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

Between May 24, 2023 and August 30, 2023, the Company’s CFO advanced and aggregate $183,558 in cash to the Company for short term capital requirements. As of September 30, 2023, $160,085 of the advanced amounts have been repaid and the remaining balance of $23,473 is included in accounts payable – related party on the Company’s consolidated Balance sheet.

Note 9. Subsequent Events

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that other than those disclosed below, there were no additional reportable subsequent events to be disclosed.

Reverse Stock Split

On October 6, 2023, following stockholder approval at the Company’s annual meeting, the Company amended its certificate of incorporation to implement a 1 for 15 reverse split of its common stock. The effect of the reverse stock split was to combine every 15 shares of outstanding common stock into one share of common stock. The reverse stock split was effective at the opening of the trading day on October 11, 2023.

Entry into material agreement

As previously disclosed, on October 20, 2023, the Company entered into a letter of intent to acquire American Energy Partners, Inc. (“American Environmental”) (OTC: AEPT).

The letter of intent sets forth the proposed terms and conditions pursuant to which the Company and American Environmental intend to effect a business combination, as a result of which American Environmental and the Company’s healthcare data management business will each be conducted through wholly-owned subsidiaries of the Company (the “Proposed Transaction”).

The Company anticipates that the Proposed Transaction will be structured as a share-for-share exchange, with SCWorx shareholders retaining 17% and American Environmental receiving 83% of the combined Company, after giving effect to a $6 million capital raise by American Environmental, which is a condition to completion of the Proposed Transaction.

The Proposed Transaction has been approved by the Boards of Directors of both SCWorx and American Environmental and is expected to close in the first quarter of CY 2024. The Transaction will be considered a “reverse merger” because the shareholders of American Environmental will own more than a majority of the outstanding common stock of the Company following completion of the Proposed Transaction. As such, the Proposed Transaction is subject to NASDAQ approving a listing application based on initial inclusion standards. In addition, the closing of the Proposed Transaction is subject to satisfaction of the following conditions: (i) satisfactory completion of due diligence review by both parties, (ii) the negotiation, execution and delivery of definitive agreements, (iii) American Environmental raising $6 Million of equity, concurrently with the closing, (iv) satisfactory completion of an audit of American Environmental’s financial statements, (v) approval by both SCWorx and American Environmental shareholders, as well as other customary closing conditions.

There can be no assurance that the Proposed Transaction will be completed as currently contemplated, or at all.

American Environmental is an environmental services company headquartered in Pennsylvania. Effective October 30, 2023, American Energy Partners, Inc.’s name will be changed to “American Environmental Partners, Inc.”, subject to regulatory approval.

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

Results of Operations – Three Months Ended September 30, 2023

Our operating results for the three month period ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended
	September 30, 2023	September 30, 2022	Difference

Revenue	$906,099	$986,949	$(80,850)
Cost of revenues	666,808	693,353	(26,545)
General and administrative	1,097,273	832,715	264,558
Other (expense) income	(276)	139,596	(139,872)
Provision for income taxes	-	-	-
Net loss	$(858,258)	$(399,523)	$(458,735)

Revenues

Revenue for the three months ended September 30, 2023 was $906,099 as compared to $986,949 for the three months ended September 30, 2022. This slight decrease was primarily due to the expiration of a customer contract and normal fluctuations in our billing cycle.

Operating Expenses

Cost of revenues

Cost of revenues was $666,808 for the three months ended September 30, 2023 compared to $693,353 for the same period in 2022. The decrease was the result of staffing consolidations and normal business fluctuations.

General and administrative

General and administrative expenses increased $264,558 to $1,097,273 for the three months ended September 30, 2023, as compared to $832,715 in the same period of 2022. The increase is primarily attributable to a one-time legal judgement of $461,856 and approximate increases in legal and professional fees of $55,000, and bad debt expense of $64,000, partially offset by approximate decreases in stock-based compensation of $221,000, and inventory write downs of $44,000. We expect general and administrative expenses adjusted for one-time expenses to remain relatively flat during the rest of 2023.

Other income

We had other expense of $276 during the three months ended September 30, 2023 comprised of interest expense.

Net Loss

For the three months ended September 30, 2023, we incurred a net loss of $858,258 compared to a net loss of $399,523 for the same period in 2022.

Results of Operations – Nine months Ended September 30, 2023

Our operating results for the six month period ended September 30, 2023 and 2022 are summarized as follows:

	Nine months ended
	September 30, 2023	September 30, 2022	Difference

Revenue	$2,894,647	$3,010,322	$(115,675)
Cost of revenues	1,972,300	2,014,537	(42,237)
General and administrative	2,328,209	2,864,408	(536,199)
Other income (expense)	(6,208)	279,191	(285,399)
Provision for income taxes	-	-	-
Net loss	$(1,412,070)	$(1,589,432)	$177,362

Revenues

Revenue for the nine months ended September 30, 2023 was $2,894,647 as compared to $3,010,322 for the nine months ended September 30, 2022. This slight decrease was primarily due to the expiration of a customer contract and normal fluctuations in our billing cycle.

Operating Expenses

Cost of revenues

Cost of revenues was $1,972,300 for the nine months ended September 30, 2023 compared to $2,014,537 for the same period in 2022. The decrease was the result of staffing consolidations and normal business fluctuations.

General and administrative

General and administrative expenses decreased $536,199 to $2,328,209 for the nine months ended September 30, 2023, as compared to $2,864,408 in the same period of 2022. The decrease is primarily attributable to approximate decreases in stock-based compensation of $570,000, legal and professional fees of $46,000, bad debt reserve expense of $14,000 and inventory write downs of $157,000, partially offset by a one-time legal judgement of $461,856. We expect general and administrative expenses adjusted for one-time expenses to remain relatively flat during the rest of 2023.

Other income

We had other expense of $6,208 during the nine months ended September 30, 2023 comprised of interest expense.

We had other income of $279,191 during the nine months ended September 30, 2022 related to the forgiveness of PPP Loans under the CARES Act.

Net Loss

For the nine months ended September 30, 2023, we incurred a net loss of $1,412,070 compared to a net loss of $1,589,432 for the same period in 2022.

Liquidity and Capital Resources

Cash Flows

	Nine months ended September 30,
	2023	2022

Net cash used in operating activities	$(701,282)	$(434,399)
Net cash used in investing activities	-	-
Net cash used in by financing activities	524,249	725,050
Change in cash	$(177,033)	$290,651

Operating Activities

Cash used in operating activities was approximately $701,000 for the nine months ended September 30, 2023, mainly related to the net loss of approximately $1,412,000, a $51,000 increase in accounts receivable and a decrease in deferred revenue of $188,000, partially offset by non-cash stock-based compensation of $336,000, bad debt expense of $64,000, an increase in accounts payable and accrued liabilities of $539,000 and decrease in prepaid expenses of $10,000.

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

Investing Activities

The Company did not have any investing activities during the nine months ended September 30, 2023 and 2022.

Financing Activities

Cash provided by financing activities was approximately $524,000 for the nine months ended September 30, 2023, consisting of approximately $573,000 in proceeds from the sale of common stock and $23,000 in proceeds from advances from related party, offset by $48,000 in repayments of notes payable, and $24,000 in repayments of shareholder advances.

Cash provided by financing activities was $725,050 for the nine months ended September 30, 2022. This consisted of net proceeds from a common stock placement.

Off-Balance Sheet Arrangements

As September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2023, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of September 30, 2023, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed in the Company’s periodic reports filed with the SEC, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000.00 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,545.63. The Company received the final decision of the Arbitrator on October 16, 2023, awarding Core IR $461,856.15, including unpaid compensation, indemnification for legal fees and costs, prevailing party legal fees and interest (the “Award”). The payment is required to be made within thirty days of the Award. The Company is currently evaluating its legal options, including commencing legal action to set aside the Award. The Company may or may not be able to obtain a modification/reversal of the Award. If the Company is not able to obtain a modification/reversal, the Company will be obligated to pay the amount of the Award.

Hadrian Equities Partners, LLC et ano. v. SCWorx Corp,

Case No. 22-cv-07096 (JLR) (S.D.N.Y)

On August 19, 2022, Hadrian Equities Partners, LLC and the Phillip W. Caprio, Jr. 2007 Irrevocable Trust filed a complaint in the United States District Court for the Southern District of New York alleging that SCWorx was dilatory and did not comply with its alleged contractual duties to remove the restrictions from Plaintiffs’ converted AMMA stock to SCWorx stock until August 10 and August 11, 2020. Plaintiffs allege that as a result, they were unable to sell their SCWorx stock when SCWorx was trading at its highest price on April 13, 2020. The Complaint seeks $500,000 in damages. To date, the Complaint has not been served. Plaintiffs filed an Amended Complaint on November 28, 2022. On February 6, 2023, SCWorx filed its answer to the Amended Complaint interposing numerous defenses. Plaintiff has since filed a Second Amended Complaint which the Company has answered. The Company and Plaintiffs have reached an agreement in principle to resolve this matter and are currently negotiating a settlement agreement. The agreement in principle calls for the Company to issue the Plaintiffs 30,000 shares of restricted common stock and make a cash payment of $20,000 upon the earlier of the closing of the planned business combination transaction previously disclosed and March 1, 2024.

Carole R. Bernstein, Esq. v. SCWorx Corp.

As previously disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2023, on June 7, 2023, Carole R. Bernstein, Esq. filed a complaint in the United States District Court for the Southern District of New York against the Company. The complaint alleges that the Company breached its engagement agreement with Ms. Bernstein by failing to pay legal fees when due. Ms. Bernstein is seeking to recover $69,163.98 fees owing for services, plus interest, costs, including her attorney’s fees. At the request of the Plaintiff, the Clerk of the Court entered a default against the Company for failure to file responsive pleadings in a timely fashion. The Plaintiff has since moved the Court for entry of a default judgment. The Company has filed a motion to oppose Plaintiff’s motion for the entry of a default judgment and cross-moved for an order to vacate the default. These motions are currently pending before the Court.

Item 1A. Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the nine month period ended September 30, 2023, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K.

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

Exhibit #	Exhibit Description
3.1	Certificate of Incorporation, as amended October 6, 2023*

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: November 14, 2023	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: November 14, 2023	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer
(Principal Financial Officer)