Form 10-K
period 2023-12-31
SCWorx Corp.
filed 2024-09-24
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37899

SCWORX CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-5412331
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 S Ashley Dr, Suite 100

Tampa, FL 33602

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

As of June 30, 2023, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $6.4 million, based on the last reported trading price of the Common Stock on that date, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock as of September 23, 2024 was 1,599,367.

SCWORX CORP.

ANNUAL

REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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

ii

PART I

Item 1. Business

Corporate Information

SCWorx, LLC (n/k/a SCW FL Corp.) (“SCW LLC”) was a privately held limited liability company which was organized in Florida on November 17, 2016. On December 31, 2017, SCW LLC acquired Primrose Solutions, LLC (“Primrose”), a Delaware limited liability company, which became its wholly-owned subsidiary and focused on developing functionality for the software now used and sold by SCWorx Corp. (the “Company” or “SCWorx”). The majority interest holders of Primrose were interest holders of SCW LLC and based upon Staff Accounting Bulletin Topic 5G, the technology acquired has been accounted for at predecessor cost of $0. To facilitate the planned acquisition by Alliance MMA, Inc., a Delaware corporation (“Alliance”), on June 27, 2018, SCW LLC merged with and into a newly-formed entity, SCWorx Acquisition Corp., a Delaware corporation (“SCW Acquisition”), with SCW Acquisition being the surviving entity. Subsequently, on August 17, 2018, SCW Acquisition changed its name to SCWorx Corp. On November 30, 2018, the Company and certain of its stockholders agreed to cancel 6,510 shares of common stock. In June 2018, the Company began to collect subscriptions for common stock. From June to November 2018, the Company collected $1,250,000 in subscriptions and issued 3,125 shares of common stock to new third-party investors. In addition, on February 1, 2019, (i) SCWorx Corp. (f/k/a SCWorx Acquisition Corp.) changed its name to SCW FL Corp. (to allow Alliance to change its name to SCWorx Corp.) and (ii) Alliance acquired SCWorx Corp. (n/k/a SCW FL Corp.) in a stock-for-stock exchange transaction and changed Alliance’s name to SCWorx Corp., which is the Company’s current name, with SCW FL Corp. becoming the Company’s subsidiary. On March 16, 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC to endeavor to source and provide critical, difficult-to-find items for the healthcare industry which it has since ceased.

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

The effects of the reverse stock split have been reflected in this Annual Report on Form 10-K for all periods presented.

Our principal executive offices are located at 100 S Ashley Dr, Suite 100 Tampa, FL 33602. Our telephone number is (844) 472-9679.

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

Employees

As of December 31, 2023, we had 7 employees, of which 2 were management and finance and the rest in operations. We primarily utilize independent contractors and third-party vendors for software, maintenance of our database and customer software installation.

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

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. For the year ended December 31, 2023, our revenues were $3,804,943, and we had a net loss of $3,981,144. For the year ended December 31, 2022, our revenues were $4,038,188, and we had a net loss of $1,847,406. At December 31, 2023, we had an accumulated deficit of $29,839,841.

We incurred losses from operations of $1,450,662 for the year ended December 31, 2023 and $2,126,597 for the year ended December 31, 2022. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in our target market and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

If we are unable to grow our revenue, we may never achieve or sustain profitability.

To become profitable, we must, among other things, increase our revenues. Our total revenues declined approximately $233,000 (5.7%) to $3,804,943 in the year ended December 31, 2023 as compared to $4,038,188 in the year ended December 31, 2022.  This decline in revenue may continue if we are unable to develop and market new products, which could help us increase our sales to existing customers or develop new customers. Even if we are able to grow our revenues, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

Risks Related to Our Business

There is substantial doubt about our ability to continue as a going concern.

Our auditors have indicated in their report on our financial statements for the year ended December 31, 2023 that conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements.

As of December 31, 2023, we had only limited cash on hand, a working capital deficit of $1,898,625 and accumulated deficit of $29,839,841. During the year ended December 31, 2023, we had a net loss of $3,981,144 and used $806,164 of cash in operations. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

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

Our customer base is highly concentrated. Due to the size and nature of our contracts, one or a few customers have during any given year, as well as over a period of consecutive years, represented a substantial portion of our consolidated revenues and gross profits, see Note 3, Summary of Significant Accounting Policies for further detail. Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers contract from us. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future.

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

As of December 31, 2023, there were outstanding warrants to purchase an aggregate of 11,394 shares of our common stock at a weighted-average exercise price of $58.72 per share, all of which were exercisable as of such date. As of December 31, 2023, there were outstanding options to purchase an aggregate of 3,333 shares of our common stock at a weighted-average exercise price of $39.60 per share, all of which were exercisable as of such date. The market price of our common stock also may be adversely affected by our issuance of shares of our capital stock or convertible securities in connection with future acquisitions, or in connection with our financing efforts.

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

Maintaining effective internal control over financial reporting is necessary for us to produce accurate and complete financial reports and to help prevent financial fraud. In addition, such control is required in order to maintain the listing of our common stock on the Nasdaq Capital Market. While we have undertaken remedial steps to improve our financial reporting process, including the implementation of a firm-wide accounting information system that collects, stores and processes financial and accounting data on a consolidated basis for use in meeting our reporting obligations, our internal control over financial reporting has not been effective. For the year ended December 31, 2023, we did not have effective controls over financial reporting. Our management has identified material weaknesses in our internal controls related to deficiency in our ability to have proper segregation of duties.

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

As of December 31, 2023, the Company had goodwill of $5,842,433. We evaluate goodwill at least annually, and will do so more frequently if events or circumstances indicate that impairment may have occurred. Many of the assumptions and estimates that we make in order to estimate the fair value of our intangible assets directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and the discount rates applied to expected cash flows. We are able to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To avoid undue influence, we have set criteria that are followed in making assumptions and estimates. The determination of whether goodwill or acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting unit. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property. The principal executive offices are located at an office complex in Tampa, Florida, consisting of shared office space that we are leasing. The lease is under a month-to-month lease agreement. The lease allows for the limited use of private offices, conference rooms, mail handling, videoconferencing, and certain other business services.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed in the Company’s periodic reports filed with the SEC, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000. arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,546. The Company received the final decision of the Arbitrator on October 16, 2023, awarding Core IR $461,856 including unpaid compensation, indemnification for legal fees and costs, prevailing party legal fees and interest (the “Award”). Core IR has since obtained a judgement in the amount of approximately $502,000 (including interest) (“Judgement”). The Company and Core IR entered into a settlement agreement dated July 12, 2024 under which the Company agreed to issue Core IR shares of its common stock with a value of $502,000 (determined based on sales proceeds realized by Core IR), in full and complete satisfaction of the Judgement. The settlement agreement is filed as exhibit 10.5 to this annual report on Form 10-K.

Hadrian Equities Partners, LLC et ano. v. SCWorx Corp,

Case No. 22-cv-07096 (JLR) (S.D.N.Y)

On August 19, 2022, Hadrian Equities Partners, LLC and the Phillip W. Caprio, Jr. 2007 Irrevocable Trust filed a complaint in the United States District Court for the Southern District of New York alleging that SCWorx was dilatory and did not comply with its alleged contractual duties to remove the restrictions from Plaintiffs’ converted AMMA stock to SCWorx stock until August 10 and August 11, 2020. Plaintiffs allege that as a result, they were unable to sell their SCWorx stock when SCWorx was trading at its highest price on April 13, 2020. The Complaint sought $500,000 in damages. Plaintiffs filed an Amended Complaint on November 28, 2022. On February 6, 2023, SCWorx filed its answer to the Amended Complaint interposing numerous defenses. Plaintiff have since entered into a settlement agreement dated December 1, 2023 (effective as of October 23, 2023) (as amended April 29, 2024), under which the Company agreed to pay Plaintiffs $20,000 and issue them 37,500 shares of common stock, all in full settlement of the claims made in the lawsuit. The cash payment was made in July 2024, and the shares were issued in May 2024.

Carole R. Bernstein, Esq. v. SCWorx Corp.

As previously disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2023, on June 7, 2023, Carole R. Bernstein, Esq. filed a complaint in the United States District Court for the Southern District of New York against the Company. The complaint alleged that the Company breached its engagement agreement with Ms. Bernstein by failing to pay legal fees when due. Ms. Bernstein sought to recover $69,164 fees owing for services, plus interest, costs, including her attorney’s fees. The Company and the Plaintiff have since entered into a settlement agreement dated July 12, 2024, under which the Company agreed to pay Plaintiffs $80,000 in two equal installments of $40,000, the first of which was paid August 9, 2024, and the second of which is payable on or about October 9, 2024.

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

The effects of the reverse stock split have been reflected in this Annual Report on Form 10-K for all periods presented.

	2023		2022
	High	Low	High	Low
First Quarter	$7.38	$4.80	$20.70	$10.50
Second Quarter	$9.90	$3.18	$16.95	$9.75
Third Quarter	$5.70	$2.72	$12.92	$9.03
Fourth Quarter	$3.23	$1.65	$10.95	$5.70

Holders of Record

As of September 23, 2024, there were 1,599,367 outstanding shares of common stock held by 433 stockholders of record.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of SCWorx and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Management applies fair value accounting for significant financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements. Management defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, management considers the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue
	For the years ended		Accounts Receivable
	December 31,		December 31,
Customers	2023	2022	2023	2022
Customer A	12%	12%	7%	12%
Customer B	11%	10%	22%	10%
Customer C	15%	14%	12%	15%
Customer D	12%	12%	7%	6%
Customer E	1%	-%	15%	-%
Customer F	5%	5%	-%	30%

Allowance for Credit Losses

Accounts receivable are comprised of amounts billed and currently due from customers. Accounts receivable are amounts related to any unconditional right the Company has for receiving consideration and are presented as accounts receivable in the consolidated balance sheets. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. The Company employs an expected credit loss model utilizing historical loss rates and historical trends in credit quality indicators (e.g., delinquency, risk ratings), adjusted to reflect current economic conditions and knowledge or customer relationships.

Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, changes in customer payment terms, and specific customer situations. The Company’s normal collection cycle ranges between thirty and 60 days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable The Company has assessed all receivables are collectable and did not record an allowance for credit losses as of December 31, 2023 and 2022.

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

For further discussion of goodwill, refer to Note 5, Goodwill.

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

As of December 31, 2023, we had $378,583 of remaining performance obligations recorded as deferred revenue. We expect to recognize sales relating to these existing performance obligations of during 2024.

Costs to Fulfill a Contract

Costs to fulfill a contract typically include costs related to satisfying performance obligations as well as general and administrative costs that are not explicitly chargeable to customer contracts. These expenses are recognized and expensed when incurred in accordance with Accounting Standard Codification (“ASC”) 340-40.

Cost of Revenue

Cost of revenues primarily represent data center hosting costs, consulting services and maintenance of our large data array that were incurred in delivering professional services and maintenance of our large data array during the periods presented.

Contract Balances

Contract assets arise when the revenue associated prior to our unconditional right to receive a payment under a contract with a customer (i.e., unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of December 31, 2023 and 2022.

Contract liabilities arise when customers remit contractual cash payments in advance of our company satisfying our performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Deferred revenue for contract liabilities were $378,583 and $579,833 as of December 31, 2023 and 2022, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the year ended December 31, 2023, we evaluated available evidence and concluded that we may not realize all the benefits of our deferred tax assets; therefore, a valuation allowance was established for our deferred tax assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings. During the years ended December 31, 2023 and 2022, we completed the accounting for tax effects of the Tax Act under ASC 740. There were no impacts to the years ended December 31, 2023 and 2022.

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

Loss Per Share

We compute earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants and the exercise of fully vested restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2023 and 2022, we had 273,059 and 180,390, respectively, common stock equivalents outstanding.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to allowance for credit losses, the estimated useful lives and recoverability of long-lived assets, equity component of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2023 and 2022.

Our operating results for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years ended
	December 31, 2023	December 31, 2022	Difference

Revenue	$3,804,943	$4,038,188	$(233,245)
Cost of revenues	2,535,865	2,624,553	(88,688)
General and administrative	2,719,740	3,537,077	(817,337)
Other income (expense)	(2,530,482)	276,036	(2,806,518)
Provision for income taxes	-	-	-
Net loss	$(3,981,144)	$(1,847,406)	$(2,133,738)

Revenues

Revenue for the year ended December 31, 2023 was $3,804,943, compared to $4,038,188 in revenue for the year ended December 31, 2022. The decline in revenue is primarily related to a slight decrease in overall revenues from SaaS customer sales during the period due to fluctuations in our customer base.

Cost of Revenues

Cost of revenues for the year ended December 31, 2023 was $2,535,865, compared to $2,624,553 for the year ended December 31, 2022. The $88,688 decrease is primarily related to a decrease in labor costs during the current year.

Expenses

General and administrative expenses decreased $817,337 to $2,719,740 for the year ended December 31, 2023, as compared to $3,537,077 in the same period of 2022. This decrease was primarily due decreases in non-cash stock compensation expense of approximately $780,000, legal and professional fees of approximately $87,000, inventory write-downs of approximately $157,000 and bad debt expense of approximately $30,000, partially offset by to an increase in accruals for legal settlement of approximately $462,000. We expect general and administrative expenses (excluding non-cash compensation expenses) to remain relatively flat during 2024 with the exception of increases in our sales force.

We had other losses of $2,530,482 During the year ended December 31, 2023 consisting of write-down of goodwill of $2,524,034 and interest expense of $6,448.

We had other income of $276,036 during the year ended December 31, 2022 related primarily to the forgiveness of PPP loans.

Liquidity and Capital Resources

Going Concern

Management has concluded on our consolidated financial statements for the year ended December 31, 2023 that conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements. As of December 31, 2023, we had a working capital deficit of $1,898,625 and accumulated deficit of $29,839,841. During the year ended December 31, 2023, we had a net loss of $3,981,144 and used $806,164 of cash in operations. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

Recent Fundraising

During the year ended December 31, 2023, the Company issued an aggregate 134,056 shares of common stock for aggregate gross proceeds of $572,906 as under its existing equity line of credit.

Liquidity

We are currently experiencing a working capital deficiency, have limited cash on hand, and we are experiencing negative cash flows from operations. Consequently, we have an immediate need for additional capital to fund our operations and the implementation of our business plan.

Based on our current business plan, if we had sufficient capital resources, we anticipate that our operating activities would use a net of approximately $70,000 in cash per month over the next twelve months, or approximately $800,000. Currently we have only limited cash on hand, and consequently, we are unable to implement our current business plan. Accordingly, we have an immediate need for additional capital to fund our operating activities.

In order to remedy this liquidity deficiency, we have cut spending and are actively seeking to raise additional funds through the sale of equity and debt securities. Ultimately, we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial additional revenues from the sale of our products and services. As previously stated, our operations are generating negative cash flows, and thus adversely affecting our liquidity. If we are able to secure sufficient funding in the first half of 2024 to fully implement our business plan, we expect that our operations could begin to generate positive cash flows by the end of 2024, which should ameliorate our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to fully implement our business plan, in which case there could be a material adverse effect on our results of operations and financial condition.

In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we will be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities (see Note 2 to the Financial Statements – Liquidity and Going Concern).

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

Cash Flows

	Years ended December 31,
	2023	2022

Net cash used in operating activities	$(806,164)	$(540,036)
Net cash provided by investing activities	165,000	-
Net cash provided by financing activities	483,138	718,423
Change in cash	$(158,026)	$178,387

Our operations through December 31, 2023 have resulted in negative cash flows from operations of $806,164. If we are able to raise additional capital during first half of 2024 and generate additional revenue through the acquisition of new customers, we believe we may begin to generate positive operating cash flows by the end of 2024. However, there is no assurance we will be able to increase our revenue sufficiently so as to generate positive operating cash flows within this time frame.

Operating Activities

Net cash used in operating activities was $806,164 for the year ended December 31, 2023, mainly related to the net loss of $3,981,144, a decrease in deferred revenue obligations of $201,250 and an increase in net accounts receivable of $16,780, partially offset by non-cash stock-based compensation of $361,363 related to various equity awards to employees and non-employees, $48,000 in bad debt expense, a $25,647 decrease in prepaid expenses and an increase of $433,966 in accounts payable and accrued liabilities.

Net cash used in operating activities was $540,036 for the year ended December 31, 2022, mainly related to the net loss of $1,847,406 and a gain on forgiveness of PPP Loans of $279,191, partially offset by non-cash stock-based compensation of $1,141,932 related to various equity awards to employees and non-employees, $78,125 in bad debt expense, and a $156,600 decrease in inventory valuation.

Investing Activities

The Company received $165,000 in investing activities during the year ended December 31, 2023 related to a potential reverse acquisition. Under the terms of the agreement, all funds received by the Company were contributed upon the termination of the acquisition agreement.

The Company did not have any investing activities during the year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities was $483,138 for the year ended December 31, 2023. This consisted of $572,906 in proceeds from a common stock placement and $193,558 in proceeds from advances, partially offset by repayments of $193,558 in proceeds from advances, $57,390 in repayments on notes payable and $32,378 in payments on shareholder advance.

Net cash provided by financing activities was $718,423 for the year ended December 31, 2022. This consisted of proceeds of $725,050 from a common stock placement partially offset by loan repayments of $6,627.

Contractual Cash Obligations

Refer to Note 8, Commitments and Contingencies, in the accompanying consolidated financial statements for additional detail.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 3, 2024, the US Securities and Exchange Commission (“Commission”) entered an Order denying BF Borgers CPA PC (“BF Borgers”) the privilege of appearing or practicing before the Commission as an accountant. As a result, BF Borgers may not participate in or perform the audit or review of financial information included in Commission filings, issue audit reports included in Commission filings, provide consents with respect to audit reports, or otherwise appear or practice before the Commission. practicing before the SEC. As a result of the foregoing, On May 7, 2024, the board of directors of the Company terminated BF Borgers as the Registrant’s independent registered public accounting firm. BF Borgers had audited the Company’s financial statements since 2021.

BF Borger’s report on the Company’s financial statements for the fiscal year ended December 31, 2022 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principle, except for an explanatory paragraph relating to a substantial doubt regarding the Company’s ability to continue as a going concern. During the fiscal year ended December 31, 2022, and through May 7, 2024, there were no disagreements with BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to BF Borgers’s satisfaction, would have caused BF Borgers to make reference to the subject matter of the disagreement in connection with its report.

During the fiscal year ended December 31, 2022, and through May 7, 2024, there were no “reportable events” as defined under Item 304(a)(1)(v) of Regulation S-K, except for material weaknesses in internal control over financial reporting.

On May 16, 2024, the Company appointed Astra Audit and Advisory, LLC (“Astra”) as its new independent registered public accounting firm, effective immediately, for the fiscal years ending December 31, 2023, and 2022. This appointment was authorized and approved by the Audit Committee of the Company’s Board of Directors.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to deficiencies caused by a lack of segregation of duties, our Disclosure Controls were not effective as of December 31, 2023, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

None

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of the date of filing of this Report:

Name	Age	Position(s)
Timothy A. Hannibal	55	President & Chief Executive Officer, Director
Chris Kohler	43	Chief Financial Officer
Alton Irby	83	Director
Steven Horowitz	53	Director
Vincent Matozzo	40	Director

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

Steve received his MBA from Adelphi University and earned his BS in business management from Cornell University. He is a licensed CPA and Chartered Global Management Accountant (CGMA). Steve is a member of the American Institute of Certified Public Accountants (AICPA).

Vincent Matozzo

Mr. Matozzo is an innovative strategist and leader recognized for driving results through effective supply chain strategies and product innovation. He is a dynamic leader who drives change and delivers results for clients, corporations, and consortiums. He is passionate about automating processes and delivering a superior customer experience while enabling teams. Mr. Matozzo is a subject matter expert in Lean and Agile process modeling, with experience in all aspects of pre-award modeling to post-award monitoring, requisitioning to reimbursement- including data visualization and procurement. He has expertise in technical execution and supply chain innovation and enjoys deploying initiatives in technology development to continuously improve interoperability and operations. Mr. Matozzo is a featured speaker and expert in supply chain organizational development and business continuity. He is skilled in designing and implementing innovative business models that produce dramatic results. Mr. Matozzo has served in various supply chain capacities across manufacturing, aerospace, and healthcare at organizations including Yale New Haven Health, Vizient, and NYU Langone Health.

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

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee has authority to review our financial records, engage with our independent auditors, recommend policies with respect to financial reporting to the Board of Directors and investigate all aspects of our business. The members of the audit committee are Mr. Horowitz (chair), Mr. Irby and Mr. Matozzo. The audit committee consists exclusively of directors who are financially literate. In addition, Mr. Horowitz is considered an “audit committee financial expert” as defined by the SEC’s rules and regulations. All members of the Audit Committee currently satisfy the independence requirements and other established criteria of Nasdaq.

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. The members of the compensation committee are Mr. Irby (chair), Mr. Horowitz and Mr. Matozzo.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee identifies and nominates candidates for membership on the Board of Directors, oversees Board of Directors’ committees, advises the Board of Directors on corporate governance matters and any related matters required by the federal securities laws. The members of the Nominating Committee are Mr. Matozzo (chair), Mr. Irby and Mr. Horowitz, and all currently satisfy the independence requirements and other established criteria of Nasdaq.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, and without conducting an independent investigation of our own, we believe that with respect to the fiscal year ended December 31, 2023, our officers and directors, and all of the persons known to us to beneficially own more than 10% of our common stock filed all required reports on a timely basis.

Item 11. Executive Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2023 and 2022 awarded to, earned by or paid to our executive officers. The value attributable to any option awards and stock awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 9, Stockholders’ Equity, to our consolidated year-end financial statements, the assumptions made in the valuation of these option awards and stock awards is set forth therein.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	$	($)	($)	($)	($)	($)	($)
Timothy Hannibal (1)	2023	250,000	-	-	-	-	27,445	277,445
President, Chief Executive Officer and Director	2022	250,000	-	-	-	-	44,996	294,996

Chris Kohler (2)	2023	108,000	-	-	-	-	4,000	112,000
Chief Financial Officer	2022	90,000	-	-	-	-	-	90,000

(1)	Mr. Hannibal was hired as Chief Revenue Officer on February 1, 2019 and was appointed Interim Chief Financial Officer on June 10, 2020. On August 10, 2020 Mr. Hannibal was appointed President and Chief Operating Officer. On May 28, 2021 Mr. Hannibal was appointed President and Chief Executive Officer.

(2)	Mr. Kohler has served as Chief Financial Officer since November 1, 2020.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2023 and 2022 awarded to, earned by or paid to our directors. The value attributable to any stock option awards reflects the grant date fair values of stock awards calculated in accordance with ASC Topic 718.

		Fees				Non-Equity
		Earned or				Incentive
		Paid in		Stock	Option	Plan	All Other
	Fiscal	Cash	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Alton Irby (1)	2023	-	-	-	-	-	-	-
Chairman and Director	2022	-	-	-	-	-	-	-

Vincent Matozzo (2)	2023	-	-	-	-	-	-	-
Director	2022	-	-	-	-	-	-	-

Steven Horowitz (3)	2023	-	-	-	-	-	-	-
Director	2022	-	-	-	-	-	-	-

John Ferrara (4)	2023	-	-	27,977	-	-	-	27,977
Former Director	2022	-	-	124,200	-	-	-	124,200

Steven Wallitt (5)	2023	-	-	-	-	-	-	-
Former Director	2022	-	-	110,400	-	-	-	110,400

(1)	Alton Irby was appointed as a Director on March 16, 2021. Effective May 15, 2024, Mr Irby returned all previously received stock grants to the Company.

(2)	Vincent Matozzo was appointed as a Director on August 17, 2023. Effective May 15, 2024, Mr Matozzo returned all previously received stock grants to the Company.

(3)	Steven Horowitz was appointed as a Director on August 11, 2021. Effective May 15, 2024, Mr Horowitz returned all previously received stock grants to the Company.

(4)	John Ferrara was appointed as a Director on August 11, 2021. Mr Ferrera resigned as a director effective August 18, 2023

(5)	Steven Wallitt was appointed as a Director on October 4, 2019. Mr Wallitt’s service was not continued effective approval of the Company’s proxy statement nominations at our shareholder meeting held December 22, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 23, 2024: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of September 23, 2024, there were 1,599,367 shares of our common stock outstanding.

Amount and Nature of Beneficial Ownership as of September 23, 2024 (1)

	Common	Preferred	Options/		Percentage
Named Executive Officers and Directors	Stock	Stock	Warrants	Total	Ownership
Current
Timothy Hannibal	54,788	-	-	54.788	3.3%
Chris Kohler	6,983	-	-	6.983	*	%
Alton Irby	-	-	-	-	*	%
Vincent Matozzo	-	-	-	-	*	%
Steven Horowitz	-	-	-	-	*	%
Directors and Executive Officers as a Group (5 persons)	61,771	-	-	61,771	3.6%

Former
Steven Wallitt	-	5000	-	5000	*	%
John Ferrera	13,055	-	-	-	1.0%

*	Represents beneficial ownership of less than 1% of our outstanding stock.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock that may be acquired upon the exercise of stock options within 60 days of September 23, 2024. In determining the percent of common stock owned by a person or entity on September 23, 2024, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days of September 23, 2024 upon the exercise of stock options, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on September 23, 2024 and (ii) the total number of shares that the beneficial owner may acquire upon exercise of stock options within 60 days of September 23, 2024. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o SCWorx Corp., 100 S Ashley Dr, Suite 100 Tampa, FL 33602.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

At December 31, 2023 and 2022 Company had amounts due to officers in the amount of $149,838 and $153,838, respectively.

During September 2021, the Company’s former CEO (also a significant shareholder) advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand. The Company had balances of $67,622 and $100,000 included in shareholder advance on the Company’s consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Between May 24, 2023 and November 29, 2023, the Company’s CFO advanced an aggregate $193,558 in cash to the Company for short term capital requirements. As of December 31, 2023, all advanced amounts have been repaid.

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

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors has selected Astra Audit and Advisory, LLC (“Astra”), an independent registered public accounting firm, to audit our financial statements for the years ended December 31, 2023 and 2022.

BF Borgers CPA PC served as our independent registered public accounting firm from April 2021 through May 2024 at which time the US Securities and Exchange Commission (“Commission”) entered an Order denying BF Borgers CPA PC (“BF Borgers”) the privilege of appearing or practicing before the Commission as an accountant. The Company subsequently terminated BF Borgers as its independent registered public accounting firm.

Principal Accountant Fees and Services

During 2023 and 2022, fees for services provided by Astra Audit and Advisory, LLC were as follows:

For the year ended December 31,
	2023	2022
Audit Fees	$-	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$-	$-

During 2023 and 2022, fees for services provided by BF Borgers CPA PC were as follows:

	For the year ended December 31,
	2023	2022
Audit Fees	$192,500	$179,400
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$192,500	$179,400

Audit Fees

Audit fees for 2023 and 2022 include amounts related to the audit of our annual consolidated financial statements and quarterly review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q.

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

SCWorx Corp.

By:	/s/ Timothy Hannibal
Timothy Hannibal
President, Chief Executive Officer
September 23, 2024

By:	/s/ Chris Kohler
Chris Kohler
Chief Financial Officer
September 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Timothy Hannibal
Timothy Hannibal
President, Chief Executive Officer, Director
September 23, 2024

/s/ Chris Kohler
Chris Kohler
Chief Financial Officer
September 23, 2024

/s/ Alton Irby
Alton Irby, Chairman
September 23, 2024

/s/ Vincent Matazzo
Vincent Matazzo Director
September 23, 2024

/s/ Steven Horowitz
Steven Horowitz Director
September 23, 2024

Index to Consolidated Financial Statements

SCWorx Corp.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of SCWorx Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SCWorx Corp. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and working capital deficits. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Astra Audit & Advisory, LLC

We have served as the Company’s auditor since 2024.

Tampa, Florida

September 23, 2024

 3702 West Spruce Street #1430 i Tampa, Florida 33607 i +1.813.441.9707

SCWorx Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$91,436	$249,462
Accounts receivable	304,813	336,033
Prepaid expenses and other assets	39,533	295,180
Total current assets	435,782	880,675

Goodwill	5,842,433	8,366,467
Total assets	$6,278,215	$9,247,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,613,364	$1,364,202
Accounts payable and accrued liabilities - related party	149,838	153,838
Stockholder advance	67,622	100,000
Deferred revenue	378,583	579,833
Equity financing	125,000	125,000
Total current liabilities	2,334,407	2,322,873

Long-term liabilities:
Loans payable	90,359	147,749
Total long-term liabilities	90,359	147,749

Total liabilities	2,424,766	2,470,622

Commitments and contingencies (Note 8)	-	-

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding	40	40
Common stock, $0.001 par value; 45,000,000 shares authorized; 1,232,333 and 867,574 shares issued and outstanding, respectively	1,232	868
Additional paid-in capital	33,692,018	32,034,309
Subscriptions payable	-	600,000
Accumulated deficit	(29,839,841)	(25,858,697)
Total stockholders’ equity	3,853,449	6,776,520

Total liabilities and stockholders’ equity	$6,278,215	$9,247,142

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Operations

	For the years ended
	December 31,
	2023	2022

Revenue	$3,804,943	$4,038,188
Cost of revenues	2,535,865	2,624,553
Gross profit	1,269,078	1,413,635

Operating expenses:
Legal and Professional	839,183	927,183
Salaries and wages	310,988	329,641
Stock compensation	361,363	1,141,932
General and administrative	1,208,206	1,138,321
Total operating expenses	2,719,740	3,537,077

Loss from operations	(1,450,662)	(2,123,442)

Other income (expense)
Interest expense	(6,448)	(3,155)
Impairment of goodwill	(2,524,034)	-
Gain on forgiveness of PPP loan	-	279,191
Total other (expense) income	(2,530,482)	276,036

Net loss before income taxes	(3,981,144)	(1,847,406)

Provision for (benefit from) income taxes	-	-

Net loss	$(3,981,144)	$(1,847,406)

Net loss per share, basic and diluted	$(3.86)	$(2.32)

Weighted average common shares outstanding, basic and diluted	1,032,666	797,871

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Changes in Stockholders’ Equity

					Additional
Year ended	Preferred Stock		Common stock		paid-in	Subscriptions	Accumulated
December 31, 2023	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2022	39,810	$40	867,574	$868	$32,034,309	$600,000	$(25,858,697)	$6,776,520

Shares issued as settlement of accounts payable	-	-	69,072	69	188,735	-	-	188,804
Shares issued under equity line of credit, net of financing costs	-	-	134,056	134	342,772	-	-	342,906
Shares issued for vested restricted stock units	-	-	16,935	17	(17)	-	-	-
Shares issued for settlement of class action	-	-	129,458	129	599,871	(600,000)	-	-
Shares issued for cashless exercise of warrants	-	-	15,238	15	(15)	-	-	-
Proceeds received from potential acquisition	-	-	-	-	165,000	-	-	165,000
Stock based compensation	-	-	-	-	361,363	-	-	361,363
Net loss	-	-	-	-	-	-	(3,981,144)	(3,981,144)

Ending balance, December 31, 2023	39,810	$40	1,232,333	$1,232	$33,692,018	$-	$(29,839,841)	$3,853,449

					Additional
Year ended	Preferred Stock		Common stock		paid-in	Subscriptions	Subscriptions
December 31, 2022	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2021	39,810	$40	753,081	$753	$29,815,568	$600,000	$(24,011,291)	$6,405,070

Shares issued as settlement of accounts payable	-	-	11,651	12	151,862	-	-	151,874
Shares issued for common stock placement	-	-	76,923	77	724,973	-	-	725,050
Shares issued for vested restricted stock units	-	-	7,400	7	(7)	-	-	-
Commitment shares issued in conjunction with capital raise	-	-	18,519	19	199,981	-	-	200,000
Stock based compensation	-	-	-	-	1,141,932	-	-	1,141,932
Net loss	-	-	-	-	-	-	(1,847,406)	(1,847,406)

Ending balance, December 31, 2022	39,810	$40	867,574	$868	$32,034,309	$600,000	$(25,858,697)	$6,776,520

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(3,981,144)	$(1,847,406)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	2,524,034	-
Gain on forgiveness of PPP loan	-	(279,191)
Impairment of inventory	-	156,600
Stock-based compensation	361,363	1,141,932
Bad debt expense	48,000	78,125
Changes in operating assets and liabilities:
Accounts receivable	(16,780)	50,693
Prepaid expenses and other assets	25,647	(31,238)
Accounts payable and accrued liabilities	433,966	83,366
Deferred revenue	(201,250)	107,083
Net cash provided by (used in) operating activities	(806,164)	(540,036)

Cash flows from investing activities:
Proceeds from potential acquisition	165,000	-
Net cash provided by investing activities	165,000	-

Cash flows from financing activities:
Proceeds from the sale of common stock	572,906	725,050
Payments of loans payable	(57,390)	(6,627)
Payments of stockholder advance	(32,378)	-
Proceeds from advances - related party	193,558	-
Payments of advances - related party	(193,558)	-
Net cash provided by financing activities	483,138	718,423

Net (decrease) increase in cash	(158,026)	178,387

Cash, beginning of period	249,462	71,075

Cash, end of period	$91,436	$249,462

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,448	$131
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Commitment shares issued in conjunction with capital raise	$-	$200,000
Shares issued for vested restricted stock units	$17	$7
Shares issued for settlement of class action	$600,000	$-
Shares issued for cashless exercise of warrants	$15	$-

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Nature of Business

SCWorx, LLC (n/k/a SCW FL Corp.) (“SCW LLC”) was a privately held limited liability company which was organized in Florida on November 17, 2016. On December 31, 2017, SCW LLC acquired Primrose Solutions, LLC (“Primrose”), a Delaware limited liability company, which became its wholly-owned subsidiary and focused on developing functionality for the software now used and sold by SCWorx Corp. (the “Company” or “SCWorx”). The majority interest holders of Primrose were interest holders of SCW LLC and based upon Staff Accounting Bulletin Topic 5G, the technology acquired has been accounted for at predecessor cost of $0. To facilitate the planned acquisition by Alliance MMA, Inc., a Delaware corporation (“Alliance”), on June 27, 2018, SCW LLC merged with and into a newly-formed entity, SCWorx Acquisition Corp., a Delaware corporation (“SCW Acquisition”), with SCW Acquisition being the surviving entity. Subsequently, on August 17, 2018, SCW Acquisition changed its name to SCWorx Corp. On November 30, 2018, the Company and certain of its stockholders agreed to cancel 6,510 shares of common stock. In June 2018, the Company began to collect subscriptions for common stock. From June to November 2018, the Company collected $1,250,000 in subscriptions and issued 3,125 shares of common stock to new third-party investors. In addition, on February 1, 2019, (i) SCWorx Corp. (f/k/a SCWorx Acquisition Corp.) changed its name to SCW FL Corp. (to allow Alliance to change its name to SCWorx Corp.) and (ii) Alliance acquired SCWorx Corp. (n/k/a SCW FL Corp.) in a stock-for-stock exchange transaction and changed Alliance’s name to SCWorx Corp., which is the Company’s current name, with SCW FL Corp. becoming the Company’s subsidiary. On March 16, 2020, in response to the COVID-19 pandemic, SCWorx established a wholly-owned subsidiary, Direct-Worx, LLC to endeavor to source and provide critical, difficult-to-find items for the healthcare industry which it has since ceased.

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

The effects of the reverse stock split have been reflected in this Annual Report on Form 10-K for all periods presented.

On October 16, 2023, the Company entered into a letter of intent to merge with American Energy Partners, Inc. (“American Environmental”) and subsequently entered into a definitive agreement and plan of merger (the “Merger Agreement”) on December 22, 2023. The Merger Agreement was mutually terminate on March 26, 2024. During the year ended December 31, 2023, American Environmental contributed an aggregate $165,000 to the Company to assist in covering its operating expenses.

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

Note 2 – Liquidity and Going Concern

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

The Company has suffered recurring losses from operations and incurred a net loss of $3,981,144 for the year ended December 31, 2023 and $1,847,406 for the year ended December 31, 2022. The accumulated deficit as of December 31, 2023 was $29,839,841. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating losses will continue and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

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

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company did not have any amounts in excess of the FDIC insured limit for as of December 31, 2023 and 2022.

Fair Value of Financial Instruments

Management applies fair value accounting for significant financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements. Management defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, management considers the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing internal credit evaluations of its customers’ financial condition, obtains deposits and limits the amount of credit extended when deemed necessary but generally requires no collateral.

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue
	For the years ended		Accounts Receivable
	December 31,		December 31,
Customers	2023	2022	2023	2022
Customer A	12%	12%	7%	12%
Customer B	11%	10%	22%	10%
Customer C	15%	14%	12%	15%
Customer D	12%	12%	7%	6%
Customer E	1%	-%	15%	-%
Customer F	5%	5%	-%	30%

Allowance for Credit Losses

Accounts receivable are comprised of amounts billed and currently due from customers. Accounts receivable are amounts related to any unconditional right the Company has for receiving consideration and are presented as accounts receivable in the consolidated balance sheets. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. The Company employs an expected credit loss model utilizing historical loss rates and historical trends in credit quality indicators (e.g., delinquency, risk ratings), adjusted to reflect current economic conditions and knowledge or customer relationships.

Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, changes in customer payment terms, and specific customer situations. The Company’s normal collection cycle ranges between thirty and 60 days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable The Company has assessed all receivables are collectable and did not record an allowance for credit losses as of December 31, 2023 and 2022.

Inventory

The inventory balance at December 31, 2022 is related to the Company’s Direct-Worx, LLC subsidiary and consisted of approximately 87,000 gowns. These items are tracked based on average cost and carried on the consolidated balance sheet at the lower of cost or market.

During the year ended December 31, 2022, the Company wrote off all remaining $156,000 in the value of this inventory as unsellable. During the year ended December 31, 2023, the Company disposed of all remaining inventory previously written off.

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

For further discussion of goodwill, refer to Note 5, Goodwill.

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

Revenue recognition for the Company’s performance obligations are as follows:

Data Normalization and Professional Services

The Company’s Data Normalization and Professional Services are typically fixed fee. When these services are not combined with SaaS or Maintenance revenues as a single unit of accounting, these revenues are recognized as the services are rendered and when contractual milestones are achieved and accepted by the customer. When these services are combined with SaaS or Maintenance revenues, revenues recognized ratably over the period of the contract.

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

Remaining Performance Obligations

As of December 31, 2023, the Company had $378,583 of remaining performance obligations recorded as deferred revenue. The Company expects to recognize sales relating to these existing performance obligations of during 2024.

As of December 31, 2022, the Company had $579,833 of remaining performance obligations recorded as deferred revenue. The Company recognized sales relating to those existing performance obligations of during 2023.

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

Contract Balances

Contract assets arise when the revenue associated prior to the Company’s unconditional right to receive a payment under a contract with a customer (i.e., unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of December 31, 2023 and 2022.

Contract liabilities arise when customers remit contractual cash payments in advance of our company satisfying our performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $378,583 and $579,833 as of December 31, 2023 and 2022, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. The Company also grants performance based restricted stock awards to employees and consultants. These awards will vest if certain employee\consultant-specific or company-designated performance targets are achieved. If minimum performance thresholds are achieved, each award will convert into a designated number of the Company’s common stock. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the requisite service period. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the consolidated statements of operations and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period. Refer to Note 9, Stockholders’ Equity, for additional detail.

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants and the exercise of fully vested restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2023 and 2022, the Company had 180,390 and 273,059, respectively, common stock equivalents outstanding.

Indemnification

The Company provides indemnification of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s software. In accordance with authoritative guidance for accounting for guarantees, the Company evaluates estimated losses for such indemnification. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against the Company and no liability has been recorded in its consolidated financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to the allowance for credit losses, the estimated useful lives and recoverability of long-lived assets, equity component of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Actual results could differ materially from those estimates.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Note 4. Related Party Transactions

At December 31, 2023 and 2022, the Company had amounts due to officers in the amount of $149,838 and $153,838, respectively.

During September 2021, the Company’s former CEO (also a significant shareholder) advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand. The Company had balances of $67,622 and $100,000 included in stockholder advance on the Company’s consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Between May 24, 2023 and November 29, 2023, the Company’s CFO advanced an aggregate $193,558 in cash to the Company for short term capital requirements. As of December 31, 2023, all advanced amounts have been repaid.

The above amounts and terms are not necessarily what third parties would agree to.

Note 5. Goodwill

During the year ended December 31, 2023, the Company determined that the fair value of its goodwill was less than its carrying value. The Company determined the carrying value to be $5,842,433 as of December 31, 2023 and recognized impairment expense $2,524,034.

There were no changes to the carrying value of goodwill for the year ended December 31, 2022.

Note 6. Loans Payable

Receipt of CARES funding

On May 5, 2020, the Company obtained a $293,972 unsecured loan payable through the Paycheck Protection Program (“PPP”), which was enacted as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”). The funds were received from Bank of America through a loan agreement pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act and used for payroll costs, rent, mortgage interest, and utility costs during the 24 week period after the date of loan disbursement is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. While the full loan amount may be forgiven, the amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels or less than 60% of the loan proceeds are used for payroll costs. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan. In May 2022, the Company was granted an extension on the maturity date of this note until March 5, 2025. The loan was partially forgiven in the amount of $139,596 in September 2022 with the balance remaining due.

On March 17, 2021, the Company received $139,595 in financing from the U.S. government’s Payroll Protection Program (“PPP”). We entered into a loan agreement with Bank of America. This loan agreement was pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan. This note was fully forgiven on March 12, 2022.

Note 7. Leases

Operating Leases

The Company’s principal executive office in Tampa Florida is under a month-to-month arrangement with a base rent of $250 per month.

The Company has operating leases for corporate, business and technician offices. Leases with a probable term of 12 months or less, including month-to-month agreements, are not recorded on the consolidated balance sheets, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense for these leases on a straight-line bases over the lease term. The Company’s only remaining lease is month-to-month. As a practical expedient, the Company elected, for all office and facility leases, not to separate non-lease components (common-area maintenance costs) from lease components (fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component.

For the years ended December 31, 2023 and 2022, the components of lease expense were as follows:

	For the years ended
	December 31,
	2023	2022
Operating lease cost	$3,523	$1,043

Total lease cost	$3,523	$1,043

As of December 31, 2023 and 2022, the Company has no additional operating leases, and no financing leases.

Note 8. Commitments and Contingencies

In conducting our business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred.

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed in the Company’s periodic reports filed with the SEC, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000. arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,546. The Company received the final decision of the Arbitrator on October 16, 2023, awarding Core IR $461,856 including unpaid compensation, indemnification for legal fees and costs, prevailing party legal fees and interest (the “Award”). Core IR has since obtained a judgement in the amount of approximately $502,000 (including interest) (“Judgement”) which is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet at December 31, 2023. The Company and Core IR entered into a settlement agreement dated July 12, 2024 under which the Company agreed to issue Core IR shares of its common stock with a value of $502,000 (determined based on sales proceeds realized by Core IR), in full and complete satisfaction of the Judgement. The settlement agreement is filed as exhibit 10.5 to this annual report on Form 10-K

Hadrian Equities Partners, LLC et ano. v. SCWorx Corp,

Case No. 22-cv-07096 (JLR) (S.D.N.Y)

On August 19, 2022, Hadrian Equities Partners, LLC and the Phillip W. Caprio, Jr. 2007 Irrevocable Trust filed a complaint in the United States District Court for the Southern District of New York alleging that SCWorx was dilatory and did not comply with its alleged contractual duties to remove the restrictions from Plaintiffs’ converted AMMA stock to SCWorx stock until August 10 and August 11, 2020. Plaintiffs allege that as a result, they were unable to sell their SCWorx stock when SCWorx was trading at its highest price on April 13, 2020. The Complaint sought $500,000 in damages. Plaintiffs filed an Amended Complaint on November 28, 2022. On February 6, 2023, SCWorx filed its answer to the Amended Complaint interposing numerous defenses. Plaintiff have since entered into a settlement agreement dated December 1, 2023 (effective as of October 23, 2023) (as amended April 29, 2024), under which the Company agreed to pay Plaintiffs $20,000 and issue them 37,500 shares of common stock, all in full settlement of the claims made in the lawsuit. The Company has accrued for this liability which is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet at December 31, 2023. The cash payment was made in July 2024, and the shares were issued in May 2024.

Carole R. Bernstein, Esq. v. SCWorx Corp.

As previously disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2023, on June 7, 2023, Carole R. Bernstein, Esq. filed a complaint in the United States District Court for the Southern District of New York against the Company. The complaint alleged that the Company breached its engagement agreement with Ms. Bernstein by failing to pay legal fees when due. Ms. Bernstein sought to recover $69,164 fees owing for services, plus interest, costs, including her attorney’s fees. The Company has accrued for this liability which is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet at December 31, 2023. The Company and the Plaintiff have since entered into a settlement agreement dated July 12, 2024, under which the Company agreed to pay Plaintiffs $80,000 in two equal installments of $40,000, the first of which was paid August 9, 2024, and the second of which is payable on or about October 9, 2024.

Note 9. Stockholders’ Equity

Authorized Shares

The Company has 45,000,000 Common shares and 900,000 Series A convertible preferred shares authorized with a par value of $0.001 per share.

On October 6, 2023, following stockholder approval at the Company’s annual meeting, the Company amended its certificate of incorporation to implement a 1 for 15 reverse split of its common stock. The effect of the reverse stock split was to combine every 15 shares of outstanding common stock into one share of common stock. The reverse stock split was effective at the opening of the trading day on October 11, 2023. The effects of the reverse stock split have been reflected in this Annual report on form 10/K for all periods presented.

Common Stock

Issuance of Shares for Vested Restricted Stock Units

Between January 10, 2023 and January 26, 2023, the Company issued a total of 756 shares of common stock to holders of fully vested restricted stock units.

Between June 5, 2023 and June 16, 2023, the Company issued a total of 14,445 shares of common stock to holders of fully vested restricted stock units.

Between July 5, 2023 and July 19, 2023, the Company issued a total of 956 shares of common stock to holders of fully vested restricted stock units.

On November 23, 2023, the Company issued a total of 778 shares of common stock to holders of fully vested restricted stock units.

Issuance of Shares as Settlement of Accounts Payable

On May 24, 2023, the Company issued 6,807 shares of common stock in full settlement of $26,545 of accounts payable. The shares had a fair value of $3.90 per share.

On June 22, 2023, the Company issued 3,264 shares of common stock in full settlement of $17,621 of accounts payable. The shares had a fair value of $5.40 per share.

On July 26, 2023, the Company issued 4,837 shares of common stock in full settlement of $16,686 of accounts payable. The shares had a fair value of $3.45 per share.

On August 18, 2023, the Company issued 8,734 shares of common stock in full settlement of $32,750 of accounts payable. The shares had a fair value of $3.75 per share.

On September 27, 2023, the Company issued 7,910 shares of common stock in full settlement of $22,542 of accounts payable. The shares had a fair value of $2.85 per share.

On October 23, 2023, the Company issued 17,000 shares of common stock in full settlement of $37,571 of accounts payable. The shares had a fair value of $2.21 per share.

On December 22, 2023, the Company issued 20,520 shares of common stock in full settlement of $35,088 of accounts payable. The shares had a fair value of $1.71 per share

Issuance of Shares under Common Stock Purchase Agreement

On June 1, 2023, the Company issued 200,000 shares of common stock for net proceeds of $127,053 under its common stock purchase agreement dated June 28, 2022.

On June 22, 2023, the Company issued 200,000 shares of common stock for net proceeds of $134,634 under its common stock purchase agreement dated June 28, 2022.

On Between July 7, 2023 and September 28, 2023, the Company issued a total of 94,056 shares of common stock for aggregate net proceeds of $311,220 under its common stock purchase agreement dated June 28, 2022.

Issuance of Shares for the Exercise of Warrants

On June 15, 2023, the Company issued 15,238 shares of common stock in a cashless exchange for 54,872 warrants to purchase shares of common stock at $9.75 per share.

Issuance of Shares for Class Action Settlement

On June 5, 2023, the Company issued an aggregate 129,458 shares of common stock in full settlement of the previously accrued subscription payable valued at $600,000.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the year ended December 31, 2023 are:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2022	104,515	$20.25	7,891	$48.75	160,653
Granted	-	-	-	-	95,624
Exercised	(54,872)	9.75	-	-	(86,003)
Cancelled/Expired	(38,249)	23.73	(4,558)	55.43	(4,611)
Balance at December 31, 2023	11,394	$58.72	3,333	$39.60	165,663
Exercisable at December 31, 2023	11,394	$58.72	3,333	$39.60	165,663

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the year ended December 31, 2022 are:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2021	69,568	$38.55	7,891	$48.75	144,053
Granted	34,947	9.75	-	-	31,021
Exercised	-	-	-	-	(14,421)
Cancelled/Expired	-	-	-	-	-
Balance at December 31, 2022	104,515	$20.25	7,891	$48.75	160,653
Exercisable at December 31, 2022	104,515	$20.25	7,891	$48.75	151,145

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrant.

The Company’s outstanding warrants and options at December 31, 2023 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$51.30 – $60.00	11,394	1.62	$58.72	11,394	$58.72	-

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$39.60	3,333	0.91	$39.60	3,333	$39.60	-

As of December 31, 2023 and 2022, the total unrecognized expense for unvested stock options and restricted stock awards was none and approximately $220,000, respectively, to be recognized over a one to three-year period for restricted stock awards and one year for option grants from the date of grant.

Stock-based compensation expense for the years ended December 31, 2023 and 2022 was as follows:

	For the years ended
	December 31,
	2023	2022
Stock-based compensation expense	$361,363	$1,141,932

Stock-based compensation expense categorized by the equity components for the years ended December 31, 2023 and 2022 is as follows:

	For the years ended
	December 31,
	2023	2022
Common stock	$361,363	$1,141,932
Total	$361,363	$1,141,932

Stock compensation is included in general and administrative expenses on the consolidated statements of operations.

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the years ended
	December 31,
	2023	2022
Stock options	3,333	7,891
Warrants	11,394	104,515
Restricted stock units	165,663	160,653
Total common stock equivalents	180,390	273,059

Note 11. Income Taxes

By virtue of a merger of the limited liability company into a corporation, the Company became a corporation during 2018.

The significant items comprising the Company’s net deferred taxes as of December 31, 2023 and 2022 are as follows:

	As of December 31,
	2023	2022
Net operating loss	$8,790,076	$8,541,890
Stock options and compensation	2,440,539	2,358,690
Deferred revenue	324,159	238,410
Other	571,694	-
Valuation allowance	(12,126,468)	(11,138,990)
Total deferred tax asset	-	-

Basis difference fixed assets	-	-
Total deferred tax liability	-	-

Net deferred tax asset (liability)	$-	$-

The components of the provision for (benefit from) income taxes consist of the following:

	As of December 31,
	2023	2022
Current tax:
Federal	$-	$-
State	-	-
Total	$-	$-

Deferred tax:
Federal	$(915,543)	$(509,721)
State	(71,935)	(40,049)
Less: change in valuation allowance	987,478	549,770
	-	-
Total	$-	$-

The provision for (benefit from) income taxes varies from the amount computed by applying the statutory rate for reasons summarized below:

	As of December 31, 2023		As of December 31, 2022
Net loss before tax per financial statements	$(3,981,144)		$(1,847,406)

Statutory rate	(836,040)	21.00%	(387,955)	21.00%
State tax rate	(65,689)	1.65%	(30,482)	1.65%
Permanent items	(85,749)	2.15%	(131,330)	7.11%
Rate change		0.00%	-	0.00%
Change in valuation allowance	987,478	(24.80)%	549,770	(29.73)%
	$-	0.00%	$-	0.00%

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $38.8 million and $37.7 million, respectively, available to offset future taxable income. As of December 31, 2023 and 2022, the Company had state loss carry-forwards of approximately $18.2 million and $17.1, respectively. Future utilization of net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The federal net operating loss carryforwards can be carried forward indefinitely and state loss carryforwards begin to expire in 2039.

The valuation allowance as of December 31, 2023 and 2022 was $12,126,468 and $11,138,990, respectively. The net change in valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $987,478 and $549,770, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2023 and 2022.

The Company had no unrecognized tax benefits during 2023 or 2022. By statute, all tax years are open to examination by the major taxing jurisdictions to which the Company is subject.

Note 12. Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that except as disclosed below, there were no additional reportable subsequent events to be disclosed.

Financing Transaction

On April 12, 2024, the Company issued a secured promissory note in the face amount of $330,000, in exchange for which it received cash in the amount of $300,000. In addition to the original issue discount of $30,000, the note bears interest at the rate of 5% per annum, was originally due May 10, 2024 and was secured by all the Company assets.

On July 16, 2024, the Company closed a Securities Purchase Agreement (the “SPA”) with certain accredited investors. Under the SPA, the Company sold a series of senior secured convertible notes with an aggregate principal amount of $1,155,000, including the exchange of the April 12, 2024 secured promissory note, that had an initial conversion price of $1.43 per share, subject to certain adjustments and maturity date of December 31, 2024. The Company also issued five year warrants to acquire up to an aggregate 4,846,158 additional shares of the Company’s common stock with exercise prices ranging from $1.43 to $1.573 per share.

Issuance of Shares for Vested Restricted Stock Units

On March 27, 2024, the Company issued 1,667 shares of common stock to a holder of fully vested restricted stock units.

Issuance of Shares as Settlement of Accounts Payable

Between February 6, 2024 and July 11, 2024, the Company issued an aggregate 130,039 shares of common stock in full settlement of $239,809 of accounts payable. The shares had a fair value ranging from $1.50 to $2.65 per share.

Issuance of Shares as settlement of other obligations

On May 30, 2024, the Company issued 37,500 shares owed as part a prior legal settlement.

On July 15, 2024, the Company issued 38,052 shares of common stock in full settlement of threatened litigation. The shares were valued at $1.41 per share.

On July 18, 2024, the Company issued 159,776 shares of common stock as part of a stock settlement agreement for payment of its obligation under its judgement from Core IR.

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

Exhibit	Exhibit Description
3.1	Certificate of Incorporation, as amended February 1, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s 10-K filed with the SEC on April 1, 2019)

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

4.1	Form of Series A, Series B and Series C Warrant (incorporated by reference to Exhibit 4.1 to the Company’s 8-K filed with the SEC on July 15, 2024)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed with the SEC on July 15, 2024)

10.2	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed with the SEC on July 15, 2024)

10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s 8-K filed with the SEC on July 15, 2024)

10.4	Form of Guaranty and Security Agreement (incorporated by reference to Exhibit 10.4 to the Company’s 8-K filed with the SEC on July 15, 2024)

10.5	Settlement Agreement with CorProminence LLC, d/b/a Core IR (incorporated by reference to Exhibit 10.8 to the Company’s 8-K filed with the SEC on July 15, 2024)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith