Form 10-Q
period 2024-03-31
SCWorx Corp.
filed 2024-10-10
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of shares of the registrant’s common stock outstanding at October 10, 2024: 1,599,367

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to our ability to:

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
ASSETS	(unaudited)	(audited)
Current assets:
Cash	$39,601	$91,436
Accounts receivable	391,079	304,813
Prepaid expenses and other assets	70,133	39,533
Total current assets	500,813	435,782

Goodwill	5,842,433	5,842,433
Total assets	$6,343,246	$6,278,215

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,913,172	$1,738,364
Accounts payable and accrued liabilities - related party	176,846	149,838
Shareholder advance	67,622	67,622
Deferred revenue	410,333	378,583
Loans payable	70,998	-
Total current liabilities	2,638,971	2,334,407

Long-term liabilities:
Loans payable	-	90,359
Total long-term liabilities	-	90,359

Total liabilities	2,638,971	2,424,766

Commitments and contingencies (Note 6)

Stockholders' equity:
Series A convertible preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding	40	40
Common stock, $0.001 par value; 45,000,000 shares authorized; 1,255,405 and 1,232,333 shares issued and outstanding at March 31, 2024 and December 31, 2024, respectively	1,255	1,232
Additional paid-in capital	33,721,480	33,692,018
Accumulated deficit	(30,018,500)	(29,839,841)
Total stockholders' equity	3,704,275	3,853,449

Total liabilities and stockholders’ equity	$6,343,246	$6,278,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2024	2023

Revenue	$812,099	$997,449
Cost of revenue	603,465	689,462
Gross profit	208,634	307,987

Operating expenses:
Legal and professional	159,145	287,634
Salaries and wages	68,373	86,106
Stock compensation	-	147,873
General and administrative	159,572	185,791
Total operating expenses	387,090	707,404

Loss from operations	(178,456)	(399,417)

Other income (expense)
Interest expense	(203)	(473)
Total other income (expense)	(203)	(473)

Net loss before income taxes	(178,659)	(399,890)

Provision for (benefit from) income taxes	-	-

Net loss	$(178,659)	$(399,890)

Net loss per share, basic and diluted	$(0.14)	$(0.46)

Weighted average common shares outstanding, basic and diluted	1,240,632	867,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Three months ended March 31, 2024	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2023	39,810	$40	1,232,333	$1,232	$33,692,018	$-	$(29,839,841)	$3,853,449

Shares issued as settlement of accounts payable	-	-	21,405	21	29,464	-	-	29,485
Shares issued for vested restricted stock units	-	-	1,667	2	(2)	-	-	-
Net loss	-	-	-	-	-	-	(178,659)	(178,659)

Ending balance, March 31, 2024	39,810	$40	1,255,405	$1,255	$33,721,480	$-	$(30,018,500)	$3,704,275

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Three months ended March 31, 2023	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2022	39,810	$40	867,361	$867	$32,034,310	$600,000	$(25,858,697)	$6,776,520

Shares issued for vested restricted stock units	-	-	755	7	(7)	-	-	-
Stock based compensation	-	-	-	-	147,873	-	-	147,873
Net loss	-	-	-	-	-	-	(399,890)	(399,890)

Ending balance, March 31, 2023	39,810	$40	868,116	$874	$32,182,176	$600,000	$(26,258,587)	$6,524,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(178,659)	$(399,890)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	147,873
Common stock issued for settlement of payables	29,485	-
Changes in operating assets and liabilities:
Accounts receivable	(86,266)	(8,416)
Prepaid expenses and other assets	(30,600)	(20,853)
Accounts payable and accrued liabilities	174,808	145,132
Deferred revenue	31,750	155,500
Net cash (used in) provided by operating activities	(59,482)	19,346

Net cash from investing activities:	-	-

Cash flows from financing activities:
Payments of loans payable	(19,361)	(19,090)
Proceeds from accounts payable and accrued liabilities - related party	123,474	-
Payments of accounts payable and accrued liaiblities - related party	(96,466)	-
Net cash provided by (used in) financing activities	7,647	(19,090)

Net (decrease) increase in cash	(51,835)	256

Cash, beginning of period	91,436	249,462

Cash, end of period	$39,601	$249,718

Supplemental disclosures of cash flow information:
Cash paid for interest	$203	$473
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for vested restricted stock units	$2	$11

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

The effects of the reverse stock split have been reflected in this Quarterly Report on Form 10-Q for all periods presented.

On October 16, 2023, the Company entered into a letter of intent to merge with American Energy Partners, Inc. (“American Environmental”) and subsequently entered into a definitive agreement and plan of merger (the “Merger Agreement”) on December 22, 2023. The Merger Agreement was mutually terminated on March 26, 2024. During the year ended December 31, 2023, American Environmental contributed an aggregate $165,000 to the Company to assist in covering its operating expenses.

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

Note 2. Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustment that might become necessary should the Company be unable to continue as a going concern.

The Company has suffered recurring losses from operations and incurred a net loss of $178,659 for the three months ended March 31, 2024 and $3,981,144 for the year ended December 31, 2023. The accumulated deficit as of March 31, 2024 was $30,018,500. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating losses will continue and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

As of the filing date of this Report, the Company has only limited cash on hand, and management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months.

Accordingly, the Company is evaluating various alternatives, including reducing operating expenses, securing additional financing through debt or equity securities to fund future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely affected. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes thereto contained in its report on Form 10-K for the year ended December 31, 2023, filed with the SEC on September 23, 2024.

The accompanying unaudited condensed consolidated financial statements include the accounts of SCWorx and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2024, the results of its operations for the three months ended March 31, 2024 and cash flows for the three months ended March 31, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for future quarters or the full year.

Reclassifications

Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation. The reclassification had no impact on total financial position, net loss, or stockholders’ equity.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company did not have amounts in excess of the FDIC insured limit as of March 31, 2024 and December 31, 2023.

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

Fair value of stock options and warrants

Management uses the Black-Scholes option-pricing model to calculate the fair value of stock options and warrants. Use of this method requires management to make assumptions and estimates about the expected life of options and warrants, anticipated forfeitures, the risk-free rate, and the volatility of the Company’s share price. In making these assumptions and estimates, management relies on historical market data.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue
	For the three months ended		Accounts Receivable
	March 31,		March 31,
Customers	2024	2023	2024	2023
Customer A	14%	11%	5%	12%
Customer B	12%	10%	34%	29%
Customer C	18%	17%	10%	11%
Customer D	9%	11%	15%	6%
Customer E	-%	2%	-%	12%
Customer F	5%	4%	3%	11%

Allowance for Credit Losses

Accounts receivable are comprised of amounts billed and currently due from customers. Accounts receivable are amounts related to any unconditional right the Company has for receiving consideration and are presented as accounts receivable in the condensed consolidated balance sheets. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. The Company employs an expected credit loss model utilizing historical loss rates and historical trends in credit quality indicators (e.g., delinquency, risk ratings), adjusted to reflect current economic conditions and knowledge or customer relationships.

Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, changes in customer payment terms, and specific customer situations. The Company’s normal collection cycle ranges between thirty and 60 days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company has assessed all receivables are collectable and did not record an allowance for credit losses as of March 31, 2024 and December 31, 2023.

Goodwill

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

Remaining Performance Obligations

As of March 31, 2024 and December 31, 2023, the Company had $410,333 and $378,583, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize the revenue relating to the current performance obligations during the following 12 month period.

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

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of March 31, 2024 and December 31, 2023.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $410,333 and $378,583 as of March 31, 2024 and December 31, 2023, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

There was no income tax expense for three months ended March 31, 2024 and 2023.

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

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants and the exercise of fully vested restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2024 and 2023, the Company had 176,430 and 293,520, respectively, common stock equivalents outstanding.

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

Note 4. Loans Payable

CARES funding

On May 5, 2020, the Company obtained a $293,972 unsecured loan payable through the Paycheck Protection Program (“PPP”), which was enacted as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”). The funds were received from Bank of America through a loan agreement pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act and used for payroll costs, rent, mortgage interest, and utility costs during the 24 week period after the date of loan disbursement is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. While the full loan amount may be forgiven, the amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels or less than 60% of the loan proceeds are used for payroll costs. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period for nine months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan. In May 2022, the Company was granted an extension on the maturity date of this note until March 5, 2025. The loan was partially forgiven in the amount of $139,569 in September 2022. As of March 31, 2024 and December 31, 2023, the remaining balance was $70,998 and 90,359, respectively.

Note 5. Leases

Operating Leases

The Company’s principal executive office in Tampa Florida is under a month-to-month arrangement with a base rent of $250 per month. The Company also leases office space in New York, New York under a similar month-to-month arrangement.

The Company has operating leases for corporate, business and technician offices. Leases with a probable term of 12 months or less, including month-to-month agreements, are not recorded on the condensed consolidated balance sheets, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense for these leases on a straight-line bases over the lease term. The Company’s only remaining lease is month-to-month. As a practical expedient, the Company elected, for all office and facility leases, not to separate non-lease components (common-area maintenance costs) from lease components (fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component.

For the three months ended March 31, 2024 and 2023, the components of lease expense were as follows:

	For the three months ended
	March 31,
	2024	2023
Operating lease cost	$935	$435

Total lease cost	$935	$435

As of March 31, 2024 and 2023, the Company had no additional operating leases, other than those noted above, and no financing leases.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed in the Company’s periodic reports filed with the SEC, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,546. The Company received the final decision of the Arbitrator on October 16, 2023, awarding Core IR $461,856 including unpaid compensation, indemnification for legal fees and costs, prevailing party legal fees and interest (the “Award”). Core IR has since obtained a judgement in the amount of approximately $502,000 (including interest) (“Judgement”) which is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets at March 31, 2024 and December 31, 2023. The Company and Core IR entered into a settlement agreement dated July 12, 2024 under which the Company agreed to issue Core IR shares of its common stock with a value of $502,000 (determined based on sales proceeds realized by Core IR), in full and complete satisfaction of the Judgement. The settlement agreement is filed as exhibit 10.5 to this annual report on Form 10-K.

Hadrian Equities Partners, LLC et ano. v. SCWorx Corp,

Case No. 22-cv-07096 (JLR) (S.D.N.Y)

On August 19, 2022, Hadrian Equities Partners, LLC and the Phillip W. Caprio, Jr. 2007 Irrevocable Trust filed a complaint in the United States District Court for the Southern District of New York alleging that SCWorx was dilatory and did not comply with its alleged contractual duties to remove the restrictions from Plaintiffs’ converted AMMA stock to SCWorx stock until August 10 and August 11, 2020. Plaintiffs allege that as a result, they were unable to sell their SCWorx stock when SCWorx was trading at its highest price on April 13, 2020. The Complaint sought $500,000 in damages. Plaintiffs filed an Amended Complaint on November 28, 2022. On February 6, 2023, SCWorx filed its answer to the Amended Complaint interposing numerous defenses. Plaintiff have since entered into a settlement agreement dated December 1, 2023 (effective as of October 23, 2023) (as amended April 29, 2024), under which the Company agreed to pay Plaintiffs $20,000 and issue them 37,500 shares of common stock, all in full settlement of the claims made in the lawsuit. The Company has accrued for this liability which is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets at March 31, 2024 and December 31, 2023. The cash payment was made in July 2024, and the shares were issued in May 2024.

Carole R. Bernstein, Esq. v. SCWorx Corp.

As previously disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2023, on June 7, 2023, Carole R. Bernstein, Esq. filed a complaint in the United States District Court for the Southern District of New York against the Company. The complaint alleged that the Company breached its engagement agreement with Ms. Bernstein by failing to pay legal fees when due. Ms. Bernstein sought to recover $69,164 fees owing for services, plus interest, costs, including her attorney’s fees. The Company has accrued for this liability which is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets at March 31, 2024 and December 31, 2023. The Company and the Plaintiff have since entered into a settlement agreement dated July 12, 2024, under which the Company agreed to pay Plaintiffs $80,000 in two equal installments of $40,000, the first of which was paid August 9, 2024, and the second of which was paid on October 8, 2024.

Note 7. Stockholders’ Equity

Authorized Shares

The Company has 45,000,000 Common shares and 900,000 Series A convertible preferred shares authorized with a par value of $0.001 per share.

On October 6, 2023, following stockholder approval at the Company’s annual meeting, the Company amended its certificate of incorporation to implement a 1 for 15 reverse split of its common stock. The effect of the reverse stock split was to combine every 15 shares of outstanding common stock into one share of common stock. The reverse stock split was effective at the opening of the trading day on October 11, 2023. The effects of the reverse stock split have been reflected in this quarterly report on form 10/Q for all periods presented.

Common Stock

Issuance of Shares for Vested Restricted Stock Units

March 27, 2024, the Company issued 1,667 shares of common stock to a holder of fully vested restricted stock units.

Issuance of Shares as Settlement of Accounts Payable

Between February 6, 2024 and March 11, 2024, the Company issued an aggregate 21,405 shares of common stock in full settlement of $29,485 of accounts payable. The shares had fair values ranging from $1.20 to $1.50 per share.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the three months ended March 31, 2024 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2023	11,394	$58.72	3,333	$39.60	165,663
Granted	-	-	-	-	21,405
Exercised	-	-	-	-	(23,072)
Cancelled/Expired	(2,293)	53.64	-	-	-
Balance at March 31, 2024	9,101	$60.00	3,333	$39.60	163,996
Exercisable at March 31, 2024	9,101	$60.00	3,333	$39.60	163,996

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the three months ended March 31, 2023 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2022	104,515	$20.25	7,889	$48.75	160,650
Granted	-	-	-	-	22,667
Exercised	-	-	-	-	(755)
Cancelled/Expired	(1,446)	124.95	-	-	-
Balance at March 31, 2023	103,069	$18.60	7,889	$48.75	182,562
Exercisable at March 31, 2023	103,069	$18.60	7,889	$48.75	160,809

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrants.

The Company’s outstanding warrants and options at March 31, 2024 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$60.00	9,101	1.76	$60.00	9,101	$60.00	-

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$39.60	3,333	.66	$39.60	3,333	$39.60	-

As of March 31, 2024 and December 31, 2023, there was no unrecognized expense for unvested stock options and restricted stock awards.

Stock-based compensation expense for three months ended March 31, 2024 is 2023 was as follows:

	For the three months ended
	March 31,
	2024	2023
Stock-based compensation expense	$-	$147,873

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the three months ended
	March 31,
	2024	2023
Stock options	3,333	7,889
Warrants	9,101	103,069
Restricted stock units	163,996	182,562
Total common stock equivalents	176,430	293,520

Note 9. Related Party Transactions

At March 31, 2024 and December 31, 2023, the Company had a payable due to an officer in the amount of $149,838 for contract work performed prior to becoming an officer.

During September 2021, the Company’s former CEO and shareholder advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand. The Company had a balance of $67,622 included in shareholder advance on the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

Between January 18, 2024 and February 29, 2024, the Company’s CFO advanced and aggregate $123,474 in cash to the Company for short term capital requirements. As of March 31, 2024, $96,466 of the advanced amounts have been repaid and the remaining balance of $27,008 is included in accounts payable and accrued liabilities – related party on the Company’s condensed consolidated balance sheets.

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

Financing Transaction

On April 12, 2024, the Company issued a secured promissory note in the face amount of $330,000, in exchange for which it received cash in the amount of $300,000. In addition to the original issue discount of $30,000, the note bears interest at the rate of 5% per annum, was originally due May 10, 2024 and subsequently extended until July 12, 2024 and was secured by all the Company assets. The promissory note was rolled into proceeds from the following securities purchase agreement.

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

Issuance of Shares as Settlement of Accounts Payable

Between April 8, 2024 and July 11, 2024, the Company issued an aggregate 108,634 shares of common stock in full settlement of $210,330 of accounts payable. The shares had fair values ranging from $1.59 to $2.65 per share.

Issuance of Shares as settlement of other obligations

On May 30, 2024, the Company issued 37,500 shares valued at $67,200 or $1.79 per share which were owed as part a prior legal settlement.

On July 15, 2024, the Company issued 38,052 shares of common stock in full settlement of threatened litigation. The shares were valued at $53,653 or $1.41 per share.

On July 18, 2024, the Company issued 159,776 shares of common stock as part of a stock settlement agreement for payment of its obligation under its judgement from Core IR in the amount of $502,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The effects of the reverse stock split have been reflected in this Quarterly Report on Form 10-Q for all periods presented.

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

Results of Operations – Three Months Ended March 31, 2024

Our operating results for the three month period ended March 31, 2024 and 2023 are summarized as follows:

	Three months ended
	March 31, 2024	March 31, 2023	Difference

Revenue	$812,099	$997,449	$(185,350)
Cost of revenues	603,465	689,462	(85,997)
General and administrative	387,090	707,404	(320,314)
Other income (expense)	(203)	(473)	270
Provision for income taxes	-	-	-
Net loss	$(178,659)	$(399,890)	$221,231

Revenues

Revenue for the three months ended March 31, 2024 was $812,099 as compared to $997,449 for the three months ended March 31, 2023. This decrease was primarily due to the expiration and non-renewal of certain customer contracts.

Cost of revenues

Cost of revenues was $603,465 for the three months ended March 31, 2024 compared to $689,462 for the same period in 2023. The decrease was primarily the result of staffing reductions.

Operating Expenses

Operating expenses decreased $320,314 to $387,090 for the three months March 31, 2024, as compared to $707,404 in the same period of 2023. The decrease is primarily attributable to decreases in legal and professional fees of approximately $128,000, salaries and wages of $18,000, and stock-based compensation of $148,000. We expect operating expenses to remain relatively flat during the rest of 2024.

Other income (expense)

We had other expenses of $203 and $473 during the three months ended March 31, 2024 and 2023, respectively, comprised of interest expense.

Net Loss

For the three months ended March 31, 2024, we incurred a net loss of $178,659 compared to a net loss of $399,890 for the same period in 2023 due to the factors detailed above.

Liquidity and Capital Resources

Cash Flows

	Three months ended March 31,
	2024	2023

Net cash (used in) provided by operating activities	$(59,482)	$19,346
Net cash used in investing activities	-	-
Net cash provided by (used in) financing activities	7,647	(19,090)
Change in cash	$(51,835)	$256

Operating Activities

Cash used in operating activities was approximately $59,000 for the three months ended March 31, 2024, mainly related to the net loss of approximately $180,000, a $86,000 increase in accounts receivable and a $31,000 increase in prepaid expenses, partially offset by increases in accounts payable and accrued liabilities of $174,000 and deferred revenue of $32,000.

Cash provided by operating activities was approximately $19,000 for the three months ended March 31, 2023, mainly related to the net loss of approximately $400,000, and a $21,000 increase in prepaid expenses, partially offset by non-cash stock-based compensation of $148,000, an increase in accounts payable and accrued liabilities of $145,000 and an increase in deferred revenue of $155,000.

Investing Activities

The Company did not have any investing activities during the three months ended March 31, 2024 and 2023.

Financing Activities

Cash provided by financing activities was $7,647 for the three months ended March 31, 2024, consisting of proceeds from accounts payable and accrued liabilities - related party of approximately $123,000 partially offset by repayments on these accounts payable and accrued liabilities - related party of approximately $96,000 and repayments of loans payable of $19,000.

Cash used in financing activities was $19,090 for the three months ended March 31, 2023, consisting of net repayments on loans payable.

Management has concluded that on our consolidated financial statements for the three months ended March 31, 2024 conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

As March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2023, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of March 31, 2024, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2024, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed in the Company’s periodic reports filed with the SEC, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000. arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,546. The Company received the final decision of the Arbitrator on October 16, 2023, awarding Core IR $461,856 including unpaid compensation, indemnification for legal fees and costs, prevailing party legal fees and interest (the “Award”). Core IR has since obtained a judgement in the amount of approximately $502,000 (including interest) (“Judgement”) which is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets at March 31, 2024 and December 31, 2023. The Company and Core IR entered into a settlement agreement dated July 12, 2024 under which the Company agreed to issue Core IR shares of its common stock with a value of $502,000 (determined based on sales proceeds realized by Core IR), in full and complete satisfaction of the Judgement. The settlement agreement is filed as exhibit 10.5 to this annual report on Form 10-K

Hadrian Equities Partners, LLC et ano. v. SCWorx Corp,

Case No. 22-cv-07096 (JLR) (S.D.N.Y)

On August 19, 2022, Hadrian Equities Partners, LLC and the Phillip W. Caprio, Jr. 2007 Irrevocable Trust filed a complaint in the United States District Court for the Southern District of New York alleging that SCWorx was dilatory and did not comply with its alleged contractual duties to remove the restrictions from Plaintiffs’ converted AMMA stock to SCWorx stock until August 10 and August 11, 2020. Plaintiffs allege that as a result, they were unable to sell their SCWorx stock when SCWorx was trading at its highest price on April 13, 2020. The Complaint sought $500,000 in damages. Plaintiffs filed an Amended Complaint on November 28, 2022. On February 6, 2023, SCWorx filed its answer to the Amended Complaint interposing numerous defenses. Plaintiff have since entered into a settlement agreement dated December 1, 2023 (effective as of October 23, 2023) (as amended April 29, 2024), under which the Company agreed to pay Plaintiffs $20,000 and issue them 37,500 shares of common stock, all in full settlement of the claims made in the lawsuit. The Company has accrued for this liability which is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets at March 31, 2024 and December 31, 2023. The cash payment was made in July 2024, and the shares were issued in May 2024.

Carole R. Bernstein, Esq. v. SCWorx Corp.

As previously disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2023, on June 7, 2023, Carole R. Bernstein, Esq. filed a complaint in the United States District Court for the Southern District of New York against the Company. The complaint alleged that the Company breached its engagement agreement with Ms. Bernstein by failing to pay legal fees when due. Ms. Bernstein sought to recover $69,164 fees owing for services, plus interest, costs, including her attorney’s fees. The Company has accrued for this liability which is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets at March 31, 2024 and December 31, 2023. The Company and the Plaintiff have since entered into a settlement agreement dated July 12, 2024, under which the Company agreed to pay Plaintiffs $80,000 in two equal installments of $40,000, the first of which was paid August 9, 2024, and the second of which was paid on October 8, 2024.

Item 1A. Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended March 31, 2024, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K.

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

SCWORX CORP.

Date: October 10, 2024	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: October 10, 2024	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer
(Principal Financial Officer)