Form 10-Q
period 2024-06-30
SCWorx Corp.
filed 2024-10-11
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Number of shares of the registrant’s common stock outstanding at October 11, 2024: 1,599,367

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$17,264	$91,436
Accounts receivable, net	571,981	304,813
Prepaid expenses and other assets	82,758	39,533
Total current assets	672,003	435,782

Goodwill	5,842,433	5,842,433
Total assets	$6,514,436	$6,278,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,913,805	$1,738,364
Accounts payable and accrued liabilities - related party	149,838	149,838
Shareholder advance	67,622	67,622
Deferred revenue	387,958	378,583
Loans payable	386,492	-
Total current liabilities	2,905,715	2,334,407

Long-term liabilities:
Loans payable, net of current maturities	-	90,359
Total long-term liabilities	-	90,359

Total liabilities	2,905,715	2,424,766

Commitments and contingencies (Note 6)

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding at June 30, 2024 and December 31, 2023	40	40
Common stock, $0.001 par value; 45,000,000 shares authorized; 1,366,211 and 1,232,333 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,366	1,232
Additional paid-in capital	33,963,128	33,692,018
Accumulated deficit	(30,355,813)	(29,839,841)
Total stockholders’ equity	3,608,721	3,853,449

Total liabilities and stockholders’ equity	$6,514,436	$6,278,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$742,027	$991,099	$1,554,126	$1,988,548
Cost of revenue	495,701	616,030	1,099,166	1,305,492
Gross profit	246,326	375,069	454,960	683,056

Operating expenses:
Legal and professional	324,409	112,837	483,554	400,471
Salaries and wages	55,622	83,429	123,995	169,535
Stock compensation	-	147,873	-	295,746
General and administrative	173,442	179,393	333,014	365,184
Total operating expenses	553,473	523,532	940,563	1,230,936

Loss from operations	(307,147)	(148,463)	(485,603)	(547,880)

Other income (expense)
Interest expense	(30,166)	(5,459)	(30,369)	(5,932)
Total other income (expense)	(30,166)	(5,459)	(30,369)	(5,932)

Net loss before income taxes	(337,313)	(153,922)	(515,972)	(553,812)

Provision for (benefit from) income taxes	-	-	-	-

Net loss	$(337,313)	$(153,922)	$(515,972)	$(553,812)

Net loss per share, basic and diluted	$(0.26)	$(0.17)	$(0.41)	$(0.62)

Weighted average common shares outstanding, basic and diluted	1,298,520	921,168	1,269,576	894,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Three months ended June 30, 2024	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, March 31, 2024	39,810	$40	1,255,405	$1,255	$33,721,480	$-	$(30,018,500)	$3,704,275

Shares issued as settlement of accounts payable	-	-	73,306	73	154,085	-	-	154,158
Shares issued for legal settlement	-	-	37,500	38	87,563	-	-	87,601
Net loss	-	-	-	-	-	-	(337,313)	(337,313)

Ending balance, June 30, 2024	39,810	$40	1,366,211	$1,366	$33,963,128	$-	$(30,355,813)	$3,608,721

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Six months ended June 30, 2024	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2023	39,810	$40	1,232,333	$1,232	$33,692,018	$-	$(29,839,841)	$3,853,449

Shares issued as settlement of accounts payable	-	-	94,711	94	183,550	-	-	183,644
Shares issued for legal settlement	-	-	37,500	38	87,562	-	-	87,600
Shares issued for vested restricted stock units	-	-	1,667	2	(2)	-	-	-
Net loss	-	-	-	-	-	-	(515,972)	(515,972)

Ending balance, June 30, 2024	39,810	$40	1,366,211	$1,366	$33,963,128	$-	$(30,355,813)	$3,608,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Three months ended June 30, 2023	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, March 31, 2023	39,810	$40	868,116	$868	$32,182,182	$600,000	$(26,258,587)	$6,524,503

Shares issued as settlement of accounts payable	-	-	10,070	10	44,157	-	-	44,167
Shares issued under equity line of credit	-	-	40,000	40	31,647	-	-	31,687
Shares issued for vested restricted stock units	-	-	14,444	14	(14)	-	-	-
Shares issued for settlement of class action	-	-	129,457	129	599,871	(600,000)	-	-
Shares issued for cashless exercise of warrants	-	-	15,238	15	(15)			-
Stock based compensation	-	-	-	-	147,873	-	-	147,873
Net loss	-	-	-	-	-	-	(153,922)	(153,922)

Ending balance, June 30, 2023	39,810	$40	1,077,325	$1,076	$33,005,701	$-	$(26,412,509)	$6,594,308

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Six months ended June 30, 2023	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2022	39,810	$40	867,361	$867	$32,034,310	$600,000	$(25,858,697)	$6,776,520

Shares issued as settlement of accounts payable	-	-	10,070	10	44,157	-	-	44,167
Shares issued under equity line of credit	-	-	40,000	40	31,647	-	-	31,687
Shares issued for vested restricted stock units	-	-	15,199	15	(15)	-	-	-
Shares issued for settlement of class action	-	-	129,457	129	599,871	(600,000)	-	-
Shares issued for cashless exercise of warrants	-	-	15,238	15	(15)			-
Stock based compensation	-	-	-	-	295,746	-	-	295,746
Net loss	-	-	-	-	-	-	(553,812)	(553,812)

Ending balance, June 30, 2023	39,810	$40	1,077,325	$1,076	$33,005,701	$-	$(26,412,509)	$6,594,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(515,972)	$(553,812)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	30,000	-
Stock-based compensation	-	295,746
Common stock issued for settlement of payables	183,644	-
Common stock issued for legal settlements	20,400	-
Credit loss expense	25,500	-
Changes in operating assets and liabilities:
Accounts receivable	(292,668)	(122,765)
Prepaid expenses and other assets	(43,225)	(25,353)
Accounts payable and accrued liabilities	(4,307)	71,459
Deferred revenue	9,375	6,250
Net cash used in operating activities	(587,253)	(328,475)

Net cash from investing activities:	-	-

Cash flows from financing activities:
Proceeds from the sale of common stock	-	261,687
Proceeds from loans payable	300,000	-
Payments of loans payable	(33,867)	(33,451)
Payments of shareholder advance	-	(16,189)
Proceeds from accounts payable and accrued liabilities - related party	123,474	160,085
Payments of accounts payable and accrued liabilities - related party	123,474	(160,085)
Net cash provided by used in financing activities	513,081	212,047

Net decrease in cash	(74,172)	(116,428)

Cash, beginning of period	91,436	249,462

Cash, end of period	$17,264	$133,034

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,369	$5,932
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for vested restricted stock units	$2	$15
Shares issued for settlement of class action	$-	$600,000
Shares issued for cashless exercise of warrants	$-	$15
Shares issued for accrued legal settlement	$67,200	$-

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

The Company has suffered recurring losses from operations and incurred a net loss of $515,972 for the six months ended June 30, 2024 and $3,981,144 for the year ended December 31, 2023. The accumulated deficit as of June 30, 2024 was $30,355,813. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating losses will continue and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

As of the filing date of this Report, the Company has only limited cash on hand, and management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months.

Accordingly, the Company is evaluating various alternatives, including reducing operating expenses, securing additional financing through debt or equity securities to fund future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely affected. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2024, the results of its operations for the three and six months ended June 30, 2024 and cash flows for the six months ended June 30, 2024. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for future quarters or the full year.

Reclassifications

Certain balances in previously issued condensed consolidated financial statements have been reclassified to be consistent with the current period presentation. The reclassification had no impact on total financial position, net loss, or stockholders’ equity.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company did not have amounts in excess of the FDIC insured limit as of June 30, 2024 and December 31, 2023.

Fair Value of Financial Instruments

Management applies fair value accounting for significant financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the unaudited condensed consolidated financial statements on a recurring basis. Management defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, management considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue For the		Accounts
	six months ended		Receivable
	June 30,		June 30,
Customers	2024	2023	2024	2023
Customer A	14%	11%	3%	13%
Customer B	13%	10%	41%	44%
Customer C	19%	15%	37%	8%
Customer D	5%	11%	-%	4%
Customer E	-%	2%	-%	14%

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

Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, changes in customer payment terms, and specific customer situations. The Company’s normal collection cycle ranges between thirty and 60 days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company has assessed that certain receivables may not be collectable and has recorded an allowance for credit losses of $20,000 as of June 30, 2024. The Company did not record an allowance for credit losses as of December 31, 2023.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standard Codification (“ASC”) Topic 606 to depict the transfer of promised goods or services in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of Topic 606 the Company performs the following steps:

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

Remaining Performance Obligations

As of June 30, 2024 and December 31, 2023, the Company had $387,958 and $378,583, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize the revenue relating to the current performance obligations during the following 12 month period.

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

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of June 30, 2024 and December 31, 2023.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $387,958 and $378,583 as of June 30, 2024 and December 31, 2023, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

There was no income tax expense for three and six months ended June 30, 2024 and 2023.

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

Contingencies

The Company records a liability when the Company believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible, and the loss or range of loss can be estimated, the Company discloses the possible loss in the notes to the condensed consolidated financial statements. The Company reviews the developments in its contingencies that could affect the amount of the provisions that has been previously recorded, and the matters and related possible losses disclosed. The Company adjusts provisions and changes to its disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount.

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

Note 4. Loans Payable

CARES funding

On May 5, 2020, the Company obtained a $293,972 unsecured loan payable through the Paycheck Protection Program (“PPP”), which was enacted as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”). The funds were received from Bank of America through a loan agreement pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act and used for payroll costs, rent, mortgage interest, and utility costs during the 24 week period after the date of loan disbursement is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. While the full loan amount may be forgiven, the amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels or less than 60% of the loan proceeds are used for payroll costs. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period for nine months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan. In May 2022, the Company was granted an extension on the maturity date of this note until March 5, 2025. The loan was partially forgiven in the amount of $139,569 in September 2022. As of June 30, 2024 and December 31, 2023, the remaining balance was $56,492 and $90,359, respectively.

On April 12, 2024, the Company issued a secured promissory note in the face amount of $330,000, in exchange for which it received cash in the amount of $300,000. In addition to the original issue discount of $30,000, the note bears interest at the rate of 5% per annum, was originally due May 10, 2024 and subsequently extended until July 12, 2024 and is secured by all the Company assets. As of June 30, 2024, the balance of the promissory note was $330,000.

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

For the three and six months ended June 30, 2024 and 2023, the components of lease expense were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$1,198	$435	$2,133	$870
Total lease cost	$1,198	$435	$2,133	$870

As of June 30, 2024 and December 31, 2023, the Company had no additional operating leases, other than those noted above, and no financing leases.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed in the Company’s periodic reports filed with the SEC, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,546. The Company received the final decision of the Arbitrator on October 16, 2023, awarding Core IR $461,856 including unpaid compensation, indemnification for legal fees and costs, prevailing party legal fees and interest (the “Award”). Core IR has since obtained a judgement in the amount of approximately $502,000 (including interest) (“Judgement”) which is included in accounts payable and accrued liabilities on the Company’s unaudited condensed consolidated balance sheets at June 30, 2024 and December 31, 2023. The Company and Core IR entered into a settlement agreement dated July 12, 2024 under which the Company agreed to issue Core IR shares of its common stock with a value of $502,000 (determined based on sales proceeds realized by Core IR), in full and complete satisfaction of the Judgement. The settlement agreement is filed as exhibit 10.5 to this annual report on Form 10-K.

Hadrian Equities Partners, LLC et ano. v. SCWorx Corp,

Case No. 22-cv-07096 (JLR) (S.D.N.Y)

On August 19, 2022, Hadrian Equities Partners, LLC and the Phillip W. Caprio, Jr. 2007 Irrevocable Trust filed a complaint in the United States District Court for the Southern District of New York alleging that SCWorx was dilatory and did not comply with its alleged contractual duties to remove the restrictions from Plaintiffs’ converted AMMA stock to SCWorx stock until August 10 and August 11, 2020. Plaintiffs allege that as a result, they were unable to sell their SCWorx stock when SCWorx was trading at its highest price on April 13, 2020. The Complaint sought $500,000 in damages. Plaintiffs filed an Amended Complaint on November 28, 2022. On February 6, 2023, SCWorx filed its answer to the Amended Complaint interposing numerous defenses. Plaintiff has since entered into a settlement agreement dated December 1, 2023 (effective as of October 23, 2023) (as amended April 29, 2024), under which the Company agreed to pay Plaintiffs $20,000 and issue them 37,500 shares of common stock, all in full settlement of the claims made in the lawsuit. The Company has accrued for this liability which is included in accounts payable and accrued liabilities on the Company’s unaudited condensed consolidated balance sheets at June 30, 2024 and December 31, 2023. The cash payment was made in July 2024, and the shares were issued in May 2024.

Carole R. Bernstein, Esq. v. SCWorx Corp.

As previously disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2023, on June 7, 2023, Carole R. Bernstein, Esq. filed a complaint in the United States District Court for the Southern District of New York against the Company. The complaint alleged that the Company breached its engagement agreement with Ms. Bernstein by failing to pay legal fees when due. Ms. Bernstein sought to recover $69,164 fees owing for services, plus interest, costs, including her attorney’s fees. The Company has accrued for this liability which is included in accounts payable and accrued liabilities on the Company’s unaudited condensed consolidated balance sheets at June 30, 2024 and December 31, 2023. The Company and the Plaintiff have since entered into a settlement agreement dated July 12, 2024, under which the Company agreed to pay Plaintiffs $80,000 in two equal installments of $40,000, the first of which was paid August 9, 2024, and the second of which was on October 8, 2024.

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

Issuance of Shares as Settlement of Accounts Payable

Between February 6, 2024 and June 12, 2024, the Company issued an aggregate 94,711 shares of common stock in full settlement of $183,644 of accounts payable. The shares had fair values ranging from $1.20 to $2.65 per share.

Issuance of Shares as Settlement of Accounts Payable

On May 30, 2024, the Company issued 37,500 shares of common stock valued at $67,200 or $1.79 per share to fulfill its obligation under a previous legal settlement. See Note 6. Commitments and Contingencies for further information.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the six months ended June 30, 2024 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2023	11,394	$58.72	3,333	$39.60	165,663
Granted	-	-	-	-	88,362
Exercised	-	-	-	-	(90,029)
Cancelled/Expired	(2,293)	53.64	-	-	-
Balance at June 30, 2024	9,101	$60.00	3,333	$39.60	163,996
Exercisable at June 30, 2024	9,101	$60.00	3,333	$39.60	163,996

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the six months ended June 30, 2023 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2022	104,515	$20.25	7,889	$48.75	160,650
Granted	-	-	-	-	32,736
Exercised	(54,872)	9.75	-	-	(25,269)
Cancelled/Expired	(2,974)	137.10	(959)	101.25	-
Balance at June 30, 2023	46,669	$25.05	6,930	$41.40	168,117
Exercisable at June 30, 2023	46,669	$25.05	6,930	$41.40	168,117

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrants.

The Company’s outstanding warrants and options at June 30, 2024 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$60.00	9,101	1.51	$60.00	9,101	$60.00	-

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$39.60	3,333	0.41	$39.60	3,333	$39.60	-

As of June 30, 2024 and December 31, 2023, there was no unrecognized expense for unvested stock options and restricted stock awards.

Stock-based compensation expense for three and six months ended June 30, 2024 is 2023 was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock-based compensation expense	$-	$147,873	$-	$295,746

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the three and six months
	ended June 30,
	2024	2023
Stock options	3,333	6,930
Warrants	9,101	46,669
Restricted stock units	163,996	168,117
Total common stock equivalents	176,430	221,716

Note 9. Related Party Transactions

At June 30, 2024 and December 31, 2023, the Company had a payable due to an officer in the amount of $149,838 for contract work performed prior to becoming an officer.

During September 2021, the Company’s former CEO and shareholder advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand. The Company had a balance of $67,622 included in shareholder advance on the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

Between January 18, 2024 and February 29, 2024, the Company’s CFO advanced an aggregate $123,474 in cash to the Company for short term capital requirements. As of June 30, 2024, all advanced amounts have been repaid.

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

Issuance of Shares as Settlement of Accounts Payable

On July 11, 2024, the Company issued 35,328 shares of common stock in full settlement of $56,171 of accounts payable. The shares had a fair value of $1.59 per share.

Issuance of Shares as settlement of other obligations

On July 15, 2024, the Company issued 38,052 shares of common stock in full settlement of threatened litigation. The shares were valued at $53,653 or $1.41 per share.

On July 18, 2024, the Company issued 159,776 shares of common stock as part of a stock settlement agreement for payment of its obligation under its judgement from Core IR in the amount of $502,000.

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

Results of Operations – Three Months Ended June 30, 2024

Our operating results for the three month period ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended
	June 30, 2024	June 30, 2023	Difference

Revenue	$742,027	$991,099	$(249,072)
Cost of revenues	495,701	616,030	(120,329)
Operating expenses	553,473	523,532	29,941
Other (expense) income	(30,166)	(5,459)	(24,707)
Provision for income taxes	-	-	-
Net loss	$(337,313)	$(153,922)	$(183,391)

Revenues

Revenue for the three months ended June 30, 2024 was $742,027 as compared to $991,099 for the three months ended June 30, 2023. This decrease was primarily due to the expiration and non-renewal of certain customer contracts.

Cost of revenues

Cost of revenues was $495,701 for the three months ended June 30, 2024 compared to $616,030 for the same period in 2023. The decrease was primarily the result of staffing reductions.

Operating expenses

Operating expenses increased $29,941 to $553,473 for the three months June 30, 2024, as compared to $523,532 in the same period of 2023. The Increase is primarily attributable to increases in legal and professional fees of approximately $212,000 partially offset by decreases in salaries and wages of $28,000, and stock-based compensation of $148,000. We expect operating expenses to remain relatively flat during the rest of 2024.

Other income (expense)

We had other expenses of $30,166 and $5,459 during the three months ended June 30, 2024 and 2023, respectively, comprised of interest expense. The increase was largely due to an original interest discount on a loan issued in the current year.

Net loss

For the three months ended June 30, 2024, we incurred a net loss of $337,313 compared to a net loss of $153,922 for the same period in 2023 due to the factors detailed above.

Results of Operations – Six Months Ended June 30, 2024

Our operating results for the six month period ended June 30, 2024 and 2023 are summarized as follows:

	Six months ended
	June 30, 2024	June 30, 2023	Difference

Revenue	$1,554,126	$1,988,548	$(434,422)
Cost of revenues	1,099,166	1,305,492	(206,326)
Operating expenses	940,563	1,230,936	(290,373)
Other income (expense)	(30,369)	(5,932)	(24,437)
Provision for income taxes	-	-	-
Net loss	$(515,972)	$(553,812)	$37,840

Revenues

Revenue for the six months ended June 30, 2024 was $1,554,126 as compared to $1,988,548 for the six months ended June 30, 2023. This decrease was primarily due to the expiration and non-renewal of certain customer contracts.

Cost of revenues

Cost of revenues was $1,099,166 for the six months ended June 30, 2024 compared to $1,305,492 for the same period in 2023. The decrease was primarily the result of staffing reductions.

Operating expenses

Operating expenses decreased $290,373 to $940,563 for the six months June 30, 2024, as compared to $1,230,936 in the same period of 2023. The decrease is primarily attributable decreases in salaries and wages of $46,000, and stock-based compensation of $296,000, partially offset by an increase in legal and professional fees of approximately $83,000. We expect operating expenses to remain relatively flat during the rest of 2024.

Other income (expense)

We had other expenses of $30,369 and $5,932 during the six months ended June 30, 2024 and 2023, respectively, comprised of interest expense. The increase was largely due to an original interest discount on a loan issued in the current year.

Net loss

For the six months ended June 30, 2024, we incurred a net loss of $515,972 compared to a net loss of $553,812 for the same period in 2023 due to the factors detailed above.

Liquidity and Capital Resources

Cash Flows

	Six months ended June 30,
	2024	2023

Net cash used in operating activities	$(587,253)	$(328,475)
Net cash from investing activities	-	-
Net cash provided by financing activities	513,081	212,047
Change in cash	$(74,172)	$(116,428)

Operating Activities

Cash used in operating activities was approximately $587,000 for the six months ended June 30, 2024, mainly related to the net loss of approximately $516,000, a $293,000 increase in accounts receivable and a $43,000 increase in prepaid expenses, partially offset by amortization of discounts on debt agreements of $30,000, common stock issued for settlement of payables and legal settlements of $204,000 and credit loss expense of $25,000.

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

Investing Activities

The Company did not have any investing activities during the six months ended June 30, 2024 and 2023.

Financing Activities

Cash provided by financing activities was $513,081 for the six months ended June 30, 2024, consisting of proceeds loans payable of $300,000 partially offset by repayments of loans payable of $33,867.

Cash provided by financing activities was approximately $212,000 for the six months ended June 30, 2023, consisting of approximately $262,000 in proceeds from the sale of common stock offset by $33,000 in repayments of loans payable, and $16,000 in repayments of shareholder advances.

Management has concluded that on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

As June 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2024, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of June 30, 2024, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the three and six months ended June 30, 2024, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed in the Company’s periodic reports filed with the SEC, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,546. The Company received the final decision of the Arbitrator on October 16, 2023, awarding Core IR $461,856 including unpaid compensation, indemnification for legal fees and costs, prevailing party legal fees and interest (the “Award”). Core IR has since obtained a judgement in the amount of approximately $502,000 (including interest) (“Judgement”) which is included in accounts payable and accrued liabilities on the Company’s unaudited condensed consolidated balance sheets at June 30, 2024 and December 31, 2023. The Company and Core IR entered into a settlement agreement dated July 12, 2024 under which the Company agreed to issue Core IR shares of its common stock with a value of $502,000 (determined based on sales proceeds realized by Core IR), in full and complete satisfaction of the Judgement. The settlement agreement is filed as exhibit 10.5 to this annual report on Form 10-K

Hadrian Equities Partners, LLC et ano. v. SCWorx Corp,

Case No. 22-cv-07096 (JLR) (S.D.N.Y)

On August 19, 2022, Hadrian Equities Partners, LLC and the Phillip W. Caprio, Jr. 2007 Irrevocable Trust filed a complaint in the United States District Court for the Southern District of New York alleging that SCWorx was dilatory and did not comply with its alleged contractual duties to remove the restrictions from Plaintiffs’ converted AMMA stock to SCWorx stock until August 10 and August 11, 2020. Plaintiffs allege that as a result, they were unable to sell their SCWorx stock when SCWorx was trading at its highest price on April 13, 2020. The Complaint sought $500,000 in damages. Plaintiffs filed an Amended Complaint on November 28, 2022. On February 6, 2023, SCWorx filed its answer to the Amended Complaint interposing numerous defenses. Plaintiff has since entered into a settlement agreement dated December 1, 2023 (effective as of October 23, 2023) (as amended April 29, 2024), under which the Company agreed to pay Plaintiffs $20,000 and issue them 37,500 shares of common stock, all in full settlement of the claims made in the lawsuit. The Company has accrued for this liability which is included in accounts payable and accrued liabilities on the Company’s unaudited condensed consolidated balance sheets at June 30, 2024 and December 31, 2023. The cash payment was made in July 2024, and the shares were issued in May 2024.

Carole R. Bernstein, Esq. v. SCWorx Corp.

As previously disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2023, on June 7, 2023, Carole R. Bernstein, Esq. filed a complaint in the United States District Court for the Southern District of New York against the Company. The complaint alleged that the Company breached its engagement agreement with Ms. Bernstein by failing to pay legal fees when due. Ms. Bernstein sought to recover $69,164 fees owing for services, plus interest, costs, including her attorney’s fees. The Company has accrued for this liability which is included in accounts payable and accrued liabilities on the Company’s unaudited condensed consolidated balance sheets at June 30, 2024 and December 31, 2023. The Company and the Plaintiff have since entered into a settlement agreement dated July 12, 2024, under which the Company agreed to pay Plaintiffs $80,000 in two equal installments of $40,000, the first of which was paid August 9, 2024, and the second of which was paid on October 8, 2024.

Item 1A. Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the six month period ended June 30, 2024, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K.

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

Exhibit #	Exhibit Description
3.1	Certificate of Incorporation, as amended October 6, 2023 (Incorporated by reference to Exhibit 3.1 of the Company’s 10-Q filed with the SEC on October 10, 2024)

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: October 11, 2024	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: October 11, 2024	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer
(Principal Financial Officer)