Form 10-Q
period 2024-09-30
SCWorx Corp.
filed 2024-11-14
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of the registrant’s common stock outstanding at November 14, 2024: 1,626,967

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$87,666	$91,436
Accounts receivable, net	546,916	304,813
Prepaid expenses and other assets	45,383	39,533
Total current assets	679,965	435,782

Goodwill	5,842,433	5,842,433
Total assets	$6,522,398	$6,278,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,611,668	$1,738,364
Accounts payable and accrued liabilities - related party	149,838	149,838
Shareholder advance	67,622	67,622
Deferred revenue	159,333	378,583
Loans payable	41,949	-
Total current liabilities	2,030,410	2,334,407

Long-term liabilities:
Loans payable, net of current maturities	-	90,359
Convertible loans payable, net of discounts	7,112	-
Total long-term liabilities	7,112	90,359

Total liabilities	2,037,522	2,424,766

Commitments and contingencies (Note 6)

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding	40	40
Common stock, $0.001 par value; 45,000,000 shares authorized; 1,599,367 and 1,232,333 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,599	1,232
Additional paid-in capital	35,264,013	33,692,018
Accumulated deficit	(30,780,776)	(29,839,841)
Total stockholders’ equity	4,484,876	3,853,449

Total liabilities and stockholders’ equity	$6,522,398	$6,278,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$759,724	$906,099	$2,313,850	$2,894,647
Cost of revenue	627,148	666,808	1,726,314	1,972,300
Gross profit	132,576	239,291	587,536	922,347

Operating expenses:
Legal and professional	253,603	305,879	737,157	706,350
Salaries and wages	75,480	78,046	199,475	247,581
Stock compensation	-	40,547	-	336,293
General and administrative	196,991	672,801	530,005	1,037,985
Total operating expenses	526,074	1,097,273	1,466,637	2,328,209

Loss from operations	(393,498)	(857,982)	(879,101)	(1,405,862)

Other income (expense)
Interest expense	(31,465)	(276)	(61,834)	(6,208)
Total other income (expense)	(31,465)	(276)	(61,834)	(6,208)

Net loss before income taxes	(424,963)	(858,258)	(940,935)	(1,412,070)

Provision for (benefit from) income taxes	-	-	-	-

Net loss	$(424,963)	$(858,258)	$(940,935)	$(1,412,070)

Net loss per share, basic and diluted	$(0.27)	$(0.76)	$(0.69)	$(1.45)

Weighted average common shares outstanding, basic and diluted	1,560,213	1,126,541	1,367,162	972,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended	Preferred Stock		Common stock		Additional paid-in	Accumulated
September 30, 2024	Shares	$	Shares	$	capital	deficit	Total

Balances, June 30, 2024	39,810	$40	1,366,211	$1,366	$33,963,128	$(30,355,813)	$3,608,721

Shares issued as settlement of accounts payable	-	-	35,328	35	56,136	-	56,171
Shares issued for legal settlement	-	-	197,828	198	271,549	-	271,747
Issuance of warrants in conjunction with convertible loans	-	-	-	-	973,200	-	973,200
Net loss	-	-	-	-	-	(424,963)	(424,963)
Ending balance, September 30, 2024	39,810	$40	1,599,367	$1,599	$35,264,013	$(30,780,776)	$4,484,876

Nine months ended	Preferred Stock		Common stock		Additional paid-in	Accumulated
September 30, 2024	Shares	$	Shares	$	capital	deficit	Total

Balances, December 31, 2023	39,810	$40	1,232,333	$1,232	$33,692,018	$(29,839,841)	$3,853,449

Shares issued as settlement of accounts payable	-	-	130,039	130	239,685	-	239,815
Shares issued for legal settlement	-	-	235,328	235	359,112	-	359,347
Shares issued for vested restricted stock units	-	-	1,667	2	(2)	-	-
Issuance of warrants in conjunction with convertible loans	-	-	-	-	973,200	-	973,200
Net loss	-	-	-	-	-	(940,935)	(940,935)
Ending balance, September 30, 2024	39,810	$40	1,599,367	$1,599	$35,264,013	$(30,780,776)	$4,484,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended	Preferred Stock		Common stock		Additional paid-in	Accumulated
September 30, 2023	Shares	$	Shares	$	capital	deficit	Total

Balances, June 30, 2023	39,810	$40	1,077,325	$1,077	$33,005,700	$(26,412,509)	$6,594,308

Shares issued as settlement of accounts payable	-	-	21,477	21	71,957	-	71,978
Shares issued under equity line of credit	-	-	94,056	94	311,125	-	311,219
Shares issued for vested restricted stock units	-	-	956	1	(1)	-	-
Stock based compensation	-	-	-	-	40,547	-	40,547
Net loss	-	-	-	-	-	(858,258)	(858,258)
Ending balance, September 30, 2023	39,810	$40	1,193,814	$1,193	$33,429,328	$(27,270,767)	$6,159,794

Nine months ended	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
September 30, 2023	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2022	39,810	$40	867,361	$867	$32,034,310	$600,000	$(25,858,697)	$6,776,520

Shares issued as settlement of accounts payable	-	-	31,549	32	116,113	-	-	116,145
Shares issued under equity line of credit	-	-	134,054	134	342,772	-	-	342,906
Shares issued for vested restricted stock units	-	-	16,155	16	(16)	-	-	-
Shares issued for settlement of class action	-	-	129,457	129	599,871	(600,000)	-	-
Shares issued for cashless exercise of warrants	-	-	15,238	15	(15)			-
Stock based compensation	-	-	-	-	336,293	-	-	336,293
Net loss	-	-	-	-	-	-	(1,412,070)	(1,412,070)
Ending balance, September 30, 2023	39,810	$40	1,193,814	$1,193	$33,429,328	$-	$(27,270,767)	$6,159,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(940,935)	$(1,412,070)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	37,112	-
Stock-based compensation	-	336,293
Common stock issued for settlement of payables	239,815	-
Common stock issued for legal settlements	74,053	-
Credit loss expense	25,500	64,000
Changes in operating assets and liabilities:
Accounts receivable	(267,603)	(50,650)
Prepaid expenses and other assets	(5,850)	10,147
Accounts payable and accrued liabilities	107,298	538,998
Deferred revenue	(219,250)	(188,000)
Net cash used in operating activities	(949,860)	(701,282)

Net cash from investing activities:	-	-

Cash flows from financing activities:
Proceeds from the sale of common stock	-	572,906
Proceeds from loans payable	994,500	-
Payments on loans payable	(48,410)	(47,847)
Payments of shareholder advance	-	(24,283)
Proceeds from accounts payable and accrued liabilities - related party	128,479	183,558
Payments on accounts payable and accrued liabilities - related party	(128,479)	(160,085)
Net cash provided by financing activities	946,090	524,249

Net decrease in cash	(3,770)	(177,033)

Cash, beginning of period	91,436	249,462

Cash, end of period	$87,666	$72,429

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,499	$5,932
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for vested restricted stock units	$2	$16
Shares issued for settlement of class action	$-	$600,000
Shares issued for cashless exercise of warrants	$-	$15
Shares issued for accrued legal settlement	$285,294	$-
Warrants issued in conjunction with convertible loans	$973,200	$-

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

Note 2. Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustment that might become necessary should the Company be unable to continue as a going concern.

The Company has suffered recurring losses from operations and incurred a net loss of $940,935 for the nine months ended September 30, 2024 and $3,981,144 for the year ended December 31, 2023. The accumulated deficit as of September 30, 2024 was $30,780,776. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating losses will continue and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

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

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and cash flows for the nine months ended September 30, 2024. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for future quarters or the full year.

Reclassifications

Certain balances in previously issued unaudited condensed consolidated financial statements have been reclassified to be consistent with the current period presentation. The reclassification had no impact on total financial position, net loss, or stockholders’ equity.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company did not have amounts in excess of the FDIC insured limit as of September 30, 2024 and December 31, 2023.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue For the		Accounts
	nine months ended		Receivable
	September 30,		September 30,
Customers	2024	2023	2024	2023
Customer A	14%	11%	4%	12%
Customer B	13%	10%	12%	10%
Customer C	19%	15%	59%	12%
Customer D	3%	12%	-%	6%

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

Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, changes in customer payment terms, and specific customer situations. The Company’s normal collection cycle ranges between thirty and 60 days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company has assessed that certain receivables may not be collectable and has recorded an allowance for credit losses of $20,000 as of September 30, 2024. The Company did not record an allowance for credit losses as of December 31, 2023.

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

Remaining Performance Obligations

As of September 30, 2024 and December 31, 2023, the Company had $159,333 and $378,583, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize the revenue relating to the current performance obligations during the following 12 month period.

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

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of September 30, 2024 and December 31, 2023.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $159,333 and $378,583 as of September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024 and 2023, the Company recognized revenue that was included in its contract liability balance at the end of the prior years of $365,083 and 513,833, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

There was no income tax expense for three and nine months ended September 30, 2024 and 2023.

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

Contingencies

The Company records a liability when the Company believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible, and the loss or range of loss can be estimated, the Company discloses the possible loss in the notes to the unaudited condensed consolidated financial statements. The Company reviews the developments in its contingencies that could affect the amount of the provisions that has been previously recorded, and the matters and related possible losses disclosed. The Company adjusts provisions and changes to its disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount.

Legal costs associated with loss contingencies are accrued based upon legal expenses incurred by the end of the reporting period.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to the allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, stock-based compensation, goodwill, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Actual results could differ materially from those estimates.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Note 4. Loans Payable

CARES funding

On May 5, 2020, the Company obtained a $293,972 unsecured loan payable through the Paycheck Protection Program (“PPP”), which was enacted as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”). The funds were received from Bank of America through a loan agreement pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act and used for payroll costs, rent, mortgage interest, and utility costs during the 24 week period after the date of loan disbursement is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. While the full loan amount may be forgiven, the amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels or less than 60% of the loan proceeds are used for payroll costs. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period for nine months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan. In May 2022, the Company was granted an extension on the maturity date of this note until March 5, 2025. The loan was partially forgiven in the amount of $139,569 in September 2022. As of September 30, 2024 and December 31, 2023, the remaining balance was $41,949 and $90,359, respectively.

On April 12, 2024, the Company issued a secured promissory note in the face amount of $330,000, in exchange for which it received cash in the amount of $300,000. In addition to the original issue discount of $30,000, the note bears interest at the rate of 5% per annum, was originally due May 10, 2024 and subsequently extended until July 12, 2024 and is secured by all the Company assets. On July 15, 2024, the balance of the promissory note was rolled into a new convertible loan offering.

Convertible Loans

On July 15, 2024, the Company issued an aggregate $1,155,000 in convertible notes bearing interest at 10% per annum.  The notes mature on December 31, 2025 and is convertible, into the Company’s common stock at a price of $1.43 per share, subject to certain adjustments, at the holder’s request.  The noteholders and certain third parties were also granted detachable 5 year warrants to purchase an aggregate of 4,887,118 shares of the Company’s common stock at exercise prices ranging from $1.43 to $1.692 per share. The Company valued the warrants at $6,163,572 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the warrants as a discount to the debt in the amount of $973,200.   At September 30, 2024, the principal balances were still outstanding and is included on the Company’s condensed consolidated balance sheets net of discounts at $7,112.  The Company has accrued interest for the notes in the amount of $24,223, which is included in accounts payable and accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

Note 5. Leases

Operating Leases

The Company’s principal executive office in Tampa Florida is under a month-to-month arrangement with a base rent of $250 per month. The Company also leases office space in New York, New York under a similar month-to-month arrangement.

The Company has operating leases for corporate, business and technician offices. Leases with a probable term of 12 months or less, including month-to-month agreements, are not recorded on the unaudited condensed consolidated balance sheets, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that the Company is reasonably certain to exercise (short-term leases). The Company recognizes lease expense for these leases on a straight-line bases over the lease term. The Company’s only remaining lease is month-to-month. As a practical expedient, the Company elected, for all office and facility leases, not to separate non-lease components (common-area maintenance costs) from lease components (fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component.

For the three and nine months ended September 30, 2024 and 2023, the components of lease expense were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$1,206	$392	$3,339	$1,262
Total lease cost	$1,206	$392	$3,339	$1,262

As of September 30, 2024 and December 31, 2023, the Company had no additional operating leases, other than those noted above, and no financing leases.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed in the Company’s periodic reports filed with the SEC, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,546. The Company received the final decision of the Arbitrator on October 16, 2023, awarding Core IR $461,856 including unpaid compensation, indemnification for legal fees and costs, prevailing party legal fees and interest (the “Award”). Core IR has since obtained a judgement in the amount of approximately $502,000 (including interest) (“Judgement”) which is included in accounts payable and accrued liabilities on the Company’s unaudited condensed consolidated balance sheet at December 31, 2023. The Company and Core IR entered into a settlement agreement dated July 12, 2024 under which the Company agreed to issue Core IR shares of its common stock with a value of $502,000 (determined based on sales proceeds realized by Core IR), in full and complete satisfaction of the Judgement. On July, 18, 2024, the Company issued the first tranche of common stock under this agreement valued at $218,094. The remaining balance of $283,906 owed under the settlement agreement is included accounts payable and accrued liabilities in the Company’s unaudited condensed consolidated balance sheet at September 30, 2024.

Hadrian Equities Partners, LLC et ano. v. SCWorx Corp,

Case No. 22-cv-07096 (JLR) (S.D.N.Y)

On August 19, 2022, Hadrian Equities Partners, LLC and the Phillip W. Caprio, Jr. 2007 Irrevocable Trust filed a complaint in the United States District Court for the Southern District of New York alleging that SCWorx was dilatory and did not comply with its alleged contractual duties to remove the restrictions from Plaintiffs’ converted AMMA stock to SCWorx stock until August 10 and August 11, 2020. Plaintiffs allege that as a result, they were unable to sell their SCWorx stock when SCWorx was trading at its highest price on April 13, 2020. The Complaint sought $500,000 in damages. Plaintiffs filed an Amended Complaint on November 28, 2022. On February 6, 2023, SCWorx filed its answer to the Amended Complaint interposing numerous defenses. Plaintiff has since entered into a settlement agreement dated December 1, 2023 (effective as of October 23, 2023) (as amended April 29, 2024), under which the Company agreed to pay Plaintiffs $20,000 and issue them 37,500 shares of common stock, all in full settlement of the claims made in the lawsuit. The Company has accrued for this liability which is included in accounts payable and accrued liabilities on the Company’s unaudited condensed consolidated balance sheet at December 31, 2023. The cash payment was made in July 2024, and the shares were issued in May 2024.

Carole R. Bernstein, Esq. v. SCWorx Corp.

As previously disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2023, on June 7, 2023, Carole R. Bernstein, Esq. filed a complaint in the United States District Court for the Southern District of New York against the Company. The complaint alleged that the Company breached its engagement agreement with Ms. Bernstein by failing to pay legal fees when due. Ms. Bernstein sought to recover $69,164 fees owing for services, plus interest, costs, including her attorney’s fees. The Company has accrued for this liability which is included in accounts payable and accrued liabilities on the Company’s unaudited condensed consolidated balance sheets at September 30, 2024 and December 31, 2023. The Company and the Plaintiff have since entered into a settlement agreement dated July 12, 2024, under which the Company agreed to pay Plaintiffs $80,000 in two equal installments of $40,000, the first $40,000 of which was paid August 9, 2024, and the second $40,000 of which was paid October 8, 2024.

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

Issuance of Shares as Settlement of Accounts Payable

Between February 6, 2024 and July 11, 2024, the Company issued an aggregate 130,039 shares of common stock in full settlement of $239,815 of accounts payable. The shares had fair values ranging from $1.20 to $2.65 per share.

Issuance of Shares for Legal Settlements

On May 30, 2024, the Company issued 37,500 shares of common stock valued at $67,200 or $1.79 per share to fulfill its obligation under a previous legal settlement. See Note 6. Commitments and Contingencies for further information.

On July 15, 2024, the Company issued 38,052 shares of common stock valued at $53,653 or $1.41 per share to settle a potential legal claim.

On July 18, 2024, the Company issued 159,776 shares of common stock valued at $218,094 or $1.36 per share as partial fulfillment its obligation under a previous legal settlement. See Note 6. Commitments and Contingencies for further information.

Warrants issued in conjunction with loans payable

On July 15, 2024, the Company issued warrants to purchase an aggregate 4,887,118 shares of the Company’s common stock at exercise prices ranging from $1.43 to $1.692 per share in conjunction with a convertible note issuance, see Note 4. Loans Payable. The warrants were valued at $6,163,572  using the Black-Scholes pricing model.  The Company has recognized $973,200 of this value as a discount to the associated notes.

The Company has classified the warrants as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrants.

The fair values at the commitment date for the warrants were based upon the following management assumptions as of the date of issuance:

Issuance date
Risk-free interest rate	1.93%
Expected dividend yield	-%
Expected volatility	144%
Term	5 years
Fair value of common stock	$1.41

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the nine months ended September 30, 2024 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2023	11,394	$58.72	3,333	$39.60	165,663
Granted	4,887,118	1.53	-	-	123,690
Exercised	-	-	-	-	(125,357)
Cancelled/Expired	(2,293)	53.64	-	-	(41,722)
Balance at September 30, 2024	4,896,219	$1.64	3,333	$39.60	122,274
Exercisable at September 30, 2024	4,896,219	$1.64	3,333	$39.60	122,274

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the nine months ended September 30, 2023 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2022	104,515	$20.25	7,889	$48.75	160,650
Granted	-	-	-	-	58,105
Exercised	(54,872)	9.75	-	-	(47,706)
Cancelled/Expired	(4,812)	120.75	(1,222)	98.55	(4,610)
Balance at September 30, 2023	44,831	$22.20	6,667	$39.60	166,439
Exercisable at September 30, 2023	44,831	$22.20	6,667	$39.60	162,606

The Company’s outstanding warrants and options at September 30, 2024 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$1.43 - $60.00	4,896,219	4.79	$1.64	4,896,219	$1.64	-

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$39.60	3,333	0.16	$39.60	3,333	$39.60	-

As of September 30, 2024 and December 31, 2023, there was no unrecognized expense for unvested stock options and restricted stock awards.

Stock-based compensation expense for three and nine months ended September 30, 2024 and 2023 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock-based compensation expense	$-	$40,547	$-	$336,293

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the three and nine months
	ended September 30,
	2024	2023
Stock options	3,333	6,667
Warrants	4,896,219	44,831
Restricted stock units	122,274	166,439
Total common stock equivalents	5,021,826	217,937

Note 9. Related Party Transactions

At September 30, 2024 and December 31, 2023, the Company had a payable due to an officer in the amount of $149,838 for contract work performed prior to becoming an officer.

During September 2021, the Company’s former CEO and shareholder advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand. The Company had a balance of $67,622 included in shareholder advance on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

Between January 18, 2024 and July 11, 2024, the Company’s CFO advanced an aggregate $128,479 in cash to the Company for short term capital requirements. As of September 30, 2024, all advanced amounts have been repaid.

The above amounts and terms are not necessarily indicative of what third parties would agree to.

Note 10. Income Tax Provision

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

As of September 30, 2024 and December 31, 2023, the Company had federal net operating loss carryforwards of approximately $39.7 million and $38.8 million, respectively, available to offset future taxable income. As of September 30, 2024 and December 31, 2023, the Company had state loss carry-forwards of approximately $19.1 million and $18.2, respectively. Future utilization of net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The federal net operating loss carryforwards can be carried forward indefinitely and state loss carryforwards begin to expire in 2039.

The valuation allowance as of September 30, 2024 and December 31, 2023 was approximately $12,290,000 and $12,126,000, respectively. The net change in valuation allowance for the nine months ended September 30, 2024 was an increase of approximately $164,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2024 and December 31, 2023.

As of September 30, 2024 and December 31, 2023, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income tax is as follows (in percentages):

Statutory federal income tax rate	21.00%
State tax rate	1.65%
Valuation Allowance	(22.65)%
0.00%

Note 11. Subsequent Events

We have evaluated all events that occurred after the unaudited condensed consolidated financial statements were issued to determine if they must be reported. Management has determined that other than those disclosed below, there were no additional reportable subsequent events to be disclosed.

Issuance of Shares as Settlement of Accounts Payable

On October 24, 2024, the Company issued 27,600 shares of common stock in full settlement of $32,016 of accounts payable. The shares had a fair value of $1.16 per share.

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

Results of Operations – Three months ended September 30, 2024 as compared to the three months ended September 30, 2023

Our operating results for the three month period ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended
	September 30, 2024	September 30, 2023	Difference

Revenue	$759,724	$906,099	$(146,375)
Cost of revenues	627,148	666,808	(39,660)
Operating expenses	526,074	1,097,273	(571,199)
Other expense	(31,465)	(276)	(31,189)
Provision for income taxes	-	-	-
Net loss	$(424,963)	$(858,258)	$433,295

Revenues

Revenue for the three months ended September 30, 2024 was $759,724 as compared to $906,099 for the three months ended September 30, 2023. This decrease was primarily due to the expiration and non-renewal of certain customer contracts.

Cost of revenues

Cost of revenues was $627,148 for the three months ended September 30, 2024 compared to $666,808 for the same period in 2023. The decrease was primarily the result of staffing reductions.

Operating expenses

Operating expenses decreased $571,199 to $526,074 for the three months ended September 30, 2024, as compared to $1,097,273 in the same period of 2023. The decrease is primarily attributable to decreases in legal and professional fees of approximately $50,000, a one time accrual for a legal settlement of approximately $470,000 and stock-based compensation of $41,000. We expect operating expenses to remain relatively flat during the rest of 2024.

Other income (expense)

We had other expenses of $31,465 and $276 during the three months ended September 30, 2024 and 2023, respectively, comprised of interest expense. The increase was due to the issuance of new interest-bearing convertible notes as well as the amortization of note discounts during the current year period.

Net loss

For the three months ended September 30, 2024, we incurred a net loss of $424,963 compared to a net loss of $858,258 for the same period in 2023 due to the factors detailed above.

Results of Operations – Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

Our operating results for the nine month period ended September 30, 2024 and 2023 are summarized as follows:

	Nine months ended
	September 30, 2024	September 30, 2023	Difference

Revenue	$2,313,850	$2,894,647	$(580,797)
Cost of revenues	1,726,314	1,972,300	(245,986)
Operating expenses	1,466,637	2,328,209	(861,572)
Other expense	(61,834)	(6,208)	(55,626)
Provision for income taxes	-	-	-
Net loss	$(940,935)	$(1,412,070)	$471,135

Revenues

Revenue for the nine months ended September 30, 2024 was $2,313,850 as compared to $2,894,647 for the nine months ended September 30, 2023. This decrease was primarily due to the expiration and non-renewal of certain customer contracts.

Cost of revenues

Cost of revenues was $1,726,314 for the nine months ended September 30, 2024 compared to $1,972,300 for the same period in 2023. The decrease was primarily the result of staffing reductions.

Operating expenses

Operating expenses decreased $861,572 to $1,466,637 for the nine months ended September 30, 2024, as compared to $2,328,209 in the same period of 2023. The decrease is primarily attributable to decreases in salaries and wages of approximately $48,000, a one-time accrual for a legal settlement of approximately $470,000 and stock-based compensation of $336,000, partially offset by an increase in legal and professional fees of approximately $31,000. We expect operating expenses to remain relatively flat during the rest of 2024.

Other income (expense)

We had other expenses of $61,834 and $6,208 during the nine months ended September 30, 2024 and 2023, respectively, comprised of interest expense. The increase was largely due to an original interest discount on a loan issued in the current year, the issuance of new interest-bearing convertible notes as well as the amortization of note discounts during the current year.

Net loss

For the nine months ended September 30, 2024, we incurred a net loss of $940,935 compared to a net loss of $1,412,070 for the same period in 2023 due to the factors detailed above.

Liquidity and Capital Resources

Cash Flows

	Nine months ended September 30,
	2024	2023

Net cash used in operating activities	$(949,860)	$(701,282)
Net cash used in investing activities	-	-
Net cash provided by financing activities	946,090	524,249
Change in cash	$(3,770)	$(177,033)

Operating Activities

Cash used in operating activities was approximately $950,000 for the nine months ended September 30, 2024, mainly related to the net loss of approximately $940,000, a $267,000 increase in accounts receivable and a $219,000 decrease in deferred revenue, partially offset by amortization of discounts on debt agreements of $37,000, common stock issued for settlement of payables and legal settlements of $314,000 credit loss expense of $25,000, and a decrease in accounts payable and accrued liabilities of $107,000.

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

Investing Activities

The Company did not have any investing activities during the nine months ended September 30, 2024 and 2023.

Financing Activities

Cash provided by financing activities was approximately $946,000 for the nine months ended September 30, 2024, consisting of proceeds loans payable of $995,000 partially offset by repayments of loans payable of $48,000.

Cash provided by financing activities was approximately $524,000 for the nine months ended September 30, 2023, consisting of approximately $573,000 in proceeds from the sale of common stock and $23,000 in proceeds from advances from related party, offset by $48,000 in repayments of notes payable, and $24,000 in repayments of shareholder advances.

Liquidity and Going Concern

Management has concluded that on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

As September 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2024, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of September 30, 2024, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the three and nine months ended September 30, 2024, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed in the Company’s periodic reports filed with the SEC, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,546. The Company received the final decision of the Arbitrator on October 16, 2023, awarding Core IR $461,856 including unpaid compensation, indemnification for legal fees and costs, prevailing party legal fees and interest (the “Award”). Core IR has since obtained a judgement in the amount of approximately $502,000 (including interest) (“Judgement”) which is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet at December 31, 2023. The Company and Core IR entered into a settlement agreement dated July 12, 2024 under which the Company agreed to issue Core IR shares of its common stock with a value of $502,000 (determined based on sales proceeds realized by Core IR), in full and complete satisfaction of the Judgement. On July, 18, 2024, the Company issued the first tranche of common stock under this agreement valued at $218,094. The remaining balance of $283,906 owed under the settlement agreement is included in the Company’s unaudited condensed consolidated balance sheet at September 30, 2024.

Hadrian Equities Partners, LLC et ano. v. SCWorx Corp,

Case No. 22-cv-07096 (JLR) (S.D.N.Y)

On August 19, 2022, Hadrian Equities Partners, LLC and the Phillip W. Caprio, Jr. 2007 Irrevocable Trust filed a complaint in the United States District Court for the Southern District of New York alleging that SCWorx was dilatory and did not comply with its alleged contractual duties to remove the restrictions from Plaintiffs’ converted AMMA stock to SCWorx stock until August 10 and August 11, 2020. Plaintiffs allege that as a result, they were unable to sell their SCWorx stock when SCWorx was trading at its highest price on April 13, 2020. The Complaint sought $500,000 in damages. Plaintiffs filed an Amended Complaint on November 28, 2022. On February 6, 2023, SCWorx filed its answer to the Amended Complaint interposing numerous defenses. Plaintiff has since entered into a settlement agreement dated December 1, 2023 (effective as of October 23, 2023) (as amended April 29, 2024), under which the Company agreed to pay Plaintiffs $20,000 and issue them 37,500 shares of common stock, all in full settlement of the claims made in the lawsuit. The Company has accrued for this liability which is included in accounts payable and accrued liabilities on the Company’s unaudited condensed consolidated balance sheet at December 31, 2023. The cash payment was made in July 2024, and the shares were issued in May 2024.

Carole R. Bernstein, Esq. v. SCWorx Corp.

As previously disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2023, on June 7, 2023, Carole R. Bernstein, Esq. filed a complaint in the United States District Court for the Southern District of New York against the Company. The complaint alleged that the Company breached its engagement agreement with Ms. Bernstein by failing to pay legal fees when due. Ms. Bernstein sought to recover $69,164 fees owing for services, plus interest, costs, including her attorney’s fees. The Company has accrued for this liability which is included in accounts payable and accrued liabilities on the Company’s unaudited condensed consolidated balance sheets at September 30, 2024 and December 31, 2023. The Company and the Plaintiff have since entered into a settlement agreement dated July 12, 2024, under which the Company agreed to pay Plaintiffs $80,000 in two equal installments of $40,000, the first of which was paid August 9, 2024, and the second of which was paid October 8, 2024.

Item 1A. Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the nine month period ended September 30, 2024, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K.

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

SCWORX CORP.

Date: November 14, 2024	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: November 14, 2024	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer
(Principal Financial Officer)