Form 10-K
period 2024-12-31
SCWorx Corp.
filed 2025-03-31
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2.3 million, based on the last reported trading price of the Common Stock on that date, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock as of March 31, 2025 was 2,105,755.

SCWORX CORP.

ANNUAL

REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

We are a Delaware corporation. Our principal executive offices are located at 100 S Ashley Dr, Suite 100 Tampa, FL 33602. Our phone number is (844) 472-9679 and our website can be found at www.scworx.com.

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

For clients purchasing software to be installed locally or provided on a SaaS model, these are multi-element arrangements that include a term license granting the right to access the applicable software functionality (whether installed locally at the client site or the right to use our company’s solutions as a part of SaaS services), terms regarding maintenance and support services, terms for any third-party components such as infrastructure and software, and professional services for implementation, integration, process engineering, optimization and training, as well as fees and payment terms for each of the foregoing. If the client purchases solutions on a long-term license model, the client may be billed the license fee up front or on a monthly or quarterly basis. Maintenance and support are provided on a term basis for separate fees, with an initial term of typically three to five years. The license, maintenance and support fees are charged annually in advance, commencing either upon contract execution or deployment of the solution in live production. If the client purchases solutions on a term-based model, the client is billed periodically a combined access fee for a specified term, typically three to five years in length.

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

Employees

As of December 31, 2024, we had 7 employees, of which 2 were management and finance and the rest in operations. We primarily utilize independent contractors and third-party vendors for software, maintenance of our database and customer software installation.

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

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. For the year ended December 31, 2024, our revenues were $2,989,599, and we had a net loss of $1,136,225. For the year ended December 31, 2023, our revenues were $3,804,943, and we had a net loss of $3,981,144. At December 31, 2024, we had an accumulated deficit of $30,976,066.

We incurred losses from operations of $1,259,426 for the year ended December 31, 2024 and $1,450,662 for the year ended December 31, 2023. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in our target market and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

If we are unable to grow our revenue, we may never achieve or sustain profitability.

To become profitable, we must, among other things, increase our revenues. Our total revenues declined approximately $815,000 (21%) to $2,989,599 in the year ended December 31, 2024 as compared to $3,804,943 in the year ended December 31, 2023.  This decline in revenue may continue if we are unable to develop and market new products, which could help us increase our sales to existing customers or develop new customers. Even if we are able to grow our revenues, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

Risks Related to Our Business

There is substantial doubt about our ability to continue as a going concern.

Our auditors have indicated in their report on our consolidated financial statements for the year ended December 31, 2024 that conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements.

As of December 31, 2024, we had only limited cash on hand, a working capital deficit of $1,333,171 and accumulated deficit of $30,976,066. During the year ended December 31, 2024, we had a net loss of $1,136,225 and used $1,084,292 of cash in operations. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

We may need additional capital. If we are unable to obtain additional capital when required, we will not be able to implement our business strategy or successfully operate our business; however, additional financing will subject our existing stockholders to dilution.

To continue our growth path, we may need to finance our future expansion plans through public or private equity offerings or debt financing. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. We have recently encountered difficulty in raising funds from external sources. The Agreements related to the July and January Notes offerings restrict our ability to raise capital from third parties and contain full ratchet anti-dilution provisions. Consequently, if we need to raise additional capital, we would need the consent of the investors in the July and January Notes offerings. If we are unable to secure such consent, we would need to seek additional financing from such investors. There can be no assurance that such investors would be willing to provide us with additional capital on acceptable terms or at all.

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

Our future funding requirements will depend on many factors, including, but not limited to, the costs and timing of any future acquisitions.

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

To the extent that actual recoveries with respect to change orders or amounts subject to contract disputes or claims are less than the estimates used in our consolidated financial statements, the amount of any shortfall will reduce our future revenues and profits, and this could adversely affect our reported working capital and results of operations. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

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

The demand for our services has been and may be vulnerable to general downturns in the United States economy. Our customers are affected by economic changes that decrease the need for, or the profitability of, their services. This can result in a decrease in the demand for our services and potentially result in the delay or cancellation of projects by our customers. As a result, some of our customers may opt to defer or cancel pending projects. A downturn in overall economic conditions also affects the priorities placed on various projects funded by governmental entities and federal, state and local spending levels.

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

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the consolidated financial statements that affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

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

As of March 18, 2025, there were an aggregate of 26,578,477 shares issuable under the July Notes and Warrants, the November Warrants, the January Notes and Warrants and under the Settlement Agreement with Core IR (estimated). All of these shares are registered on the Registration Statement of which this prospectus is a part.

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

Maintaining effective internal control over financial reporting is necessary for us to produce accurate and complete financial reports and to help prevent financial fraud. In addition, such control is required in order to maintain the listing of our common stock on the Nasdaq Capital Market. While we have undertaken remedial steps to improve our financial reporting process, including the implementation of a firm-wide accounting information system that collects, stores and processes financial and accounting data on a consolidated basis for use in meeting our reporting obligations, our internal control over financial reporting has not been effective. For the year ended December 31, 2024, we did not have effective controls over financial reporting. Our management has identified material weaknesses in our internal controls related to deficiency in our ability to have proper segregation of duties.

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

As of December 31, 2024, the Company had goodwill of $5,842,433. We evaluate goodwill at least annually, and will do so more frequently if events or circumstances indicate that impairment may have occurred. Many of the assumptions and estimates that we make in order to estimate the fair value of our intangible assets directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and the discount rates applied to expected cash flows. We are able to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To avoid undue influence, we have set criteria that are followed in making assumptions and estimates. The determination of whether goodwill or acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting unit. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Our success will depend in part on our ability to establish, protect and enforce our intellectual property and other proprietary rights. Our inability to protect our tradenames, service marks and other intellectual property rights from infringement, piracy, counterfeiting or other unauthorized use could negatively affect our business. If we fail to establish, protect or enforce our intellectual property rights, we may lose an important advantage in the market in which we compete. Our intellectual property rights may not be sufficient to help us maintain our position in the market and our competitive advantages. Monitoring unauthorized uses of and enforcing our intellectual property rights can be difficult and costly. Legal intellectual property actions are inherently uncertain and may not be successful, and may require substantial resources and management attention.

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

Our company provides indemnification of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of our services. In accordance with authoritative guidance for accounting for guarantees, we evaluate estimated losses for such indemnification. Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against our company and, as a result, no liability has been recorded in our consolidated financial statements.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed in the Company’s periodic reports filed with the SEC, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000. arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,546. The Company received the final decision of the Arbitrator on October 16, 2023, awarding Core IR $461,856 including unpaid compensation, indemnification for legal fees and costs, prevailing party legal fees and interest (the “Award”). Core IR has since obtained a judgement in the amount of approximately $502,000 (including interest) (“Judgement”). The Company and Core IR entered into a settlement agreement dated July 12, 2024 under which the Company agreed to issue Core IR shares of its common stock with a value of $502,000 (determined based on sales proceeds realized by Core IR), in full and complete satisfaction of the Judgement. The settlement agreement is filed as exhibit 10.5 to our annual report on Form 10-K as filed with the SEC on September 24, 2024. On July, 18, 2024, the Company issued 159,776 shares of its common stock in the first tranche of payments under this agreement.

In connection with the Settlement Agreement, the Company and Core IR entered into a Registration Rights Agreement, pursuant to which the Company was required to file a resale registration statement with the Commission to register for resale the shares issuable upon under the Settlement Agreement as described above.

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

The effects of the reverse stock split have been reflected in this Annual Report on Form 10-K for all periods presented.

	2024		2023
	High	Low	High	Low
First Quarter	$3.89	$1.20	$7.38	$4.80
Second Quarter	$3.78	$1.70	$9.90	$3.18
Third Quarter	$1.62	$0.98	$5.70	$2.72
Fourth Quarter	$3.00	$0.90	$3.23	$1.65

Holders of Record

As of March 31, 2025, there were 2,105,755 outstanding shares of common stock held by 434 stockholders of record.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, the assessment of useful lives and the recoverability of property, plant and equipment, the allowances for credit losses, the valuation and recognition of stock-based compensation expense, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, equity of convertible debt, and others. Actual results could differ from those estimates, and material effects on our consolidated operating results and consolidated financial position may result. Refer to Note 3, Summary of Significant Accounting Policies, in the accompanying consolidated financial statements, for a full description of our accounting policies.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of SCWorx and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue
	For the years ended		Accounts Receivable
	December 31,		December 31,
Customers	2024	2023	2024	2023
Customer A	15%	12%	11%	7%
Customer B	13%	11%	18%	22%
Customer C	20%	15%	20%	12%
Customer D	3%	12%	-%	7%
Customer E	-%	1%	-%	15%
Customer F	7%	5%	27%	-%

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

Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, changes in customer payment terms, and specific customer situations. The Company’s normal collection cycle ranges between thirty and 60 days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable The Company recorded an allowance for credit losses of $20,000 as of December 31, 2024. The Company has assessed all receivables are collectable and did not record an allowance for credit losses as of December 31, 2023.

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

As of December 31, 2024, we had $354,083 of remaining performance obligations recorded as deferred revenue. We expect to recognize sales relating to these existing performance obligations of during 2025.

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

Contract Balances

Contract assets arise when the revenue associated prior to our unconditional right to receive a payment under a contract with a customer (i.e., unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of December 31, 2024 and 2023.

Contract liabilities arise when customers remit contractual cash payments in advance of our company satisfying our performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Deferred revenue for contract liabilities were $354,083 and $378,583 as of December 31, 2024 and 2023, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the year ended December 31, 2024, we evaluated available evidence and concluded that we may not realize all the benefits of our deferred tax assets; therefore, a valuation allowance was established for our deferred tax assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings. During the years ended December 31, 2024 and 2023, we completed the accounting for tax effects of the Tax Act under ASC 740. There were no impacts to the years ended December 31, 2024 and 2023.

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

Loss Per Share

We compute earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants and the exercise of fully vested restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2024 and 2023, we had 9,048,072 and 180,390, respectively, common stock equivalents outstanding.

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

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2024 and 2023.

Our operating results for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years ended
	December 31, 2024	December 31, 2023	Difference

Revenue	$2,989,599	$3,804,943	$(815,344)
Cost of revenues	2,243,614	2,535,865	(292,251)
Operating expenses	2,005,411	2,719,740	(714,329)
Other income (expense)	123,201	(2,530,482)	2,653,683
Provision for income taxes	-	-	-
Net loss	$(1,136,225)	$(3,981,144)	$2,844,919

Revenues

Revenue for the year ended December 31, 2024 was $2,989,599, compared to $3,804,943 in revenue for the year ended December 31, 2023. This decrease was primarily due to the expiration and non-renewal of certain customer contracts.

Cost of Revenues

Cost of revenues for the year ended December 31, 2024 was $2,243,614, compared to $2,535,865 for the year ended December 31, 2023. The $292,251 decrease is primarily related to a decrease in labor costs during the current year. Overall gross profit for the year ended December 31, 2024 decreased by approximately 41% from the prior year due to non-renewals of contracts outpacing cost reductions.

Operating Expenses

Operating expenses decreased $714,329 to $2,005,411 for the year ended December 31, 2024, as compared to $2,719,740 in the same period of 2023. This decrease was primarily due to decreases in non-cash stock compensation expense of approximately $361,000, salaries and wages of $43,000, and bad debt expense of approximately $23,000, partially offset by an increase in Accounting fees of approximately $89,000 and legal and professional fees of approximately $53,000.  Accounting fees increased in the current year due to the Company’s change of independent registered accounting firm. Legal fees increased during the current year as the company strived to settle the remaining pending litigation matters. The Company expects neither of these increases will continue into 2025

Other income of $123,201 during the year ended December 31, 2024 consisted of a gain on forgiveness of payables of $227,402, partially offset by interest expense of $104,201. We had other losses of $2,530,482 during the year ended December 31, 2023 consisting of write-down of goodwill of $2,524,034 and interest expense of $6,448.

Liquidity and Capital Resources

Going Concern

As of December 31, 2024, we had only limited cash on hand, a working capital deficit of $1,333,171 and accumulated deficit of $30,976,066. During the year ended December 31, 2024, we had a net loss of $1,136,225 and used $1,084,292 of cash in operations. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

Liquidity

As of year-end, we experienced a working capital deficiency, had limited cash on hand, and we are experiencing negative cash flows from operations. Consequently, we had an immediate need for additional capital to fund our operations and the implementation of our business plan.

Based on our current business plan, if we had sufficient capital resources, we anticipate that our operating activities would use a net of approximately $70,000 in cash per month over the next twelve months, or approximately $800,000.

In order to remedy this liquidity deficiency and fund the future growth of our business, we entered into a securities purchase agreement on January 17, 2025 for gross proceeds of $1,500,000. We intend to utilize these funds to pursue growth through the expansion of our sales force, product offering and project capabilities. However, there can be no guarantee of success, and any shortfall may impact our ability to raise additional funds if needed.

Cash Flows

	Years ended December 31,
	2024	2023

Net cash used in operating activities	$(1,084,292)	$(806,164)
Net cash provided by investing activities	-	165,000
Net cash provided by financing activities	1,099,510	483,138
Change in cash	$15,218	$(158,026)

Our operations through December 31, 2024 have resulted in negative cash flows from operations of $1,084,292. We intend to use the additional capital raised during January 2025 to generate additional revenue through the acquisition of new customers, and believe we may begin to generate positive operating cash flows by the end of 2025. However, there is no assurance we will be able to increase our revenue sufficiently so as to generate positive operating cash flows within this time frame.

Operating Activities

Net cash used in operating activities was approximately $1,084,000 for the year ended December 31, 2024, mainly related to the net loss of approximately $1,136,000, a gain on forgiveness of accounts payable of $227,000, and a $93,000 increase in accounts receivable, partially offset by amortization of discounts on debt agreements of $50,000, common stock issued for settlement of payables and legal settlements of $346,000, and a $39,000 decrease in accounts payable and accrued liabilities, and credit loss expense of $25,000.

Net cash used in operating activities was approximately $806,000 for the year ended December 31, 2023, mainly related to the net loss of $3,981,000, a decrease in deferred revenue obligations of $201,000 and an increase in net accounts receivable of $17,000, partially offset by non-cash stock-based compensation of $361,000 related to various equity awards to employees and non-employees, $48,000 in bad debt expense, a $26,000 decrease in prepaid expenses and an increase of $434,000 in accounts payable and accrued liabilities.

Investing Activities

The Company did not have any investing activities during the year ended December 31, 2024.

The Company received $165,000 in investing activities during the year ended December 31, 2023 related to a potential reverse acquisition. Under the terms of the agreement, all funds received by the Company were contributed upon the termination of the acquisition agreement.

Financing Activities

Net cash provided by financing activities was approximately $1,100,000 for the year ended December 31, 2024, consisting of proceeds loans payable of $995,000, and the sale of common stock of $168,000, partially offset by repayments of loans payable of $63,000.

Net cash provided by financing activities was $483,000 for the year ended December 31, 2023. This consisted of $573,000 in proceeds from a common stock placement and $194,000 in proceeds from advances, partially offset by repayments of $194,000 in proceeds from advances, $57,000 in repayments on notes payable and $32,000 in payments on shareholder advance.

Contractual Cash Obligations

Refer to Note 8, Commitments and Contingencies, in the accompanying consolidated financial statements for additional detail.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

BF Borger’s report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2022 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principle, except for an explanatory paragraph relating to a substantial doubt regarding the Company’s ability to continue as a going concern. During the fiscal year ended December 31, 2022, and through May 7, 2024, there were no disagreements with BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to BF Borgers’s satisfaction, would have caused BF Borgers to make reference to the subject matter of the disagreement in connection with its report.

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

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to deficiencies caused by a lack of segregation of duties, our Disclosure Controls were not effective as of December 31, 2024, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

None

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of the date of filing of this Report:

Name	Age	Position(s)
Timothy A. Hannibal	55	President & Chief Executive Officer, Director
Chris Kohler	44	Chief Financial Officer
Michael Burke	67	Director
Troy Kirchenbauer	55	Director
Vincent Matozzo	40	Director

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

Michael Burke

Mr. Burke was formerly the Executive Vice President and CFO of Prisma Health from 2018-2022. Prior to Prisma Health Mr. Burke served as CFO of NYU Langone Medical Center from December 2008 to July 2018 and formerly served as CFO to Tufts New England Medical Center from 2004 to 2008 and was a practicing CPA in New York through 2012. His experience with disaster recovery, large financial system integration projects, and mergers and acquisitions at each institution provides valuable insights to clients as they manage in this ever-changing healthcare environment. Prior to Tufts, Mr. Burke worked as the Chief Financial Officer of Duke University Hospital and was also a Senior Manager at KPMG. Mr. Burke graduated from St. John Fisher University with a BS, Accounting.

Troy Kirchenbauer

Mr. Kirchenbauer is a seasoned executive with over two decades of experience driving digital transformation, product innovation, and data-driven decision-making in the healthcare industry. Throughout his career, he has been at the forefront of creating technology solutions that address complex challenges in supply chain management, business intelligence, and advanced analytics. Mr. Kirchenbauer is the founder of TWK Ventures LLC, where he leads a healthcare data and analytics consulting practice. From 2018 to July 2023, he served as Senior Vice President of Digital Supply at Vizient Inc., where he played a key role in developing a digital ecosystem to advance supply chain automation and analytics solutions.

As Senior Vice President of Digital Supply Chain at Vizient, Mr. Kirchenbauer was instrumental in the development of a digital ecosystem designed to enhance supply chain automation and provide advanced analytics solutions. His leadership played a pivotal role in managing over $230 billion in healthcare supply spend, consolidating disparate data systems, and building e-commerce platforms that significantly improved operational efficiency for healthcare organizations. Mr. Kirchenbauer’s work at Aptitude, where he built a cutting-edge B2B marketplace, further showcases his capability in using data and analytics to drive substantial business growth, delivering over $50 million in new revenue within a few years.

Mr. Kirchenbauer has a deep understanding of the nuances in healthcare supply chains and expertise in building data management systems and analytics platforms. His commitment to leveraging data for business transformation makes him an ideal leader for organizations focused on delivering innovative analytics solutions that empower healthcare providers to make smarter, data-driven decisions.

Mr. Kirchenbauer graduated from Texas A&M University of Commerce and has an MBA from the University of Dallas.

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

Mr. Matozzo has served as the CEO and Managing Partner of Paradigm Venture Group since 2020. Prior to that, he served as Director of Strategic Sourcing and Procurement Operations for Yale New Haven Health from 2019 - 2021

Code of Business Conduct and Ethics

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

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee has authority to review our financial records, engage with our independent auditors, recommend policies with respect to financial reporting to the Board of Directors and investigate all aspects of our business. The current members of our Audit Committee are Mr. Burke, Mr. Kirchenbauer and Mr. Matozzo. Mr. Burke is the Chairman of the Audit Committee, and our board of directors has determined that Mr. Burke is an “Audit Committee financial expert” and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations. The Audit Committee operates under a written charter that is posted on our website at www.scworx.com.

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. The current members of our Compensation Committee are Mr. Kirchenbauer, Mr. Burke and Mr. Matozzo. Mr. Kirchenbauer is the current Chairman of the Compensation Committee and our board of directors has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Compensation Committee operates under a written charter that is posted on our website at www.scworx.com.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee identifies and nominates candidates for membership on the Board of Directors, oversees Board of Directors’ committees, advises the Board of Directors on corporate governance matters and any related matters required by the federal securities laws. The current members of our Nominating and Corporate Governance Committee are Mr. Matozzo, Mr. Burke, and Mr. Kirchenbauer. Mr. Matozzo is the Chairman of the Nominating and Corporate Governance Committee. Our board of directors has determined that all of the members of the Nominating and Corporate Governance Committee are “independent” as defined by Nasdaq rules and regulations.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, and without conducting an independent investigation of our own, we believe that with respect to the fiscal year ended December 31, 2024, our officers and directors, and all of the persons known to us to beneficially own more than 10% of our common stock filed all required reports on a timely basis.

Item 11. Executive Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2024 and 2023 awarded to, earned by or paid to our executive officers.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	$	($)	($)	($)	($)	($)	($)
Timothy Hannibal (1)	2024	250,000	-	-	-	-	51,200	301,200
President, Chief Executive Officer and Director	2023	250,000	-	-	-	-	27,445	277,445

Chris Kohler (2)	2024	108,000	-	-	-	-	-	108,000
Chief Financial Officer	2023	108,000	-	-	-	-	4,000	112,000

(1)	Mr. Hannibal was hired as Chief Revenue Officer on February 1, 2019 and was appointed Interim Chief Financial Officer on June 10, 2020. On August 10, 2020 Mr. Hannibal was appointed President and Chief Operating Officer. On May 28, 2021 Mr. Hannibal was appointed President and Chief Executive Officer.

(2)	Mr. Kohler has served as Chief Financial Officer since November 1, 2020.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2024 and 2023 awarded to, earned by or paid to our directors. The value attributable to any stock option awards reflects the grant date fair values of stock awards calculated in accordance with ASC Topic 718.

		Fees				Non-Equity
		Earned or				Incentive
		Paid in		Stock	Option	Plan	All Other
	Fiscal	Cash	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Michael Burke (1)	2024	-	-	-	-	-	-	-
Chairman and Director	2023	-	-	-	-	-	-	-

Vincent Matozzo (2)	2024	-	-	-	-	-	-	-
Director	2023	-	-	-	-	-	-	-

Troy Kirchenbauer (3)	2024	-	-	-	-	-	-	-
Director	2023	-	-	-	-	-	-	-

Alton Irby (4)	2024	-	-	-	-	-	-	-
Former Chairman and Director	2023	-	-	-	-	-	-	-

Steven Horowitz (5)	2024	-	-	-	-	-	-	-
Former Director	2023	-	-	-	-	-	-	-

John Ferrara (6)	2024	-	-	-	-	-	-	-
Former Director	2023	-	-	27,977	-	-	-	27,977

(1)	Michael Burke was appointed as a Director on October 31, 2024.

(2)	Vincent Matozzo was appointed as a Director on August 17, 2023. Effective May 15, 2024, Mr Matozzo returned all previously received stock grants to the Company.

(3)	Troy Kirchenbauer was appointed as a Director on October 31, 2024.

(4)	Alton Irby was appointed as a Director on March 16, 2021. Effective May 15, 2024, Mr Irby returned all previously received stock grants to the Company. Mr Irby resigned as a Director effective October 31, 2024.

(5)	Steven Horowitz was appointed as a Director on August 11, 2021. Effective May 15, 2024, Mr Horowitz returned all previously received stock grants to the Company. Mr Horowitz resigned as a Director effective October 31, 2024.

(6)	John Ferrara was appointed as a Director on August 11, 2021. Mr Ferrera resigned as a Director effective August 18, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2025: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 31, 2025, there were 2,105,755 shares of our common stock outstanding.

Amount and Nature of Beneficial Ownership as of March 31, 2025 (1)

	Common	Preferred	Options/		Percentage
Named Executive Officers and Directors	Stock	Stock	Warrants	Total	Ownership
Current
Timothy Hannibal	54,788	-	-	54,788	2.5%
Chris Kohler	6,983	-	-	6,983	*	%
Michael Burke	-	-	-	-	*	%
Vincent Matozzo	-	-	-	-	*	%
Troy Kirchenbauer	-	-	-	-	*	%
Directors and Executive Officers as a Group (5 persons)	61,771	-	-	61,771	2.5%

Former
Alton Irby	-	-	-	-	*	%
Steven Horowitz	-	-	-	-	*	%
John Ferrera	13,055	-	-	-	*	%

*	Represents beneficial ownership of less than 1% of our outstanding stock.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock that may be acquired upon the exercise of stock options within 60 days of March 31, 2025. In determining the percent of common stock owned by a person or entity on March 31, 2025, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days of March 31, 2025 upon the exercise of stock options, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 31, 2025 and (ii) the total number of shares that the beneficial owner may acquire upon exercise of stock options within 60 days March 31, 2025. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o SCWorx Corp., 100 S Ashley Dr, Suite 100 Tampa, FL 33602.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

At December 31, 2024 and 2023 Company had aged payables that were due to officers in the amount of $149,838.

During September 2021, the Company’s former CEO (also a significant shareholder) advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand. The Company had balances of $67,622 included in shareholder advance on the Company’s consolidated balance sheets as of December 31, 2024 and 2023.

Between January 18, 2024 and July 11, 2024, the Company’s CFO advanced an aggregate $128,479 in cash to the Company for short term capital requirements. As of December 31, 2024, all advanced amounts have been repaid.

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

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors has selected Astra Audit and Advisory, LLC (“Astra”), an independent registered public accounting firm, to audit our consolidated financial statements for the years ended December 31, 2024 and 2023.

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

Principal Accountant Fees and Services

During 2024 and 2023, fees for services provided by Astra Audit and Advisory, LLC were as follows:

	For the year ended December 31,
	2024	2023
Audit Fees	$179,114	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$179,114	$-

During 2024 and 2023, fees for services provided by BF Borgers CPA PC were as follows:

	For the year ended December 31,
	2024	2023
Audit Fees	$99,000	$192,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$99,000	$192,500

Audit Fees

Audit fees for 2024 and 2023 include amounts related to the audit of our annual consolidated financial statements and quarterly review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q.

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

SCWorx Corp.

By:	/s/ Timothy Hannibal
Timothy Hannibal
President, Chief Executive Officer
March 31, 2025

By:	/s/ Chris Kohler
Chris Kohler
Chief Financial Officer
March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Timothy Hannibal
Timothy Hannibal
President, Chief Executive Officer, Director
March 31, 2025

/s/ Chris Kohler
Chris Kohler
Chief Financial Officer
March 31, 2025

/s/ Michael Burke
Michael Burke, Chairman
March 31, 2025

/s/ Vincent Matazzo
Vincent Matazzo Director
March 31, 2025

/s/ Troy Kirchenbauer
Trou Kirchenbauer Director
March 31, 2025

Index to Consolidated Financial Statements

SCWorx Corp.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of SCWorx Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SCWorx Corp. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Goodwill

As described in Note 3 to the Company’s financial statements, the Company evaluates Goodwill for impairment at least once annually or more frequently if events or circumstances indicate that the goodwill might be impaired. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative analysis. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value then quantitative goodwill impairment test is unnecessary. The goodwill balance was $5,842,433 related to the SaaS reporting unit. The Company uses the discounted cash flow model to estimate the fair value of the SaaS reporting unit, which requires management to make subjective estimates and assumptions related to forecasts of future revenues. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The fair value of the SaaS reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified the Company’s calculation of the fair value of the reporting unit to assess the need for impairment as a critical audit matter.  The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative and quantitative factors.  Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

-	We obtained Management’s calculations, forecasts, and conclusion and performed the following procedures:

o	Reviewed calculations and forecasts, and evaluated the reasonableness of Management’s calculation, forecast, and significant assumptions used by the Company, specifically related to revenue growth.

o	Performed a sensitivity analysis on key inputs.

o	Recalculated management’s fair value of the reporting unit.

o	Developed a range of independent estimates of the fair value of the reporting unit and compared to the fair value determined by Management.

We have served as the Company’s auditor since 2024.

Tampa, Florida

March 31, 2025

SCWorx Corp.

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2024	2023

Current assets:
Cash	$106,654	$91,436
Accounts receivable, net	372,716	304,813
Prepaid expenses and other assets	24,008	39,533
Total current assets	503,378	435,782

Goodwill	5,842,433	5,842,433
Total assets	$6,345,811	$6,278,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,237,637	$1,738,364
Accounts payable and accrued liabilities - related party	149,838	149,838
Shareholder advance	67,622	67,622
Deferred revenue	354,083	378,583
Loans payable	27,369	-
Total current liabilities	1,836,549	2,334,407

Long-term liabilities:
Loans payable, net of current maturities	-	90,359
Convertible loans payable, net of discounts	19,660	-
Total long-term liabilities	19,660	90,359

Total liabilities	1,856,209	2,424,766

Commitments and contingencies (Note 8)

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding at December 31, 2024 and 2023	40	40
Common stock, $0.001 par value; 45,000,000 shares authorized; 1,859,525 and 1,232,333 shares issued and outstanding at December 31, 2024 and 2023, respectively	1,859	1,232
Additional paid-in capital	35,463,769	33,692,018
Accumulated deficit	(30,976,066)	(29,839,841)
Total stockholders’ equity	4,489,602	3,853,449

Total liabilities and stockholders’ equity	$6,345,811	$6,278,215

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Operations

	For the years ended
	December 31,
	2024	2023

Revenue	$2,989,599	$3,804,943
Cost of revenue	2,243,614	2,535,865
Gross profit	745,985	1,269,078

Operating expenses:
Legal and professional	980,897	839,183
Salaries and wages	268,399	310,988
Stock compensation	-	361,363
General and administrative	756,115	1,208,206
Total operating expenses	2,005,411	2,719,740

Loss from operations	(1,259,426)	(1,450,662)

Other income (expense)
Interest expense	(104,201)	(6,448)
Gain on forgiveness of accounts payable	227,402
Impairment of goodwill	-	(2,524,034)
Total other income (expense)	123,201	(2,530,482)

Net loss before income taxes	(1,136,225)	(3,981,144)

Provision for (benefit from) income taxes	-	-

Net loss	$(1,136,225)	$(3,981,144)

Net loss per share, basic and diluted	$(0.78)	$(3.86)

Weighted average common shares outstanding, basic and diluted	1,458,691	1,032,666

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Year ended December 31, 2024	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2023	39,810	$40	1,232,333	$1,232	$33,692,018	$-	$(29,839,841)	$3,853,449

Shares issued as settlement of accounts payable	-	-	157,639	158	271,673	-	-	271,831
Shares issued for legal settlement	-	-	235,328	235	359,112	-	-	359,347
Shares issued for vested restricted stock units	-	-	1,667	2	(2)	-	-	-
Shares issued for common stock placement – net of offering costs of $32,000	-	-	232,558	232	167,768	-	-	168,000
Issuance of warrants in conjunction with convertible loans	-	-	-	-	973,200			973,200
Net loss	-	-	-	-	-	-	(1,136,225)	(1,136,225)

Ending balance, December 31, 2024	39,810	$40	1,859,525	$1,859	$35,463,769	$-	$(30,976,066)	$4,489,602

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Year ended December 31, 2023	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2022	39,810	$40	867,574	$868	$32,034,309	$600,000	$(25,858,697)	$6,776,520

Shares issued as settlement of accounts payable	-	-	69,072	69	188,735	-	-	188,804
Shares issued under equity line of credit	-	-	134,056	134	342,772	-	-	342,906
Shares issued for vested restricted stock units	-	-	16,935	17	(17)	-	-	-
Shares issued for settlement of class action	-	-	129,458	129	599,871	(600,000)	-	-
Shares issued for cashless exercise of warrants	-	-	15,238	15	(15)			-
Proceeds received from potential acquisition	-	-	-	-	165,000	-	-	165,000
Stock based compensation	-	-	-	-	361,363	-	-	361,363
Net loss	-	-	-	-	-	-	(3,981,144)	(3,981,144)

Ending balance, December 31, 2023	39,810	$40	1,232,333	$1,232	$33,692,018	$-	$(29,839,841)	$3,853,449

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,136,225)	$(3,981,144)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	-	2,524,034
Amortization of debt discount	49,660	-
Stock-based compensation	-	361,363
Gain on forgiveness of accounts payable	(227,402)	-
Common stock issued for settlement of payables	271,831	-
Common stock issued for legal settlements	74,053	-
Credit loss expense	25,500	48,000
Changes in operating assets and liabilities:
Accounts receivable	(93,403)	(16,780)
Prepaid expenses and other assets	15,525	25,647
Accounts payable and accrued liabilities	(39,331)	433,966
Deferred revenue	(24,500)	(201,250)
Net cash used in operating activities	(1,084,292)	(806,164)

Net cash from investing activities:
Proceeds from potential acquisition	-	165,000
Net cash provided by investing activities	-	165,000

Cash flows from financing activities:
Proceeds from the sale of common stock	168,000	572,906
Proceeds from loans payable	994,500	-
Payments on loans payable	(62,990)	(57,390)
Payments of shareholder advance	-	(32,378)
Proceeds from accounts payable and accrued liabilities - related party	128,479	193,558
Payments on accounts payable and accrued liabilities - related party	(128,479)	(193,558)
Net cash provided by financing activities	1,099,510	483,138

Net increase (decrease) in cash	15,218	(158,026)

Cash, beginning of period	91,436	249,462

Cash, end of period	$106,654	$91,436

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,591	$6,448
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for vested restricted stock units	$2	$17
Shares issued for settlement of class action	$-	$600,000
Shares issued for cashless exercise of warrants	$-	$15
Shares issued for accrued legal settlement	$285,294	$-
Warrants issued in conjunction with convertible loans	$973,200	$-

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

The Company has suffered recurring losses from operations and incurred a net loss of $1,136,225 for the year ended December 31, 2024 and $3,981,144 for the year ended December 31, 2023. The accumulated deficit as of December 31, 2024 was $30,976,066. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating losses will continue and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the consolidated financial statement issuance date.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The accompanying consolidated financial statements include the accounts of SCWorx and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company did not have any amounts in excess of the FDIC insured limit for as of December 31, 2024 and 2023.

Fair Value of Financial Instruments

Management applies fair value accounting for significant financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements. Management defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, management considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective consolidated balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue
	For the years ended		Accounts Receivable
	December 31,		December 31,
Customers	2024	2023	2024	2023
Customer A	15%	12%	11%	7%
Customer B	13%	11%	18%	22%
Customer C	20%	15%	20%	12%
Customer D	3%	12%	-%	7%
Customer E	-%	1%	-%	15%
Customer F	7%	5%	27%	-%

Allowance for Credit Losses

Accounts receivable are comprised of amounts billed and currently due from customers. Accounts receivable are amounts related to any unconditional right the Company has for receiving consideration and are presented as accounts receivable in the consolidated balance sheets. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. The Company employs an expected credit loss model utilizing historical loss rates and historical trends in credit quality indicators (e.g., delinquency, risk ratings), adjusted to reflect current economic conditions and knowledge of customer relationships.

Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, changes in customer payment terms, and specific customer situations. The Company’s normal collection cycle ranges between thirty and 60 days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company recorded an allowance for credit losses of $20,000 as of December 31, 2024. The Company has assessed all receivables are collectable and did not record an allowance for credit losses as of December 31, 2023.

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

Goodwill and Impairment of Long Lived Assets

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

Revenue recognition for the Company’s performance obligations are as follows:

Data Normalization and Professional Services

The Company’s Data Normalization and Professional Services are typically a fixed fee. When these services are not combined with SaaS or Maintenance revenues as a single unit of accounting, these revenues are recognized as the services are rendered and when contractual milestones are achieved and accepted by the customer. When these services are combined with SaaS or Maintenance revenues, revenues are recognized ratably over the period of the contract.

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

Remaining Performance Obligations

As of December 31, 2024, the Company had $354,083 of remaining performance obligations recorded as deferred revenue. The Company expects to recognize sales relating to these existing performance obligations of during 2025.

As of December 31, 2023, the Company had $378,583 of remaining performance obligations recorded as deferred revenue. The Company recognized sales relating to those existing performance obligations of during 2024.

Costs to Fulfill a Contract

Costs to fulfill a contract typically include costs related to satisfying performance obligations as well as general and administrative costs that are not explicitly chargeable to customer contracts. These expenses are recognized and expensed when incurred in accordance with ASC 340-40, “Other Assets and Deferred Costs—Contracts with Customers”.

Cost of Revenue

Cost of revenues primarily represent data center hosting costs, consulting services and maintenance of the Company’s large data array that were incurred in delivering professional services and maintenance of the Company’s large data array during the periods presented.

Convertible Debt and Amortization of Debt Discounts

The Company has issued various debt instruments with warrants and conversion features for which total proceeds were allocated to individual instruments based on the relative fair value of each instrument at the time of issuance. The relative fair value of the warrants and conversion was recorded as discount on debt and amortized over the term of the respective debt. For the years ended December 31, 2024 and 2023, amortization of debt discount was $19,660 $0, respectively.

Contract Balances

Contract assets arise when the revenue associated prior to the Company’s unconditional right to receive a payment under a contract with a customer (i.e., unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of December 31, 2024 and 2023.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $354,083 and $378,583 as of December 31, 2024 and 2023, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the consolidated income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants and the exercise of fully vested restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2024 and 2023, the Company had 9,048,072 and 180,390, respectively, common stock equivalents outstanding.

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

Contingencies

The Company records a liability when the Company believes that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible, and the loss or range of loss can be estimated, the Company discloses the possible loss in the notes to the consolidated financial statements. The Company reviews the developments in its contingencies that could affect the amount of the provisions that has been previously recorded, and the matters and related possible losses disclosed. The Company adjusts provisions and changes to its disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to enhance the reportable segment disclosures. The guidance requires additional disclosures about significant segment expenses. The guidance is effective for the public companies with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted.

Note 4. Related Party Transactions

At December 31, 2024 and 2023, the Company had amounts due to officers in the amount of $149,838.

During September 2021, the Company’s former CEO (also a significant shareholder) advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand. The Company had balances of $67,622 included in stockholder advance on the Company’s consolidated balance sheets as of December 31, 2024 and 2023.

Between January 18, 2024 and July 11, 2024, the Company’s CFO advanced an aggregate $128,479 in cash to the Company for short term capital requirements. As of December 31, 2024, all advanced amounts have been repaid.

The above amounts and terms are not necessarily what third parties would agree to.

Note 5. Goodwill

During the year ended December 31, 2023, the Company determined that the fair value of its goodwill was less than its carrying value. The Company determined the carrying value to be $5,842,433 as of December 31, 2023 and recognized impairment expense $2,524,034.

There were no changes to the carrying value of goodwill for the year ended December 31, 2024.

Note 6. Debt

Receipt of CARES funding

On May 5, 2020, the Company obtained a $293,972 unsecured loan payable through the Paycheck Protection Program (“PPP”), which was enacted as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”). The funds were received from Bank of America through a loan agreement pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act and used for payroll costs, rent, mortgage interest, and utility costs during the 24 week period after the date of loan disbursement is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. While the full loan amount may be forgiven, the amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels or less than 60% of the loan proceeds are used for payroll costs. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan. In May 2022, the Company was granted an extension on the maturity date of this note until March 5, 2025. The loan was partially forgiven in the amount of $139,596 in September 2022 with the balance remaining due. At December 31, 2024 and 2023, the principal balances on the loan were $27,369 and 90,359, respectively and are included in the Company’s consolidated balance sheets.

Short Term Loans

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

Convertible Loans

On July 15, 2024, the Company issued an aggregate $1,155,000 in convertible notes bearing interest at 10% per annum.  The notes mature on December 31, 2025 and is convertible, into the Company’s common stock at a price of $1.43 per share, subject to certain adjustments, at the holder’s request.  The noteholders and certain third parties were also granted detachable 5 year warrants to purchase an aggregate of 4,887,118 shares of the Company’s common stock at exercise prices ranging from $1.43 to $1.692 per share. The Company valued the warrants at $6,163,572 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the warrants as a discount to the debt in the amount of $973,200.  At December 31, 2024, the principal balances were still outstanding and is included on the Company’s consolidated balance sheets net of discounts at $19,660.  The Company has accrued interest for the notes in the amount of $53,950, which is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. The Company recognized amortization expense of $19,660 during the year ended December 31, 2024.

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

For the years ended December 31, 2024 and 2023, the components of lease expense were as follows:

	For the years ended
	December 31,
	2024	2023
Operating lease cost	$4,080	$3,523

Total lease cost	$4,080	$3,523

As of December 31, 2024 and 2023, the Company has no additional operating leases, and no financing leases.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed in the Company’s periodic reports filed with the SEC, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000. arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,546. The Company received the final decision of the Arbitrator on October 16, 2023, awarding Core IR $461,856 including unpaid compensation, indemnification for legal fees and costs, prevailing party legal fees and interest (the “Award”). Core IR has since obtained a judgement in the amount of approximately $502,000 (including interest) (“Judgement”) which is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets at December 31, 2023. The Company and Core IR entered into a settlement agreement dated July 12, 2024 under which the Company agreed to issue Core IR shares of its common stock with a value of $502,000 (determined based on sales proceeds realized by Core IR), in full and complete satisfaction of the Judgement. The settlement agreement is filed as exhibit 10.5 to the annual report on Form 10-K as filed with the SEC on September 24, 2024. On July, 18, 2024, the Company issued 159,776 shares of its common stock in the first tranche of payments under this agreement.

In connection with the Settlement Agreement, the Company and Core IR entered into a Registration Rights Agreement, pursuant to which the Company was required to file a resale registration statement with the Commission to register for resale the shares issuable upon under the Settlement Agreement as described above.

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

Contract Commitments

On February 5, 2024, the Company entered into a 120 day agreement with a registered broker in which it agreed to pay a 6% commission to the broker for any capital raised from parties introduced by the broker. Following the expiration of the first 120 days, the Company remains obligated to pay the commission of all capital or debt proceeds received from parties introduced by the broker during the original term of the agreement for a period of time. These obligations currently expire on or around July 17, 2025.

Loan Commitments

On July 15, 2024, the Company issued an aggregate $1,155,000 in senior secured convertible notes. Under these notes, the Company has pledged all assets of the Company as collateral. See Note 6. Debt for further details.

Note 9. Stockholders’ Equity

Authorized Shares

The Company has 45,000,000 Common shares authorized and 5,000,000 preferred shares, of which 900,000 have been designated Series A convertible preferred shares and have been authorized with a par value of $0.001 per share.

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

Issuance of Shares for Legal Settlements

On May 30, 2024, the Company issued 37,500 shares of common stock valued at $87,600 or $2.34 per share to fulfill its obligation under a previous legal settlement. See Note 8. Commitments and Contingencies for further information.

On July 15, 2024, the Company issued 38,052 shares of common stock valued at $53,653 or $1.41 per share to settle a potential legal claim.

On July 18, 2024, the Company issued 159,776 shares of common stock valued at $218,094 or $1.36 per share as partial fulfillment of its obligation under a previous legal settlement. See Note 8. Commitments and Contingencies for further information.

Issuance of Shares and Warrants for Stock Purchase Agreements

Between November 18, 2024 and November 19, 2024, SCWorx Corp. entered into a Securities Purchase Agreement (“SPA”) with certain accredited investors (the “Investors”), and, pursuant to the SPA, sold to the Investors an aggregate 232,558 shares of its common stock and warrants to acquire up to an aggregate 232,558 additional shares of the Company’s common stock for gross proceeds of $200,000. The exercise price of the warrants is $0.86 per share, subject to certain adjustments.

Warrants issued in conjunction with loans payable

On July 15, 2024, the Company issued warrants to purchase an aggregate 4,887,118 shares of the Company’s common stock at exercise prices ranging from $1.43 to $1.573 per share in conjunction with a convertible note issuance, see Note 4. Loans Payable. The warrants were valued at $6,163,572 using the Black-Scholes pricing model.  The Company has recognized $973,200 of this value as a discount to the associated notes.

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

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the year ended December 31, 2024 are:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2023	11,394	$58.72	3,333	$39.60	165,663
Granted	8,916,697	0.86	-	-	151,290
Exercised	-	-	-	-	(152,957)
Cancelled/Expired	(2,293)	53.64	(3,333)	39.60	(41,722)
Balance at December 31, 2024	8,925,798	$0.92	-	$-	122,274
Exercisable at December 31, 2024	8,925,798	$0.92	-	$-	122,274

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the year ended December 31, 2023 are:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2022	104,515	$20.25	7,891	$48.75	160,653
Granted	-	-	-	-	95,624
Exercised	(54,872)	9.75	-	-	(86,003)
Cancelled/Expired	(38,249)	23.73	(4,558)	55.43	(4,611)
Balance at December 31, 2023	11,394	$58.72	3,333	$39.60	165,663
Exercisable at December 31, 2023	11,394	$58.72	3,333	$39.60	165,663

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrant.

The Company’s outstanding warrants at December 31, 2024 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.86– $60.00	8,925,798	4.55	$0.92	8,925,798	$0.95	$7,400,859

As of December 31, 2024 and 2023, there was no unrecognized expense for unvested stock options and restricted stock awards.

Stock-based compensation expense for the years ended December 31, 2024 and 2023 was as follows:

	For the years ended
	December 31,
	2024	2023
Stock-based compensation expense	$-	$361,363

Stock-based compensation expense categorized by the equity components for the years ended December 31, 2024 and 2023 is as follows:

	For the years ended
	December 31,
	2024	2023
Common stock	$-	$361,363
Total	$-	$361,363

Stock compensation is included on the consolidated statements of operations.

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the years ended
	December 31,
	2024	2023
Stock options	-	3,333
Warrants	8,925,798	11,394
Restricted stock units	122,274	165,663
Total common stock equivalents	9,048,072	180,390

Note 11. Income Taxes

By virtue of a merger of the limited liability company into a corporation, the Company became a corporation during 2018.

The significant items comprising the Company’s net deferred taxes as of December 31, 2024 and 2023 are as follows:

	As of December 31,
	2024	2023
Net operating loss	$9,042,902	$8,790,076
Stock options and compensation	2,440,539	2,440,539
Deferred revenue	318,610	324,159
Other	576,224	571,694
Valuation allowance	(12,378,275)	(12,126,468)
Total deferred tax asset	-	-

Basis difference fixed assets	-	-
Total deferred tax liability	-	-

Net deferred tax asset (liability)	$-	$-

The components of the provision for (benefit from) income taxes consist of the following:

	As of December 31,
	2024	2023
Current tax:
Federal	$-	$-
State	-	-
Total	$-	$-

Deferred tax:
Federal	$(233,463)	$(915,543)
State	(18,344)	(71,935)
Less: change in valuation allowance	251,807	987,478
	-	-
Total	$-	$-

The provision for (benefit from) income taxes varies from the amount computed by applying the statutory rate for reasons summarized below:

	As of December 31, 2024		As of December 31, 2023
Net loss before tax per financial statements	$(1,136,225)		$(3,981,144)

Statutory rate	(238,607)	21.00%	(836,040)	21.00%
State tax rate	(18,748)	1.65%	(65,689)	1.65%
Permanent items	5,548	(0.49)%	(85,749)	2.15%
Rate change		0.00%		0.00%
Change in valuation allowance	251,807	(22.16)%	987,478	(24.80)%
	$-	0.00%	$-	0.00%

As of December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of approximately $39.9 million and $38.8 million, respectively, available to offset future taxable income. As of December 31, 2024 and 2023, the Company had state loss carry-forwards of approximately $19.3 million and $18.2 million, respectively. Future utilization of net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The federal net operating loss carryforwards can be carried forward indefinitely and state loss carryforwards begin to expire in 2039.

The valuation allowance as of December 31, 2024 and 2023 was $12,378,275 and $12,126,468, respectively. The net change in valuation allowance for the years ended December 31, 2024 and 2023 was an increase of $251,807 and $987,478, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2024 and 2023.

The Company had no unrecognized tax benefits during 2024 or 2023. By statute, all tax years are open to examination by the major taxing jurisdictions to which the Company is subject.

Note 12. Segment Reporting

As noted above, the Company is a provider of data content and services related to the repair, normalization and interoperability of information for healthcare providers and big data analytics for the healthcare industry.

The Company has determined that it currently operates in a single segment - health information technology solutions and services, located in a single geographic location – the United States. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Since the Company operates in a single segment, the measure of segment total assets and loss from operations is the same as that reported on the accompanying consolidated balance sheets as total assets, and the accompanying consolidated statements of operations as loss from operations, respectively.

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM manages the Company’s business activities as a single operating and reportable segment. The CODM uses consolidated profit and loss to evaluate and measure performance against progress in its commercialization efforts and clinical trials. The following table sets forth significant segment expenses.

	Year Ended December 31,
	2024	2023
Assets:
Cash	$106,654	$91,436
Accounts receivable, net	372,716	304,813
Prepaid expenses and other assets	24,008	39,533
Goodwill	5,842,433	5,842,433
Total Assets	6,345,811	6,278,215

Service revenue:	2,989,599	3,804,943

Operating expenses:
Legal and professional	$980,897	$839,183
Salaries and wages	268,399	310,988
Stock compensation	-	361,363
Other general and administrative	765,115	1,208,206
Total operating expense	$2,005,411	$2,719,740

Other income (expense)
Interest expense	(104,201)	(6,448)
Forgiveness of accounts payable	227,402	-
Impairment of goodwill	-	(2,524,034)
Total other income (expense)	$123,201	$(2,530,482)

Net Loss	$(1,136,225)	$(3,981,144)

Note 13. Subsequent Events

The Company has evaluated all events that occurred after the consolidated balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. Management has determined that except as disclosed below, there were no additional reportable subsequent events to be disclosed.

Financing Transaction

On January 18, 2025, the Company closed a Securities Purchase Agreement (the “SPA”) with certain accredited investors. Under the SPA, the Company sold a series of senior secured convertible notes with an aggregate principal amount of $1,500,000, that had an initial conversion price of $1.25 per share, subject to certain adjustments and maturity date of December 31, 2025. The Company also issued five year warrants to acquire up to an aggregate 7,256,364 additional shares of the Company’s common stock with exercise prices ranging from $1.25 to $1.375 per share.

Issuance of Shares for note conversions

Between February 3, 2025 and February 27, 2025, the company issued an aggregate 54,980 shares of common stock for the conversion of $47,283 in principal and accrued interest on its convertible loans.

Issuance of Shares as settlement of other obligations

On March 14, 2025, the Company issued 191,250 shares of common stock valued at $148,410 as part of a stock settlement agreement for payment of its obligation under its judgement from Core IR.

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

Exhibit	Exhibit Description
3.1	Certificate of Incorporation, as amended February 1, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s 10-K filed with the SEC on April 1, 2019)

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

4.1	Form of Series A, Series B and Series C Warrant (incorporated by reference to Exhibit 4.1 to the Company’s 8-K filed with the SEC on January 23, 2025)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed with the SEC on January 23, 2025)

10.2	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed with the SEC on January 23, 2025)

10.3	Amendment and Consent, Dated November 18, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s 8-K filed with the SEC January 23, 2025)

10.4	Form of Guaranty and Security Agreement (incorporated by reference to Exhibit 10.4 to the Company’s 8-K filed with the SEC on January 23, 2025)

10.5	Settlement Agreement with CorProminence LLC, d/b/a Core IR (incorporated by reference to Exhibit 10.8 to the Company’s 8-K filed with the SEC on July 15, 2024)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

97.1	Clawback Policy of SCWorx Corp.*

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith