Form 10-Q
period 2025-03-31
SCWorx Corp.
filed 2025-05-15
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37899

SCWORX CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-5412331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 S Ashley Dr, Suite 600

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

Number of shares of the registrant’s common stock outstanding at May 15, 2025: 3,638,703

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to our ability to:

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$1,072,416	$106,654
Accounts receivable, net	175,233	372,716
Prepaid expenses and other assets	66,825	24,008
Total current assets	1,314,474	503,378

Goodwill	5,842,433	5,842,433
Total assets	$7,156,907	$6,345,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$941,499	$1,237,637
Accounts payable and accrued liabilities - related party	149,838	149,838
Shareholder advance	67,622	67,622
Deferred revenue	332,833	354,083
Convertible loans payable, net of discounts – current portion	51,334	-
Loans payable	12,752	27,369
Total current liabilities	1,555,878	1,836,549

Long-term liabilities:
Convertible loans payable, net of discounts	7,037	19,660
Total long-term liabilities	7,037	19,660

Total liabilities	1,562,915	1,856,209

Commitments and contingencies (Note 6)

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding at March 31, 2025 and December 31, 2024	40	40
Common stock, $0.001 par value; 45,000,000 shares authorized; 2,105,755 and 1,859,525 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2,105	1,859
Additional paid-in capital	37,044,216	35,463,769
Accumulated deficit	(31,452,369)	(30,976,066)
Total stockholders’ equity	5,593,992	4,489,602

Total liabilities and stockholders’ equity	$7,156,907	$6,345,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Revenue	$720,299	$812,099
Cost of revenue	583,436	603,465
Gross profit	136,863	208,634

Operating expenses:
Legal and professional	203,979	159,145
Salaries and wages	84,278	68,373
General and administrative	182,603	159,572
Total operating expenses	470,860	387,090

Loss from operations	(333,997)	(178,456)

Other income (expense)
Interest expense	(142,306)	(203)
Total other expense	(142,306)	(203)

Net loss before income taxes	(476,303)	(178,659)

Provision for (benefit from) income taxes	-	-

Net loss	$(476,303)	$(178,659)

Net loss per share, basic and diluted	$(0.25)	$(0.14)

Weighted average common shares outstanding, basic and diluted	1,925,392	1,240,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Additional
	Preferred Stock		Common stock		paid-in	Accumulated
Three months ended March 31, 2025	Shares	$	Shares	$	capital	deficit	Total

Balances, December 31, 2024	39,810	$40	1,859,525	$1,859	$35,463,769	$(30,976,066)	$4,489,602

Shares issued for legal settlement	-	-	191,250	191	148,219	-	148,410
Shares issued for conversion of convertible loans and interest	-	-	54,980	55	47,228	-	47,283
Issuance of warrants in conjunction with convertible loans	-	-	-	-	1,385,000	-	1,385,000
Net loss	-	-	-	-	-	(476,303)	(476,303)

Ending balance, March 31, 2025	39,810	$40	2,105,755	$2,105	$37,044,216	$(31,452,369)	$5,593,992

					Additional
	Preferred Stock		Common stock		paid-in	Accumulated
Three months ended March 31, 2024	Shares	$	Shares	$	capital	deficit	Total

Balances, December 31, 2023	39,810	$40	1,232,333	$1,232	$33,692,018	$(29,839,841)	$3,853,449

Shares issued as settlement of accounts payable	-	-	21,405	21	29,464	-	29,485
Shares issued for vested restricted stock units	-	-	1,667	2	(2)	-	-
Net loss	-	-	-	-	-	(178,659)	(178,659)

Ending balance, March 31, 2024	39,810	$40	1,255,405	$1,255	$33,721,480	$(30,018,500)	$3,704,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(476,303)	$(178,659)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	78,711	-
Common stock issued for settlement of payables	-	29,485
Credit loss expense	23,800	-
Changes in operating assets and liabilities:
Accounts receivable	173,683	(86,266)
Prepaid expenses and other assets	(42,817)	(30,600)
Accounts payable and accrued liabilities	(140,445)	174,808
Deferred revenue	(21,250)	31,750
Net cash used in operating activities	(404,621)	(59,482)

Net cash from investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans payable	1,385,000	-
Payments on loans payable	(14,617)	(19,361)
Proceeds from accounts payable and accrued liabilities - related party	-	123,474
Payments on accounts payable and accrued liabilities - related party	-	(96,466)
Net cash provided by financing activities	1,370,383	7,647

Net increase (decrease) in cash	965,762	(51,835)

Cash, beginning of period	106,654	91,436

Cash, end of period	$1,072,416	$39,601

Supplemental disclosures of cash flow information:
Cash paid for interest	$56	$203
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for vested restricted stock units	$47,283	$2
Shares issued for accrued legal settlement	$148,410	$-
Warrants issued in conjunction with convertible loans	$1,385,000	$-

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

The Company has suffered recurring losses from operations and incurred a net loss of $476,303 for the three months end March 31, 2025 and $1,136,225 for the year ended December 31, 2024. The accumulated deficit as of March 31, 2025 was $31,452,369. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating losses will continue and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in its report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025.

The accompanying unaudited condensed consolidated financial statements include the accounts of SCWorx and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2025, the results of its operations for the three months ended March 31, 2025 and cash flows for the three months ended March 31, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had amounts in excess of the FDIC insured limit of $762,641 as of March 31, 2025. The Company did not have amounts in excess of the FDIC insured limit as of December 31, 2024.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue For the		Accounts
	three months ended		Receivable
	March 31,		March 31,	December 31,
Customers	2025	2024	2025	2024
Customer A	15%	14%	23%	11%
Customer B	14%	12%	19%	18%
Customer C	19%	18%	26%	20%
Customer D	-%	9%	-%	15%
Customer E	7%	5%	-%	27%

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

Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, changes in customer payment terms, and specific customer situations. The Company’s normal collection cycle ranges between thirty and 60 days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company has assessed that certain receivables may not be collectable and has recorded an allowance for credit losses of $43,800 and $20,000 as of March 31, 2025 and December 31, 2024, respectively.

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

Remaining Performance Obligations

As of March 31, 2025 and December 31, 2024, the Company had $332,833 and $354,083, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize the revenue relating to the current performance obligations during the following 12 month period.

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

Convertible Debt and Amortization of Debt Discounts

The Company has issued various debt instruments with warrants and conversion features for which total proceeds were allocated to individual instruments based on the relative fair value of each instrument at the time of issuance. The relative fair value of the warrants issued in connection with convertible debt was recorded as discount on debt and amortized over the term of the respective debt. For the three months ended March 31, 2025 and 2024, amortization of debt discount was $78,711 and $0, respectively.

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of March 31, 2025 and December 31, 2024.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $332,833 and $354,083 as of March 31, 2025 and December 31, 2024, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

There was no income tax expense for three months ended March 31, 2025 and 2024.

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

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the consolidated income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants and the exercise of fully vested restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2025 and December 31, 2024, the Company had 16,294,436 and 9,048,072, respectively, common stock equivalents outstanding.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s condensed consolidated financial statements upon adoption.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to enhance the reportable segment disclosures. The guidance requires additional disclosures about significant segment expenses. The guidance is effective for the public companies with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-07 as of its fiscal year December 31, 2024.

Note 4. Debt

CARES funding

On May 5, 2020, the Company obtained a $293,972 unsecured loan payable through the Paycheck Protection Program (“PPP”), which was enacted as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”). The funds were received from Bank of America through a loan agreement pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act and used for payroll costs, rent, mortgage interest, and utility costs during the 24 week period after the date of loan disbursement is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. While the full loan amount may be forgiven, the amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels or less than 60% of the loan proceeds are used for payroll costs. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period for nine months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan. In May 2022, the Company was granted an extension on the maturity date of this note until May 5, 2025. The loan was partially forgiven in the amount of $139,569 in September 2022. As of March 31, 2025 and December 31, 2024, the remaining balance was $12,752 and $27,369, respectively.

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

Convertible Loans

On July 15, 2024, the Company issued an aggregate $1,155,000 in convertible notes bearing interest at 10% per annum.   The notes mature on December 31, 2025 and are convertible, into the Company’s common stock at a price of $1.43 per share, subject to certain adjustments, at the holder’s request.  The noteholders and certain third parties were also granted detachable 5 year warrants to purchase an aggregate of 4,887,118 shares of the Company’s common stock at exercise prices ranging from $1.43 to $1.692 per share. The Company valued the warrants at $6,163,572 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the warrants as a discount to the debt in the amount of $973,200.  At March 31, 2025, $1,115,000 of the principal balances were still outstanding and is included on the Company’s condensed consolidated balance sheets net of discounts at $51,334.

On January 21, 2025, the Company issued an aggregate $1,500,000 in convertible notes bearing interest at 10% per annum.  The notes mature on January 21, 2027 and are convertible, into the Company’s common stock at a price of $1.25 per share, subject to certain adjustments, at the holder’s request.  The noteholders and certain third parties were also granted detachable 5 year warrants to purchase an aggregate of 7,256,364 shares of the Company’s common stock at exercise prices ranging from $1.25 to $1.65 per share. The Company valued the warrants at $11,422,792 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the warrants as a discount to the debt in the amount of $1,186,579, as well as the value of the conversion feature of $198,421.  Additionally, the Company recorded debt issuance costs of $115,000 as a discount to the debt. At March 31, 2025, the principal balances were still outstanding and is included on the Company’s condensed consolidated balance sheets net of discounts at $7,037.

The Company has accrued interest for the above notes in the amount of $110,207  and $53,950 as of March 31, 2025 and December 31, 2024, which is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets. The Company recognized amortization expense of $78,711 during the three months ended March 31, 2025.

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

For the three months ended March 31, 2025 and 2024 and, the components of lease expense were as follows:

	For the three months ended
	March 31,
	2025	2024
Operating lease cost	$1,192	$935

Total lease cost	$1,192	$935

As of March 31, 2025 and December 31, 2024, the Company had no additional operating leases, other than those noted above, and no financing leases.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed in the Company’s periodic reports filed with the SEC, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,546. The Company received the final decision of the Arbitrator on October 16, 2023, awarding Core IR $461,856 including unpaid compensation, indemnification for legal fees and costs, prevailing party legal fees and interest (the “Award”). Core IR has since obtained a judgement in the amount of approximately $502,000 (including interest) (“Judgement”). The Company and Core IR entered into a settlement agreement dated July 12, 2024 under which the Company agreed to issue Core IR shares of its common stock with a value of $502,000 (determined based on sales proceeds realized by Core IR), in full and complete satisfaction of the Judgement. On July, 18, 2024, the Company issued 159,776 shares of its common stock in the first tranche of payments under this agreement. On March 14, 2025, the Company issued an additional 191,250 shares of its common stock under this agreement. The remaining balances of $135,496 and $283,906 owed under the settlement agreement is included accounts payable and accrued liabilities in the Company’s condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively.

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

Loan Commitments

Between July 15, 2024 and January 17, 2025, the Company issued an aggregate $2,655,000 in senior secured convertible notes. Under these notes, the Company has pledged all assets of the Company as collateral. See Note 4. Debt for further details.

Note 7. Stockholders’ Equity

Authorized Shares

The Company has 45,000,000 Common shares and 900,000 Series A convertible preferred shares authorized with a par value of $0.001 per share.

Common Stock

Issuance of Shares for Legal Settlements

On March 14, 2025, the Company issued 191,250 shares of common stock valued at $148,410 or $0.78 per share as partial fulfillment its obligation under a previous legal settlement. See Note 6. Commitments and Contingencies for further information.

Issuance of Shares for Note Conversions

Between February 3, 2025 and February 27, 2025, the Company issued an aggregate 54,980 shares of common stock for the conversion of an aggregate $40,000 in principal and $7,283 in accrued interest due under the Company’s senior secured convertible notes.

Warrants issued in conjunction with loans payable

On January 21, 2025, the Company issued warrants to purchase an aggregate 7,256,364 shares of the Company’s common stock at exercise prices ranging from $1.25 to $1.65 per share in conjunction with a convertible note issuance, see Note 4. Debt. The warrants were valued at $11,422,792 using the Black-Scholes pricing model. The Company has recognized $1,186,579 of this value as a discount to the associated notes.

The Company has classified the warrants as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrants.

The fair values at the commitment date for the warrants were based upon the following management assumptions as of the date of issuance:

Issuance date
Risk-free interest rate	4.40%
Expected dividend yield	-%
Expected volatility	148%
Term	5 years
Fair value of common stock	$1.83

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the three months ended March 31, 2025 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2024	8,915,798	$0.92	-	$-	122,274
Granted	7,256,364	1.34	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Balance at March 31, 2025	16,172,162	$1.11	-	$-	122,274
Exercisable at March 31, 2025	16,172,162	$1.11	-	$-	122,274

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the three months ended March 31, 2024 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2023	11,394	$58.72	3,333	$39.60	165,663
Granted	-	-	-	-	21,405
Exercised	-	-	-	-	(23,072)
Cancelled/Expired	(2,293)	53.64	-	-	-
Balance at March 31, 2024	9,101	$60.00	3,333	$39.60	163,996
Exercisable at March 31, 2024	9,101	$60.00	3,333	$39.60	163,996

The Company’s outstanding warrants at March 31, 2025 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.86 - $60.00	16,172,162	4.53	$1.11	16,172,162	$1.11	2,792,060

As of March 31, 2025 and December 31, 2024, there was no unrecognized expense for unvested stock options and restricted stock awards.

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the Three Months
	Ended March 31,
	2025	2024
Stock options	-	3,333
Warrants	16,172,162	9,101
Restricted stock units	122,274	163,996
Total common stock equivalents	16,294,436	176,430

Note 9. Related Party Transactions

At March 31, 2025 and December 31, 2024, the Company had a payable due to an officer in the amount of $149,838 for contract work performed prior to becoming an officer.

During September 2021, the Company’s former CEO and shareholder advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand. The Company had a balance of $67,622 included in shareholder advance on the Company’s unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

As of March 31, 2025 and December 31, 2024, the Company had federal net operating loss carryforwards of approximately $40.3 million and $39.9  million, respectively, available to offset future taxable income. As of March 31, 2025 and December 31, 2024, the Company had state loss carry-forwards of approximately $19.7 million and $19.3 million, respectively. Future utilization of net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The federal net operating loss carryforwards can be carried forward indefinitely and state loss carryforwards begin to expire in 2039.

The valuation allowance as of March 31, 2025 and December 31, 2024 was approximately $12,481,000 and $12,378,000, respectively. The net change in valuation allowance for the three months ended March 31, 2025 was an increase of approximately $103,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income tax is as follows (in percentages):

Statutory federal income tax rate	21.00%
State tax rate	1.65%
Valuation Allowance	(22.65)%
0.00%

Note 11. Segment Reporting

As noted above, the Company is a provider of data content and services related to the repair, normalization and interoperability of information for healthcare providers and big data analytics for the healthcare industry.

The Company has determined that it currently operates in a single segment - health information technology solutions and services, located in a single geographic location – the United States. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Since the Company operates in a single segment, the measure of segment total assets and loss from operations is the same as that reported on the accompanying condensed consolidated balance sheets as total assets, and the accompanying condensed consolidated statements of operations as loss from operations, respectively.

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM manages the Company’s business activities as a single operating and reportable segment. The CODM uses consolidated profit and loss to evaluate and measure performance against progress in its commercialization efforts and clinical trials. The following table sets forth significant segment expenses.

	March 31, 2025	December 31, 2024
Assets:
Cash	$1,072,416	$106,654
Accounts receivable, net	175,233	372,716
Prepaid expenses and other assets	66,825	24,008
Goodwill	5,842,433	5,842,433
Total Assets	$7,156,907	$6,345,811

	Three Months Ended March 31,
	2025	2024
Service revenue	$720,299	$812,099
Cost of revenue	583,436	603,465
Gross profit	$136,863	$208,634

Operating expenses:
Legal and professional	$203,979	$159,145
Salaries and wages	84,278	68,373
Other general and administrative	182,603	159,572
Total operating expense	$470,860	$387,090

Other income (expense)
Interest expense	(142,306)	(203)
Total other expense	$(142,306)	$(203)

Net Loss	$(476,303)	$(178,659)

Note 12. Subsequent Events

The Company has evaluated all events that occurred after the date of the financial statements and through the date of issuance to determine if they must be reported. Management has determined that other than those disclosed below, there were no additional reportable subsequent events to be disclosed.

Issuance of Shares for Note Conversions

Between April 2, 2025 and May 12, 2025, the Company issued an aggregate 1,302,948 shares of common stock for the conversion of $600,086 in principal and accrued interest on its convertible loans.

Issuance of Shares as settlement of other obligations

On May 1, 2025, the Company issued 230,000 shares of common stock valued at $138,000  as part of a stock settlement agreement for payment of its obligation under its judgement from Core IR.

Nasdaq Notices

On April 10, 2025, Nasdaq notified the Company that based upon the Company’s closing bid price for the last 30 consecutive business days (February 26, 2025 through April 9, 2025), the Company no longer meets the listed securities requirement to maintain a minimum bid price of $1 per share pursuant to Nasdaq Rules 5550(a)(2) and 5810(c)(3)(A). However, the Nasdaq Rules provide a compliance period of 180 calendar days, through October 7, 2025, in which to regain compliance.

The Company is currently monitoring its Common Stock trading price. If compliance with the minimum bid price requirement is not regained within the 180-day period, the Company will implement a reverse stock split within the range previously approved by its shareholders.

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

Results of Operations – Three months ended March 31, 2025 as compared to the three months ended March 31, 2024

Our operating results for the three month period ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024	Difference

Revenue	$720,299	$812,099	$(91,800)
Cost of revenues	583,436	603,465	(20,029)
Operating expenses	470,860	387,090	83,770
Other expense	(142,306)	(203)	(142,103)
Provision for income taxes	-	-	-
Net loss	$(476,303)	$(178,659)	$(297,644)

Revenues

Revenue for the three months ended March 31, 2025 was $720,299 as compared to $812,099 for the three months ended March 31, 2024. This decrease was primarily due to the expiration and non-renewal of certain customer contracts.

Cost of revenues

Cost of revenues were $583,436 for the three months ended March 31, 2025 compared to $603,465 for the same period in 2024. The decrease was primarily the result of staffing reductions.

Operating expenses

Operating expenses increased $83,770 to $470,860 for the three months ended March 31, 2025, as compared to $387,090 in the same period of 2024. The increase is primarily attributable to increases in legal and professional fees of approximately $45,000, and increased spending on marketing and sales efforts. We expect operating expenses to remain relatively flat during the rest of 2025 with the exception of marketing and advertising.

Other income (expense)

We had other expenses of $142,306 and $203 during the three months ended March 31, 2025 and 2024, respectively, comprised of interest expense. The increase was due to the issuance of new interest-bearing convertible notes as well as the amortization of note discounts during the current year period.

Net loss

For the three months ended March 31, 2025, we incurred a net loss of $476,303 compared to a net loss of $178,659 for the same period in 2024 due to the factors detailed above.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(404,621)	$(59,482)
Net cash from investing activities	-	-
Net cash provided by financing activities	1,370,383	7,647
Change in cash	$965,762	$(51,835)

Operating Activities

Cash used in operating activities was approximately $405,000 for the three months ended March 31, 2025, mainly related to the net loss of approximately $476,000, a $140,000 decrease in accounts payable and accrued liabilities, a $21,000 decrease in deferred revenue and a $43,000 increase in prepaid expenses, partially offset by amortization of discounts on debt agreements of $79,000, credit loss expense of $24,000 and a decrease in accounts receivable of $174,000.

Cash used in operating activities was approximately $59,000 for the three months ended March 31, 2024, mainly related to the net loss of approximately $180,000, an $86,000 increase in accounts receivable and a $31,000 increase in prepaid expenses, partially offset by increases in accounts payable and accrued liabilities of $174,000 and deferred revenue of $32,000.

Investing Activities

The Company did not have any investing activities during the three months ended March 31, 2025 and 2024.

Financing Activities

Cash provided by financing activities was $1,370,383 for the three months ended March 31, 2025, consisting of proceeds loans payable of $1,385,000 partially offset by repayments of loans payable of approximately $15,000.

Cash provided by financing activities was $7,647 for the three months ended March 31, 2024, consisting of proceeds from accounts payable and accrued liabilities - related party of approximately $123,000 partially offset by repayments on these accounts payable and accrued liabilities - related party of approximately $96,000 and repayments of loans payable of $19,000.

Liquidity and Going Concern

Management has concluded that on our unaudited condensed consolidated financial statements for the three months ended March 31, 2025 conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

As March 31, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2025, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of March 31, 2025, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2025, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed in the Company’s periodic reports filed with the SEC, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,546. The Company received the final decision of the Arbitrator on October 16, 2023, awarding Core IR $461,856 including unpaid compensation, indemnification for legal fees and costs, prevailing party legal fees and interest (the “Award”). Core IR has since obtained a judgement in the amount of approximately $502,000 (including interest) (“Judgement”). The Company and Core IR entered into a settlement agreement dated July 12, 2024 under which the Company agreed to issue Core IR shares of its common stock with a value of $502,000 (determined based on sales proceeds realized by Core IR), in full and complete satisfaction of the Judgement. On July, 18, 2024, the Company issued 159,776 shares of its common stock in the first tranche of payments under this agreement. On March 14, 2025, the company issued an additional 191,250 shares of its common stock under this agreement. The remaining balances of $135,496 and $283,906 owed under the settlement agreement is included accounts payable and accrued liabilities in the Company’s condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively.

Item 1A. Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended March 31, 2025, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K.

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

Exhibit #	Exhibit Description
3.1	Certificate of Incorporation, as amended October 6, 2023 (Incorporated by reference to Exhibit 3.1 of the Company’s 10-Q filed with the SEC on October 10, 2024)

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

97.1	Clawback Policy of SCWorx Corp (Incorporated by reference to Exhibit 97.1 of the Company’s 10-K filed with the SEC on March 31, 2025)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: May 15, 2025	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: May 15, 2025	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer
(Principal Financial Officer)