Form 10-Q
period 2025-06-30
SCWorx Corp.
filed 2025-08-14
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Number of shares of the registrant’s common stock outstanding at August 14 2025: 7,881,092

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$340,209	$106,654
Accounts receivable, net	412,216	372,716
Prepaid expenses and other assets	51,075	24,008
Total current assets	803,500	503,378

Goodwill	5,842,433	5,842,433
Total assets	$6,645,933	$6,345,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$774,667	$1,237,637
Accounts payable and accrued liabilities - related party	149,838	149,838
Shareholder advance	-	67,622
Deferred revenue	219,250	354,083
Convertible loans payable, net of discounts - current portion	43,885	-
Loans payable	-	27,369
Total current liabilities	1,187,640	1,836,549

Long-term liabilities:
Convertible loans payable, net of discounts, net of current portion	7,947	19,660
Total long-term liabilities	7,947	19,660

Total liabilities	1,195,587	1,856,209

Commitments and contingencies (Note 6)

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding	40	40
Common stock, $0.001 par value; 45,000,000 shares authorized; 6,420,558 and 1,859,525 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	6,420	1,859
Additional paid-in capital	38,802,340	35,463,769
Accumulated deficit	(33,358,454)	(30,976,066)
Total stockholders’ equity	5,450,346	4,489,602

Total liabilities and stockholders’ equity	$6,645,933	$6,345,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$682,632	$742,027	$1,402,931	$1,554,126
Cost of revenue	502,215	495,701	1,085,651	1,099,166
Gross profit	180,417	246,326	317,280	454,960

Operating expenses:
Legal and professional	111,339	324,409	315,318	483,554
Salaries and wages	155,276	55,622	239,554	123,995
General and administrative	207,329	173,442	389,932	333,014
Total operating expenses	473,944	553,473	944,804	940,563

Loss from operations	(293,527)	(307,147)	(627,524)	(485,603)

Other income (expense)
Interest expense	(1,534,454)	(30,166)	(1,676,760)	(30,369)
Loss on shares issued for legal settlement	(78,104)	-	(78,104)	-
Total other expense	(1,612,558)	(30,166)	(1,754,864)	(30,369)

Net loss before income taxes	(1,906,085)	(337,313)	(2,382,388)	(515,972)

Provision for (benefit from) income taxes	-	-	-	-

Net loss	$(1,906,085)	$(337,313)	$(2,382,388)	$(515,972)

Net loss per share, basic and diluted	$(0.46)	$(0.26)	$(0.78)	$(0.41)

Weighted average common shares outstanding, basic and diluted	4,170,341	1,298,520	3,060,231	1,269,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Three months ended June 30, 2025	Shares	$	Shares	$	capital	deficit	Total

Balances, March 31, 2025	39,810	$40	2,105,755	$2,105	$37,044,216	$(31,452,369)	$5,593,992

Shares issued for legal settlement	-	-	410,000	410	213,190	-	213,600
Shares issued for conversion of convertible loans and interest	-	-	3,904,803	3,905	1,544,934	-	1,548,839
Net loss	-	-	-	-	-	(1,906,085)	(1,906,085)

Ending balance, June 30, 2025	39,810	$40	6,420,558	$6,420	$38,802,340	$(33,358,454)	$5,450,346

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Six months ended June 30, 2025	Shares	$	Shares	$	capital	deficit	Total

Balances, December 31, 2024	39,810	$40	1,859,525	$1,859	$35,463,769	$(30,976,066)	$4,489,602

Shares issued for legal settlement	-	-	601,250	601	361,409	-	362,010
Shares issued for conversion of convertible loans and interest	-	-	3,959,783	3,960	1,592,162	-	1,596,122
Issuance of warrants in conjunction with convertible loans	-	-	-	-	1,385,000		1,385,000
Net loss	-	-	-	-	-	(2,382,388)	(2,382,388)

Ending balance, June 30, 2025	39,810	$40	6,420,558	$6,420	$38,802,340	$(33,358,454)	$5,450,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Three months ended June 30, 2024	Shares	$	Shares	$	capital	deficit	Total

Balances, March 31, 2024	39,810	$40	1,255,405	$1,255	$33,721,480	$(30,018,500)	$3,704,275

Shares issued as settlement of accounts payable	-	-	73,306	73	154,085	-	154,158
Shares issued for legal settlement	-	-	37,500	38	87,563	-	87,601
Net loss	-	-	-	-	-	(337,313)	(337,313)

Ending balance, June 30, 2024	39,810	$40	1,366,211	$1,366	$33,963,128	$(30,355,813)	$3,608,721

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Six months ended June 30, 2024	Shares	$	Shares	$	capital	deficit	Total

Balances, December 31, 2023	39,810	$40	1,232,333	$1,232	$33,692,018	$(29,839,841)	$3,853,449

Shares issued as settlement of accounts payable	-	-	94,711	94	183,550	-	183,644
Shares issued for legal settlement	-	-	37,500	38	87,562	-	87,600
Shares issued for vested restricted stock units	-	-	1,667	2	(2)	-	-
Net loss	-	-	-	-	-	(515,972)	(515,972)

Ending balance, June 30, 2024	39,810	$40	1,366,211	$1,366	$33,963,128	$(30,355,813)	$3,608,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(2,382,388)	$(515,972)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,458,243	30,000
Loss on shares issued for legal settlement	78,104	-
Common stock issued for settlement of payables	-	183,644
Common stock issued for legal settlements	-	20,400
Credit loss expense	35,200	25,500
Changes in operating assets and liabilities:
Accounts receivable	(74,700)	(292,668)
Prepaid expenses and other assets	(27,067)	(43,225)
Accounts payable and accrued liabilities	(9,013)	242,641
Deferred revenue	(134,833)	9,375
Net cash used in operating activities	(1,056,454)	(340,305)

Net cash from investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans payable, net	1,385,000	300,000
Payments on loans payable	(27,369)	(33,867)
Payments on shareholder advance	(67,622)	-
Proceeds from accounts payable and accrued liabilities - related party	-	123,474
Payments on accounts payable and accrued liabilities - related party	-	(123,474)
Net cash provided by financing activities	1,290,009	266,133

Net increase (decrease) in cash	233,555	(74,172)

Cash, beginning of period	106,654	91,436

Cash, end of period	$340,209	$17,264

Supplemental disclosures of cash flow information:
Cash paid for interest	$73	$30,369
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for vested restricted stock units	$-	$2
Shares issued for conversion of convertible loans and interest	$1,596,122	$-
Shares issued for accrued legal settlement	$283,906	$-
Warrants issued in conjunction with convertible loans	$1,385,000	$-

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

The Company has suffered recurring losses from operations and incurred a net loss of $2,382,388 for the six months end June 30, 2025 and $1,136,225 for the year ended December 31, 2024. The accumulated deficit as of June 30, 2025 was $33,358,454. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating losses will continue and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

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

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2025, the results of its operations for the three and six months ended June 30, 2025 and cash flows for the six months ended June 30, 2025. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had amounts in excess of the FDIC insured limit of $5,933 as of June 30, 2025. The Company did not have amounts in excess of the FDIC insured limit as of December 31, 2024.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue For The		Accounts
	Six Months Ended		Receivable
	June 30,		June 30,	December 31,
Customers	2025	2024	2025	2024
Customer A	16%	14%	15%	3%
Customer B	14%	13%	16%	41%
Customer C	20%	19%	34%	37%

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

Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, changes in customer payment terms, and specific customer situations. The Company’s normal collection cycle ranges between thirty and 60 days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company has assessed that certain receivables may not be collectable and has recorded an allowance for credit losses of $55,200 and $20,000 as of June 30, 2025 and December 31, 2024, respectively.

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

Remaining Performance Obligations

As of June 30, 2025 and December 31, 2024, the Company had $219,250 and $354,083, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize the revenue relating to the current performance obligations during the following 12 month period.

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

Convertible Debt and Amortization of Debt Discounts

The Company has issued various debt instruments with warrants and conversion features for which total proceeds were allocated to individual instruments based on the relative fair value of each instrument at the time of issuance. The relative fair value of the warrants issued in connection with convertible debt was recorded as discount on debt and amortized over the term of the respective debt. For the three and six months ended June 30, 2025, amortization of debt discount was $1,379,532 and 1,458,243, respectively. For the three and six months ended June 30, 2024, amortization of debt discount was $30,000.

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of June 30, 2025 and December 31, 2024.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $219,250 and $354,083 as of June 30, 2025 and December 31, 2024, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

There was no income tax expense for three and six months ended June 30, 2025 and 2024.

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

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the consolidated income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants and the exercise of fully vested restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2025 and December 31, 2024, the Company had 44,030,081 and 9,048,072, respectively, common stock equivalents outstanding.

As of June 30, 2025, the combined total of common shares outstanding and common stock equivalents outstanding exceeds the Company’s total number of shares authorized. However, certain of the common stock equivalents are subject to contractual restrictions that currently prevent their exercise until and unless other warrant classes have first been exercised. Pursuant to ASC 815-40, “Contracts in Entity’s Own Equity” these restrictions are considered to be substantive. When these warrants are excluded, the remaining common stock equivalents do not exceed the authorized share limit and therefore do not require derivative liability classification.

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

Note 4. Debt

CARES funding

On May 5, 2020, the Company obtained a $293,972 unsecured loan payable through the Paycheck Protection Program (“PPP”), which was enacted as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”). The funds were received from Bank of America through a loan agreement pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act and used for payroll costs, rent, mortgage interest, and utility costs during the 24 week period after the date of loan disbursement is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. While the full loan amount may be forgiven, the amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels or less than 60% of the loan proceeds are used for payroll costs. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period for nine months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan. In May 2022, the Company was granted an extension on the maturity date of this note until May 5, 2025. The loan was partially forgiven in the amount of $139,569 in September 2022. As of June 30, 2025 and December 31, 2024, the remaining balance was $0 and $27,369, respectively.

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

Convertible Loans

On July 15, 2024, the Company issued an aggregate $1,155,000 in convertible notes bearing interest at 10% per annum.   The notes mature on December 31, 2025 and are convertible, into the Company’s common stock at a price of $1.43 per share, subject to certain adjustments, at the holder’s request.  The noteholders and certain third parties were also granted detachable 5 year warrants to purchase an aggregate of 4,887,118 shares of the Company’s common stock at exercise prices ranging from $1.43 to $1.692 per share. The Company valued the warrants at $6,163,572 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the warrants as a discount to the debt in the amount of $973,200.  At June 30, 2025, $389,500 of the principal balances were still outstanding and are included on the Company’s condensed consolidated balance sheets net of discounts at $43,885.

On January 21, 2025, the Company issued an aggregate $1,500,000 in convertible notes bearing interest at 10% per annum.  The notes mature on January 21, 2027 and are convertible, into the Company’s common stock at a price of $1.25 per share, subject to certain adjustments, at the holder’s request.  The noteholders and certain third parties were also granted detachable 5 year warrants to purchase an aggregate of 7,256,364 shares of the Company’s common stock at exercise prices ranging from $1.25 to $1.65 per share. The Company valued the warrants at $11,422,792 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the warrants as a discount to the debt in the amount of $1,186,579, as well as the value of the conversion feature of $198,421.  Additionally, the Company recorded debt issuance costs of $115,000 as a discount to the debt. At June 30, 2025, $839,428 of the principal balances were still outstanding and are included on the Company’s condensed consolidated balance sheets net of discounts at $7,947.

The Company has accrued interest for the above notes in the amount of $102,343 and $53,950 as of June 30, 2025 and December 31, 2024, which is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets. The Company recognized amortization expense on debt discounts of $1,379,532 and 1,458,243 during the three and six months ended June 30, 2025.

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

For the three and six months ended June 30, 2025 and 2024, the components of lease expense were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$1,011	$1,198	$2,203	$2,133
Total lease cost	$1,011	$1,198	$2,203	$2,133

As of June 30, 2025 and December 31, 2024, the Company had no additional operating leases, other than those noted above, and no financing leases.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed in the Company’s periodic reports filed with the SEC, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,546. The Company received the final decision of the Arbitrator on October 16, 2023, awarding Core IR $461,856 including unpaid compensation, indemnification for legal fees and costs, prevailing party legal fees and interest (the “Award”). Core IR has since obtained a judgement in the amount of approximately $502,000 (including interest) (“Judgement”). The Company and Core IR entered into a settlement agreement dated July 12, 2024 under which the Company agreed to issue Core IR shares of its common stock with a value of $502,000 (determined based on sales proceeds realized by Core IR), in full and complete satisfaction of the Judgement. On July, 18, 2024, the Company issued 159,776 shares of its common stock in the first tranche of payments under this agreement. On March 14, 2025, the Company issued an additional 191,250 shares of its common stock under this agreement. On May 1, 2025, the Company issued an additional 230,000 shares of its common stock under this agreement. The Company issued 180,000 shares of its common stock in full settlement of its obligation under the agreement on May 21, 2025. The balance of $283,906 owed under the settlement agreement is included accounts payable and accrued liabilities in the Company’s condensed consolidated balance sheets at December 31, 2024.

Nasdaq minimum bid price deficiency notification

As Previously Disclosed in the Company’s periodic report filed with the SEC on April 16, 2025, Nasdaq notified the Company that based upon the Company’s closing bid price for the last 30 consecutive business days (February 26, 2025 through April 9, 2025), the Company no longer meets the listed securities requirement to maintain a minimum bid price of $1 per share pursuant to Nasdaq Rules 5550(a)(2) and 5810(c)(3)(A).

However, the Nasdaq Rules provide a compliance period of 180 calendar days, through October 7, 2025, in which to regain compliance.

Under the Nasdaq Rules, if at any time during this 180 day period the closing bid price of the Company’s securities is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter would be closed. In the event that the Company does not regain compliance during the initial 180 day period, the Company may still be eligible for additional time. To qualify, the Company would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these additional requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is not otherwise eligible, Nasdaq would then provide notice that the Company’s securities will be subject to delisting.

The Company is monitoring its Common Stock trading price. If compliance with the minimum bid price requirement is not regained within the 180-day period, the Company will implement a reverse stock split within the range previously approved by its shareholders.

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

As of June 30, 2025, the combined total of common shares outstanding and common stock equivalents outstanding exceeds the Company’s total number of shares authorized. However, certain of the common stock equivalents are subject to contractual restrictions that currently prevent their exercise until and unless other warrant classes have first been exercised. Pursuant to ASC 815-40, “Contracts in Entity’s Own Equity” these restrictions are considered to be substantive. When these warrants are excluded, the remaining common stock equivalents do not exceed the authorized share limit and therefore do not require derivative liability classification.

Common Stock

Issuance of Shares for Legal Settlements

On March 14, 2025, the Company issued 191,250 shares of common stock valued at $148,410 or $0.78 per share as partial fulfillment its obligation under a previous legal settlement.

On May 1, 2025, the Company issued 230,000 shares of common stock valued at $138,000 or $0.60 per share as partial fulfillment its obligation under a previous legal settlement.

On May 21, 2025, the Company issued 180,000 shares of common stock valued at $75,600 or $0.42 per share as partial fulfillment its obligation under a previous legal settlement.

See Note 6. Commitments and Contingencies for further information on these issuances.

Issuance of Shares for Note Conversions

Between February 3, 2025 and February 27, 2025, the Company issued an aggregate 54,980 shares of common stock for the conversion of an aggregate $40,000 in principal and $7,283 in interest due under the Company’s senior secured convertible notes.

Between April 2, 2025 and June 17, 2025, the Company issued an aggregate 3,904,803 shares of common stock for the conversion of an aggregate $1,386,071 in principal and $162,768 in interest due under the Company’s senior secured convertible notes.

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

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the six months ended June 30, 2025 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2024	8,915,798	$0.92	-	$-	122,274
Granted	34,992,009	0.41	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Balance at June 30, 2025	43,907,807	$0.41	-	$-	122,274
Exercisable at June 30, 2025	29,027,608	$0.41	-	$-	122,274

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the six months ended June 30, 2024 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2023	11,394	$58.72	3,333	$39.60	165,663
Granted	-	-	-	-	88,362
Exercised	-	-	-	-	(90,029)
Cancelled/Expired	(2,293)	53.64	-	-	-
Balance at June 30, 2024	9,101	$60.00	3,333	$39.60	163,996
Exercisable at June 30, 2024	9,101	$60.00	3,333	$39.60	163,996

The Company’s outstanding warrants at June 30, 2025 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.35 - $60.00	43,907,807	4.31	$0.41	29,027,608	$0.41	1,206,830

As of June 30, 2025 and December 31, 2024, there was no unrecognized expense for unvested stock options and restricted stock awards.

The Company’s outstanding warrants and options at June 30, 2024 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$60.00	9,101	1.51	$60.00	9,101	$60.00	-

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$39.60	3,333	0.41	$39.60	3,333	$39.60	-

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the Six Months
	Ended June 30,
	2025	2024
Stock options	-	3,333
Warrants	43,907,807	9,101
Restricted stock units	122,274	163,996
Total common stock equivalents	44,030,081	176,430

Note 9. Related Party Transactions

At June 30, 2025 and December 31, 2024, the Company had a payable due to an officer in the amount of $149,838 for contract work performed prior to becoming an officer.

During September 2021, the Company’s former CEO and shareholder advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand. As of June 30, 2025, all amounts owed have been remitted. The Company had a balance of $67,622 included in shareholder advance on the Company’s unaudited condensed consolidated balance sheets as of December 31, 2024.

Between January 18, 2024 and July 11, 2024, the Company’s CFO advanced an aggregate $128,479 in cash to the Company for short term capital requirements. As of December 31, 2024, all advanced amounts had been repaid.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

As of June 30, 2025 and December 31, 2024, the Company had federal net operating loss carryforwards of approximately $41.2 million and $39.9  million, respectively, available to offset future taxable income. As of June 30, 2025 and December 31, 2024, the Company had state loss carry-forwards of approximately $20.5 million and $19.3 million, respectively. Future utilization of net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The federal net operating loss carryforwards can be carried forward indefinitely and state loss carryforwards begin to expire in 2039.

The valuation allowance as of June 30, 2025 and December 31, 2024 was approximately $13,020,000 and $12,378,000, respectively. The net change in valuation allowance for the six months ended June 30, 2025 was an increase of approximately $642,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2025 and December 31, 2024.

As of June 30, 2025 and December 31, 2024, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income tax is as follows (in percentages):

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

	June 30,	December 31,
	2025	2024
Assets:
Cash	$340,209	$106,654
Accounts receivable, net	412,216	372,716
Prepaid expenses and other assets	51,075	24,008
Goodwill	5,842,433	5,842,433
Total Assets	$6,645,933	$6,345,811

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$682,632	$742,027	$1,402,931	$1,554,126
Cost of revenue	502,215	495,701	1,085,651	1,099,166
Gross profit	180,417	246,326	317,280	454,960

Operating expenses:
Legal and professional	111,339	324,409	315,318	483,554
Salaries and wages	155,276	55,622	239,554	123,995
General and administrative	207,329	173,442	389,932	333,014
Total operating expenses	473,944	553,473	944,804	940,563

Other income (expense)
Interest expense	(1,534,454)	(30,166)	(1,676,760)	(30,369)
Loss on shares issued for legal settlement	(78,104)	-	(78,104)	-
Total other expense	(1,612,558)	(30,166)	(1,754,864)	(30,369)

Net loss	$(1,906,085)	$(337,313)	$(2,382,388)	$(515,972)

Note 12. Subsequent Events

The Company has evaluated all events that occurred after the date of the financial statements and through the date of issuance to determine if they must be reported. Management has determined that other than those disclosed below, there were no additional reportable subsequent events to be disclosed.

Issuance of Shares for Note Conversions

Between July 2, 2025 and August 6, the Company issued an aggregate 1,460,534 shares of common stock for the conversion of $518,143 in principal and accrued interest on its convertible loans.

Contract Commitments

As Described in Note  6. Commitments and Contingencies, the Company had previously entered into an agreement with a registered broker in which it agreed to pay a 6% commission to the broker for any capital raised from parties introduced by the broker. This obligation expired on or around July 17, 2025.

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

Results of Operations – Three months ended June 30, 2025 as compared to the three months ended June 30, 2024

Our operating results for the three month periods ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended
	June 30, 2025	June 30, 2024	Difference

Revenue	$682,632	$742,027	$(59,395)
Cost of revenues	502,215	495,701	6,514
Operating expenses	473,944	553,473	(79,529)
Other expense	(1,612,558)	(30,166)	(1,582,392)
Provision for income taxes	-	-	-
Net loss	$(1,906,085)	$(337,313)	$(1,568,772)

Revenues

Revenue for the three months ended June 30, 2025 was $682,632 as compared to $742,027 for the three months ended June 30, 2024. This decrease was primarily due to the expiration and non-renewal of certain customer contracts.

Cost of revenues

Cost of revenues were $502,215 for the three months ended June 30, 2025 compared to $495,701 for the same period in 2024. The slight increase was primarily the result of staffing fluctuations.

Operating expenses

Operating expenses decreased $79,529 to $473,944 for the three months ended June 30, 2025, as compared to $553,473 in the same period of 2024. The decrease is primarily attributable to decreases in legal and professional fees of approximately $213,000, partially offset by increased spending on marketing and sales efforts. We expect operating expenses to remain relatively flat during the rest of 2025 with the exception of marketing and advertising.

Other income (expense)

We had other expenses of $1,612,558 and $30,166 during the three months ended June 30, 2025 and 2024, respectively, comprised of non-cash interest expense, amortization of debt discounts, and a non-cash loss on legal settlement. The increase was primarily due to the issuance of new interest-bearing convertible notes as well as the amortization of note discounts during the current year period.

Net loss

For the three months ended June 30, 2025, we incurred a net loss of $1,906,085 compared to a net loss of $337,313 for the same period in 2024 due to the factors detailed above.

Results of Operations – Six months ended June 30, 2025 as compared to the six months ended June 30, 2024

Our operating results for the six month period ended June 30, 2025 and 2024 are summarized as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024	Difference

Revenue	$1,402,931	$1,554,126	$(151,195)
Cost of revenues	1,085,651	1,099,166	(13,515)
Operating expenses	944,804	940,563	4,241
Other income (expense)	(1,754,864)	(30,369)	(1,724,495)
Provision for income taxes	-	-	-
Net loss	$(2,382,388)	$(515,972)	$(1,866,416)

Revenues

Revenue for the six months ended June 30, 2025 was $1,402,931 as compared to $1,554,126 for the six months ended June 30, 2024. This decrease was primarily due to the expiration and non-renewal of certain customer contracts.

Cost of revenues

Cost of revenues were $1,085,651 for the six months ended June 30, 2025 compared to $1,099,166 for the same period in 2024. The slight decrease was primarily the result of staffing fluctuations.

Operating expenses

Operating expenses increased $4,241 to $944,804 for the six months ended June 30, 2025, as compared to $940,563 in the same period of 2024. The increase is primarily attributable to increased spending on marketing and sales efforts, partially offset by decreases in legal and professional fees of approximately $170,000. We expect operating expenses to remain relatively flat during the rest of 2025 with the exception of marketing and advertising.

Other income (expense)

We had other expenses of $1,754,864 and $30,369 during the six months ended June 30, 2025 and 2024, respectively, comprised of non-cash interest expense, amortization of debt discounts, and a non-cash loss on legal settlement. The increase was primarily due to the issuance of new interest-bearing convertible notes as well as the amortization of note discounts during the current year period.

Net loss

For the six months ended June 30, 2025, we incurred a net loss of $2,382,388 compared to a net loss of $515,972 for the same period in 2024 due to the factors detailed above.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2025	2024

Net cash used in operating activities	$(1,056,454)	$(340,305)
Net cash from investing activities	-	-
Net cash provided by financing activities	1,290,009	266,133
Change in cash	$233,555	$(74,172)

Operating Activities

Cash used in operating activities was approximately $1,056,000 for the six months ended June 30, 2025, mainly related to the net loss of approximately $2,382,000, a $75,000 increase in accounts receivable, a $9,000 decrease in accounts payable and accrued liabilities, a $135,000 decrease in deferred revenue and a $27,000 increase in prepaid expenses, partially offset by amortization of discounts on debt agreements of $1,458,000 credit loss expense of $35,000 and loss on shares issued for legal settlement of $78,000.

Cash used in operating activities was approximately $340,000 for the six months ended June 30, 2024, mainly related to the net loss of approximately $516,000, a $293,000 increase in accounts receivable and a $43,000 increase in prepaid expenses, partially offset by amortization of discounts on debt agreements of $30,000, common stock issued for settlement of payables and legal settlements of $204,000, credit loss expense of $25,000 and an increase of $243,000 in accounts payable and accrued liabilities.

Investing Activities

The Company did not have any investing activities during the six months ended June 30, 2025 and 2024.

Financing Activities

Cash provided by financing activities was approximately $1,290,000 for the six months ended June 30, 2025, consisting of proceeds loans payable of $1,385,000 partially offset by repayments of loans payable of approximately $27,000 and repayments of shareholder advance of $68,000.

Cash provided by financing activities was approximately $266,000 for the six months ended June 30, 2024, consisting of proceeds loans payable of $300,000 partially offset by repayments of loans payable of $34,000.

Liquidity and Going Concern

Management has concluded that on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

Nasdaq minimum bid price deficiency notification

As Previously Disclosed in the Company’s periodic report filed with the SEC on April 16, 2025, Nasdaq notified the Company that based upon the Company’s closing bid price for the last 30 consecutive business days (February 26, 2025 through April 9, 2025), the Company no longer meets the listed securities requirement to maintain a minimum bid price of $1 per share pursuant to Nasdaq Rules 5550(a)(2) and 5810(c)(3)(A).

However, the Nasdaq Rules provide a compliance period of 180 calendar days, through October 7, 2025, in which to regain compliance.

Under the Nasdaq Rules, if at any time during this 180 day period the closing bid price of the Company’s securities is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter would be closed. In the event that the Company does not regain compliance during the initial 180 day period, the Company may still be eligible for additional time. To qualify, the Company would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these additional requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is not otherwise eligible, Nasdaq would then provide notice that the Company’s securities will be subject to delisting.

The Company is monitoring its Common Stock trading price. If compliance with the minimum bid price requirement is not regained within the 180-day period, the Company will implement a reverse stock split within the range previously approved by its shareholders.

Off-Balance Sheet Arrangements

As June 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2025, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of June 30, 2025, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the three and six months ended June 30, 2025, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed in the Company’s periodic reports filed with the SEC, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,546. The Company received the final decision of the Arbitrator on October 16, 2023, awarding Core IR $461,856 including unpaid compensation, indemnification for legal fees and costs, prevailing party legal fees and interest (the “Award”). Core IR has since obtained a judgement in the amount of approximately $502,000 (including interest) (“Judgement”). The Company and Core IR entered into a settlement agreement dated July 12, 2024 under which the Company agreed to issue Core IR shares of its common stock with a value of $502,000 (determined based on sales proceeds realized by Core IR), in full and complete satisfaction of the Judgement. On July, 18, 2024, the Company issued 159,776 shares of its common stock in the first tranche of payments under this agreement. On March 14, 2025, the Company issued an additional 191,250 shares of its common stock under this agreement. On May 1, 2025, the Company issued an additional 230,000 shares of its common stock under this agreement. The Company issued 180,000 shares of its common stock in full settlement of its obligation under the agreement on May 21, 2025. The balance of $283,906 owed under the settlement agreement is included accounts payable and accrued liabilities in the Company’s condensed consolidated balance sheets at December 31, 2024.

Item 1A. Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the six month period ended June 30, 2025, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K.

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

SCWORX CORP.

Date: August 14, 2025	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: August 14, 2025	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer
(Principal Financial Officer)