Form 10-Q
period 2025-09-30
SCWorx Corp.
filed 2025-11-12
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37899

SCWORX CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-5412331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Village Road, Suite 100

Middleton, MA 01949

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

Number of shares of the registrant’s common stock outstanding at November 12, 2025: 15,826,834

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$684,295	$106,654
Accounts receivable, net	611,716	372,716
Prepaid expenses and other assets	37,305	24,008
Total current assets	1,333,316	503,378

Goodwill	5,842,433	5,842,433
Total assets	$7,175,749	$6,345,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$626,736	$1,237,637
Accounts payable and accrued liabilities - related party	149,838	149,838
Shareholder advance	-	67,622
Deferred revenue	399,000	354,083
Convertible loans payable, net of discounts - current portion	732	-
Loans payable	-	27,369
Total current liabilities	1,176,306	1,836,549

Long-term liabilities:
Convertible loans payable, net of discounts	2,113	19,660
Total long-term liabilities	2,113	19,660

Total liabilities	1,178,419	1,856,209

Commitments and contingencies (Note 6)

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding	40	40
Common stock, $0.001 par value; 45,000,000 shares authorized; 11,653,705 and 1,859,525 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	11,653	1,859
Additional paid-in capital	40,618,459	35,463,769
Subscriptions payable	38,171	-
Accumulated deficit	(34,670,993)	(30,976,066)
Total stockholders’ equity	5,997,330	4,489,602

Total liabilities and stockholders’ equity	$7,175,749	$6,345,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$705,799	$759,724	$2,108,730	$2,313,850
Cost of revenue	453,872	627,148	1,539,523	1,726,314
Gross profit	251,927	132,576	569,207	587,536

Operating expenses:
Legal and professional	59,772	253,603	375,090	737,157
Salaries and wages	132,866	75,480	372,420	199,475
General and administrative	198,146	196,991	588,078	530,005
Total operating expenses	390,784	526,074	1,335,588	1,466,637

Loss from operations	(138,857)	(393,498)	(766,381)	(879,101)

Other income (expense)
Interest expense	(1,173,682)	(31,465)	(2,850,442)	(61,834)
Loss on shares issued for legal settlement	-	-	(78,104)	-
Total other expense	(1,173,682)	(31,465)	(2,928,546)	(61,834)

Net loss before income taxes	(1,312,539)	(424,963)	(3,694,927)	(940,935)

Provision for (benefit from) income taxes	-	-	-	-

Net loss	$(1,312,539)	$(424,963)	$(3,694,927)	$(940,935)

Net loss per share, basic and diluted	$(0.15)	$(0.27)	$(0.76)	$(0.69)

Weighted average common shares outstanding, basic and diluted	8,497,152	1,560,213	4,892,453	1,367,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Three months ended September 30, 2025	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, June 30, 2025	39,810	$40	6,420,558	$6,420	$38,802,340	$-	$(33,358,454)	$5,450,346

Shares issued for conversion of convertible loans and interest	-	-	3,278,331	3,278	1,154,079	-	-	1,157,357
Shares issued for the exercise of warrants	-	-	1,954,816	1,955	662,040	38,171	-	702,166
Net loss	-	-	-	-	-	-	(1,312,539)	(1,312,539)
Ending balance, September 30, 2025	39,810	$40	11,653,705	$11,653	$40,618,459	$38,171	$(34,670,993)	$5,997,330

	Preferred Stock		Common stock		Additional paid-in	Subscriptions	Accumulated
Nine months ended September 30, 2025	Shares	$	Shares	$	capital	payable	deficit	Total

Balances, December 31, 2024	39,810	$40	1,859,525	$1,859	$35,463,769	$-	$(30,976,066)	$4,489,602

Shares issued for legal settlement	-	-	601,250	601	361,409	-	-	362,010
Shares issued for conversion of convertible loans and interest	-	-	7,238,114	7,238	2,746,241	-	-	2,753,479
Issuance of warrants in conjunction with convertible loans	-	-	-	-	1,385,000	-	-	1,385,000
Shares issued for the exercise of warrants	-	-	1,954,816	1,955	662,040	38,171	-	702,166
Net loss	-	-	-	-	-	-	(3,694,927)	(3,694,927)
Ending balance, September 30, 2025	39,810	$40	11,653,705	$11,653	$40,618,459	$38,171	$(34,670,993)	$5,997,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Three months ended September 30, 2024	Shares	$	Shares	$	capital	deficit	Total

Balances, June 30, 2024	39,810	$40	1,366,211	$1,366	$33,963,128	$(30,355,813)	$3,608,721

Shares issued as settlement of accounts payable	-	-	35,328	35	56,136	-	56,171
Shares issued for legal settlement	-	-	197,828	198	271,549	-	271,747
Issuance of warrants in conjunction with convertible loans	-	-	-	-	973,200	-	973,200
Net loss	-	-	-	-	-	(424,963)	(424,963)
Ending balance, September 30, 2024	39,810	$40	1,599,367	$1,599	$35,264,013	$(30,780,776)	$4,484,876

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Nine months ended September 30, 2024	Shares	$	Shares	$	capital	deficit	Total

Balances, December 31, 2023	39,810	$40	1,232,333	$1,232	$33,692,018	$(29,839,841)	$3,853,449

Shares issued as settlement of accounts payable	-	-	130,039	130	239,685	-	239,815
Shares issued for legal settlement	-	-	235,328	235	359,112	-	359,347
Shares issued for vested restricted stock units	-	-	1,667	2	(2)	-	-
Issuance of warrants in conjunction with convertible loans	-	-	-	-	973,200	-	973,200
Net loss	-	-	-	-	-	(940,935)	(940,935)
Ending balance, September 30, 2024	39,810	$40	1,599,367	$1,599	$35,264,013	$(30,780,776)	$4,484,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(3,694,927)	$(940,935)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,509,471	37,112
Loss on shares issued for legal settlement	78,104	-
Common stock issued for settlement of payables	-	239,815
Common stock issued for legal settlements	-	74,053
Credit loss expense	35,200	25,500
Changes in operating assets and liabilities:
Accounts receivable	(274,200)	(267,603)
Prepaid expenses and other assets	(13,297)	(5,850)
Accounts payable and accrued liabilities	(99,802)	107,298
Deferred revenue	44,917	(219,250)
Net cash used in operating activities	(1,414,534)	(949,860)

Net cash from investing activities:	-	-

Cash flows from financing activities:
Proceeds from loans payable, net	1,385,000	994,500
Payments on loans payable	(27,369)	(48,410)
Proceeds from the exercise of warrants, net of costs	702,166	-
Payments on shareholder advance	(67,622)	-
Proceeds from accounts payable and accrued liabilities - related party	-	128,479
Payments on accounts payable and accrued liabilities - related party	-	(128,479)
Net cash provided by financing activities	1,992,175	946,090

Net increase (decrease) in cash	577,641	(3,770)

Cash, beginning of period	106,654	91,436

Cash, end of period	$684,295	$87,666

Supplemental disclosures of cash flow information:
Cash paid for interest	$73	$30,499
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for vested restricted stock units	$-	$2
Shares issued for conversion of convertible loans and interest	$2,753,479	$-
Shares issued for accrued legal settlement	$283,906	$285,294
Warrants issued in conjunction with convertible loans	$1,385,000	$973,200
Warrants issued in conjunction with inducement agreement	$1,053,427	$-

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

The Company has suffered recurring losses from operations and incurred a net loss of $3,694,927 for the nine months end September 30, 2025 and $1,136,225 for the year ended December 31, 2024. The accumulated deficit as of September 30, 2025 was $34,670,993. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating losses will continue and, as a result, the Company will eventually need to generate significant increases in product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

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

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2025, the results of its operations for the three and nine months ended September 30, 2025 and cash flows for the nine months ended September 30, 2025. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had amounts in excess of the FDIC insured limit of $433,360 as of September 30, 2025. The Company did not have amounts in excess of the FDIC insured limit as of December 31, 2024.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue For The
	Nine Months Ended		Accounts Receivable
	September 30,		September 30,	December 31,
Customers	2025	2024	2025	2024
Customer A	16%	14%	10%	4%
Customer B	14%	13%	11%	12%
Customer C	21%	19%	36%	59%

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

Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, changes in customer payment terms, and specific customer situations. The Company’s normal collection cycle ranges between thirty and 60 days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company has assessed that certain receivables may not be collectable and has recorded an allowance for credit losses of $55,200 and $20,000 as of September 30, 2025 and December 31, 2024, respectively.

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

Remaining Performance Obligations

As of September 30, 2025 and December 31, 2024, the Company had $399,000 and $354,083, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize the revenue relating to the current performance obligations during the following 12 month period.

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

Convertible Debt and Amortization of Debt Discounts

The Company has issued various debt instruments with warrants and conversion features for which total proceeds were allocated to individual instruments based on the relative fair value of each instrument at the time of issuance. The relative fair value of the warrants issued in connection with convertible debt was recorded as discount on debt and amortized over the term of the respective debt. For the three and nine months ended September 30, 2025, amortization of debt discount was $1,051,228 and $2,509,471, respectively. For the three and nine months ended September 30, 2024, amortization of debt discount was $7,112 and $37,112, respectively.

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of September 30, 2025 and December 31, 2024.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $399,000 and $354,083 as of September 30, 2025 and December 31, 2024, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2025 and December 31, 2024, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

There was no income tax expense for three and nine months ended September 30, 2025 and 2024.

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

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants and the exercise of fully vested restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2025 and December 31, 2024, the Company had 58,054,640 and 9,048,072, respectively, common stock equivalents outstanding.

As of September 30, 2025, the combined total of common shares outstanding and common stock equivalents outstanding exceeds the Company’s total number of shares authorized. However, certain of the common stock equivalents are subject to contractual restrictions that currently prevent their exercise until and unless other warrant classes have first been exercised. Pursuant to ASC 815-40, “Contracts in Entity’s Own Equity” these restrictions are considered to be substantive. When these warrants are excluded, the remaining common stock equivalents do not exceed the authorized share limit and therefore do not require derivative liability classification.

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

Note 4. Debt

CARES funding

On May 5, 2020, the Company obtained a $293,972 unsecured loan payable through the Paycheck Protection Program (“PPP”), which was enacted as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”). The funds were received from Bank of America through a loan agreement pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act and used for payroll costs, rent, mortgage interest, and utility costs during the 24 week period after the date of loan disbursement is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. While the full loan amount may be forgiven, the amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels or less than 60% of the loan proceeds are used for payroll costs. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period for nine months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan. In May 2022, the Company was granted an extension on the maturity date of this note until May 5, 2025. The loan was partially forgiven in the amount of $139,569 in September 2022. As of September 30, 2025 and December 31, 2024, the remaining balance was $0 and $27,369, respectively.

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

Convertible Loans

On July 15, 2024, the Company issued an aggregate $1,155,000 in convertible notes bearing interest at 10% per annum. The notes mature on December 31, 2025 and are convertible into the Company’s common stock at a price of $1.43 per share, subject to certain adjustments, at the holder’s request.  The noteholders and certain third parties were also granted detachable 5 year warrants to purchase an aggregate of 4,887,118 shares of the Company’s common stock at exercise prices ranging from $1.43 to $1.692 per share. The Company valued the warrants at $6,163,572 using the Black-Scholes pricing model. The Company has allocated the note proceeds based on relative fair value and has recorded the value of the warrants as a discount to the debt in the amount of $973,200. As of September 30, 2025, all principal amounts had been repaid.

On January 21, 2025, the Company issued an aggregate $1,500,000 in convertible notes bearing interest at 10% per annum. The notes mature on January 21, 2027 and are convertible into the Company’s common stock at a price of $1.25 per share, subject to certain adjustments, at the holder’s request.  The noteholders and certain third parties were also granted detachable 5 year warrants to purchase an aggregate of 7,256,364 shares of the Company’s common stock at exercise prices ranging from $1.25 to $1.65 per share. The Company valued the warrants at $11,422,792 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the warrants as a discount to the debt in the amount of $1,186,579, as well as the value of the conversion feature of $198,421.  Additionally, the Company recorded debt issuance costs of $115,000 as a discount to the debt. At September 30, 2025, $128,714 of the principal balances remain outstanding and are included on the Company’s condensed consolidated balance sheets net of discounts at $2,113.

The Company has accrued interest for the above notes in the amount of $167,654 and $53,950 as of September 30, 2025 and December 31, 2024, which is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets. The Company recognized amortization expense on debt discounts of $1,051,228 and $2,509,471 during the three and nine months ended September 30, 2025.

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

For the three and nine months ended September 30, 2025 and 2024, the components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$957	$1,206	$3,160	$3,339
Total lease cost	$957	$1,206	$3,160	$3,339

As of September 30, 2025 and December 31, 2024, the Company had no additional operating leases, other than those noted above, and no financing leases.

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

CorProminence d/b/a Core IR v. SCWorx

AAA Arbitration Case 01-22-0001-5709

As previously disclosed in the Company’s periodic reports filed with the SEC, on April 25, 2022, the Company received a Demand for Arbitration along with a Statement of Claim filed by Core IR with the American Arbitration Association seeking damages in the amount of approximately $190,000 arising out of a marketing and consulting agreement. The Company filed its answer, affirmative defenses and counterclaims on May 16, 2022. By order of the arbitrator dated November 1, 2022, Core IR received permission to amend its Statement of Claim to increase its request for damages to $257,546. The Company received the final decision of the Arbitrator on October 16, 2023, awarding Core IR $461,856 including unpaid compensation, indemnification for legal fees and costs, prevailing party legal fees and interest (the “Award”). Core IR has since obtained a judgement in the amount of approximately $502,000 (including interest) (“Judgement”). The Company and Core IR entered into a settlement agreement dated July 12, 2024 under which the Company agreed to issue Core IR shares of its common stock with a value of $502,000 (determined based on sales proceeds realized by Core IR), in full and complete satisfaction of the Judgement. On July, 18, 2024, the Company issued 159,776 shares of its common stock in the first tranche of payments under this agreement. On March 14, 2025, the Company issued an additional 191,250 shares of its common stock under this agreement. On May 1, 2025, the Company issued an additional 230,000 shares of its common stock under this agreement. The Company issued 180,000 shares of its common stock in full settlement of its obligation under the agreement on May 21, 2025. The balance of $283,906 owed under the settlement agreement is included in accounts payable and accrued liabilities in the Company’s condensed consolidated balance sheets at December 31, 2024.

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

On October 8, 2025, the Company received written notification from the Listing Qualifications Department of Nasdaq, granting the Company’s request for a 180-day extension to regain compliance with the Bid Price Rule. The Company now has until April 6, 2026 to meet the requirement.

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

The Company is monitoring its Common Stock trading price. If compliance with the minimum bid price requirement is not regained within the extended 180-day period, the Company will implement a reverse stock split within the range previously approved by its shareholders.

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

As of September 30, 2025, the combined total of common shares outstanding and common stock equivalents outstanding exceeds the Company’s total number of shares authorized. However, certain of the common stock equivalents are subject to contractual restrictions that currently prevent their exercise until and unless other warrant classes have first been exercised. Pursuant to ASC 815-40, “Contracts in Entity’s Own Equity” these restrictions are considered to be substantive. When these warrants are excluded, the remaining common stock equivalents do not exceed the authorized share limit and therefore do not require derivative liability classification.

Common Stock

Issuance of Shares for Legal Settlements

On March 14, 2025, the Company issued 191,250 shares of common stock valued at $148,410 or $0.78 per share as partial fulfillment of its obligation under a previous legal settlement.

On May 1, 2025, the Company issued 230,000 shares of common stock valued at $138,000 or $0.60 per share as partial fulfillment of its obligation under a previous legal settlement.

On May 21, 2025, the Company issued 180,000 shares of common stock valued at $75,600 or $0.42 per share as partial fulfillment of its obligation under a previous legal settlement.

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

Between July 28, 2025 and August 26, 2025, the Company issued an aggregate 3,278,331 shares of common stock for the conversion of an aggregate $1,100,214 in principal and $57,143 in interest due under the Company’s senior secured convertible notes.

Issuance of Shares for Warrant Exercises

On September 17, 2025, the Company issued an aggregate 1,954,816 shares of common stock for the exercise of warrants for which it received aggregate net proceeds of $702,166. Due to certain ownership limitations, an aggregate 109,184 shares of common stock are held in abatement to be issued at a later date and are included on the Company’s condensed consolidated balance sheets as subscriptions payable.

Warrants issued in conjunction with inducement agreements

On September 17, 2025, and in conjunction with the above warrant exercises, the Company entered into a series of inducement agreements whereby it issued warrants to purchase an aggregate 4,128,000 shares of the Company’s common stock at an exercise price of $0.31 per share. The warrants were valued at $1,053,427 using the Black-Scholes pricing model.

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

The fair values at the commitment date for the warrants detailed above were based upon the following management assumptions as of the date of issuance:

Issuance date
Risk-free interest rate	3.62 - 4.40%
Expected dividend yield	-%
Expected volatility	125 - 148%
Term	5 years
Fair value of common stock	$0.30 - 1.83

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the nine months ended September 30, 2025 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2024	8,915,798	$0.92	-	$-	122,274
Granted	51,080,568	0.31	-	-	-
Exercised	(2,064,000)	(0.35)	-	-	-
Cancelled/Expired	-		-	-	-
Balance at September 30, 2025	57,932,366	$0.32	-	$-	122,274
Exercisable at September 30, 2025	38,966,277	$0.33	-	$-	122,274

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the nine months ended September 30, 2024 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2023	11,394	$58.72	3,333	$39.60	165,663
Granted	4,887,118	1.53	-	-	123,690
Exercised	-	-	-	-	(125,357)
Cancelled/Expired	(2,293)	53.64	-	-	(41,722)
Balance at September 30, 2024	4,896,219	$1.64	3,333	$39.60	122,274
Exercisable at September 30, 2024	4,896,219	$1.64	3,333	$39.60	122,274

The Company’s outstanding warrants at September 30, 2025 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.31 - $60.00	57,932,366	4.03	$0.32	38,966,277	$0.33	-

As of September 30, 2025 and December 31, 2024, there was no unrecognized expense for unvested stock options and restricted stock awards.

The Company’s outstanding warrants and options at September 30, 2024 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$1.43 - $60.00	4,896,219	4.79	$1.64	4,896,219	$1.64	-

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$ 39.60	3,333	0.16	$39.60	3,333	$39.60	-

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the Nine Months Ended September 30,
	2025	2024
Stock options	-	3,333
Warrants	57,932,366	4,896,219
Restricted stock units	122,274	122,274
Total common stock equivalents	58,054,640	5,021,826

Note 9. Related Party Transactions

At September 30, 2025 and December 31, 2024, the Company had a payable due to an officer in the amount of $149,838 for contract work performed prior to becoming an officer.

During September 2021, the Company’s former CEO and shareholder advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand. As of September 30, 2025, all amounts owed have been remitted. The Company had a balance of $67,622 included in shareholder advance on the Company’s unaudited condensed consolidated balance sheets as of December 31, 2024.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2025 and December 31, 2024, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

As of September 30, 2025 and December 31, 2024, the Company had federal net operating loss carryforwards of approximately $40.6 million and $39.9  million, respectively, available to offset future taxable income. As of September 30, 2025 and December 31, 2024, the Company had state loss carry-forwards of approximately $20.5 million and $19.3 million, respectively. Future utilization of net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The federal net operating loss carryforwards can be carried forward indefinitely and state loss carryforwards begin to expire in 2039.

The valuation allowance as of September 30, 2025 and December 31, 2024 was approximately $12,362,000 and $12,378,000, respectively. The net change in valuation allowance for the nine months ended September 30, 2025 was a decrease of approximately $16,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2025 and December 31, 2024.

As of September 30, 2025 and December 31, 2024, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income tax is as follows (in percentages):

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

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM manages the Company’s business activities as a single operating and reportable segment. The CODM uses consolidated profit and loss to evaluate and measure performance against progress in its commercialization efforts and clinical trials. The following table sets forth significant segment assets and expenses.

	September 30,	December 31,
	2025	2024
Assets:
Cash	$684,295	$106,654
Accounts receivable, net	611,716	372,716
Prepaid expenses and other assets	37,305	24,008
Goodwill	5,842,433	5,842,433
Total Assets	$7,175,749	$6,345,811

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$705,799	$759,724	$2,108,730	$2,313,850
Cost of revenue	453,872	627,148	1,539,523	1,726,314
Gross profit	251,927	132,576	569,207	587,536

Operating expenses:
Legal and professional	59,772	253,603	375,090	737,157
Salaries and wages	132,866	75,480	372,420	199,475
General and administrative	198,146	196,991	588,078	530,005
Total operating expenses	390,784	526,074	1,335,588	1,466,637

Other income (expense)
Interest expense	(1,173,682)	(31,465)	(2,850,442)	(61,834)
Loss on shares issued for legal settlement	-	-	(78,104)	-
Total other expense	(1,173,682)	(31,465)	(2,928,546)	(61,834)

Net loss	$(1,312,539)	$(424,963)	$(3,694,927)	$(940,935)

Note 12. Subsequent Events

The Company has evaluated all events that occurred after the date of the financial statements and through the date of issuance to determine if they must be reported. Management has determined that other than those disclosed below, there were no additional reportable subsequent events to be disclosed.

Issuance of Shares for Note Conversions

On October 6, 2025, the Company issued an aggregate 451,945 shares of common stock for the conversion of $158,000 in principal and accrued interest on its convertible loans.

Issuance of Subscriptions Payable Shares

On November 6, 2025, the Company issued the 109,184 shares of common stock being held in abatement to from an earlier warrant exercise which were included on the Company’s condensed consolidated balance sheets as subscriptions payable at September 30, 2025.

Issuance of Shares for Warrant Exercises

On November 6, 2025, the Company issued an aggregate 3,612,000 shares of common stock for the exercise of warrants for which it received aggregate net of $1,119,864.

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

Results of Operations – Three months ended September 30, 2025 as compared to the three months ended September 30, 2024

Our operating results for the three month periods ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended
	September 30, 2025	September 30, 2024	Difference

Revenue	$705,799	$759,724	$(53,925)
Cost of revenues	453,872	627,148	(173,276)
Operating expenses	390,784	526,074	(135,290)
Other expense	(1,173,682)	(31,465)	(1,142,217)
Provision for income taxes	-	-	-
Net loss	$(1,312,539)	$(424,963)	$(887,576)

Revenues

Revenue for the three months ended September 30, 2025 was $705,799 as compared to $759,724 for the three months ended September 30, 2024. This decrease was primarily due to the expiration and non-renewal of certain customer contracts.

Cost of revenues

Cost of revenues were $453,872 for the three months ended September 30, 2025 compared to $627,148 for the same period in 2024. The decrease was primarily the result of decreases in staffing as well as a decrease in our cloud hosting costs.

Operating expenses

Operating expenses decreased $135,290 to $390,784 for the three months ended September 30, 2025, as compared to $526,074 in the same period of 2024. The decrease is primarily attributable to decreases in legal and professional fees of approximately $56,000 and accounting fees of $105,000, partially offset by increased spending on salaries and wages of $57,000. We expect operating expenses to remain relatively flat during the rest of 2025 with the exception of marketing and advertising.

Other income (expense)

We had other expenses of $1,173,682 and $31,465 during the three months ended September 30, 2025 and 2024, respectively, comprised of non-cash interest expense and amortization of debt discounts. The increase was primarily due to the issuance of new interest-bearing convertible notes as well as the amortization of note discounts during the current year period.

Net loss

For the three months ended September 30, 2025, we incurred a net loss of $1,312,539 compared to a net loss of $424,963 for the same period in 2024 due to the factors detailed above.

Results of Operations – Nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

Our operating results for the nine month period ended September 30, 2025 and 2024 are summarized as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Difference

Revenue	$2,108,730	$2,313,850	$(205,120)
Cost of revenues	1,539,523	1,726,314	(186,791)
Operating expenses	1,335,588	1,466,637	(131,049)
Other income (expense)	(2,928,546)	(61,834)	(2,866,712)
Provision for income taxes	-	-	-
Net loss	$(3,694,927)	$(940,935)	$(2,753,992)

Revenues

Revenue for the nine months ended September 30, 2025 was $2,108,730 as compared to $2,313,850 for the nine months ended September 30, 2024. This decrease was primarily due to the expiration and non-renewal of certain customer contracts.

Cost of revenues

Cost of revenues were $1,539,523 for the nine months ended September 30, 2025 compared to $1,726,314 for the same period in 2024. The decrease was primarily the result of decreases in staffing as well as a decrease in our cloud hosting costs.

Operating expenses

Operating expenses decreased $131,049 to $1,353,588 for the nine months ended September 30, 2025, as compared to $1,466,637 in the same period of 2024. The decrease is primarily attributable to decreases in legal and professional fees of approximately $255,000 and accounting fees of $74,000, partially offset by increased spending on salaries and wages of $173,000. We expect operating expenses to remain relatively flat during the rest of 2025 with the exception of marketing and advertising.

Other income (expense)

We had other expenses of $2,928,546 and $61,834 during the nine months ended September 30, 2025 and 2024, respectively, comprised of non-cash interest expense, amortization of debt discounts, and a non-cash loss on legal settlement. The increase was primarily due to the issuance of new interest-bearing convertible notes as well as the amortization of note discounts during the current year period.

Net loss

For the nine months ended September 30, 2025, we incurred a net loss of $3,694,927 compared to a net loss of $940,935 for the same period in 2024 due to the factors detailed above.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2025	2024

Net cash used in operating activities	$(1,414,534)	$(949,860)
Net cash from investing activities	-	-
Net cash provided by financing activities	1,992,175	946,090
Change in cash	$577,641	$(3,770)

Operating Activities

Cash used in operating activities was approximately $1,415,000 for the nine months ended September 30, 2025, mainly related to the net loss of approximately $3,695,000, a $274,000 increase in accounts receivable, a $100,000 decrease in accounts payable and accrued liabilities, and a $13,000 increase in prepaid expenses, partially offset by amortization of discounts on debt agreements of $2,509,000, credit loss expense of $35,000, loss on shares issued for legal settlement of $78,000 and an increase in deferred revenue of $45,000.

Cash used in operating activities was approximately $950,000 for the nine months ended September 30, 2024, mainly related to the net loss of approximately $940,000, a $267,000 increase in accounts receivable and a $219,000 decrease in deferred revenue, partially offset by amortization of discounts on debt agreements of $37,000, common stock issued for settlement of payables and legal settlements of $314,000, credit loss expense of $25,000, and a decrease in accounts payable and accrued liabilities of $107,000.

Investing Activities

The Company did not have any investing activities during the nine months ended September 30, 2025 and 2024.

Financing Activities

Cash provided by financing activities was approximately $1,992,000 for the nine months ended September 30, 2025, consisting of proceeds from loans payable of $1,385,000 and warrant exercises of $702,000, partially offset by repayments of loans payable of approximately $27,000 and repayments of shareholder advance of $68,000.

Cash provided by financing activities was approximately $946,000 for the nine months ended September 30, 2024, consisting of proceeds from loans payable of $995,000 partially offset by repayments of loans payable of $48,000.

Liquidity and Going Concern

Management has concluded that on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

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

On October 8, 2025, the Company received written notification from the Listing Qualifications Department of Nasdaq, granting the Company’s request for a 180-day extension to regain compliance with the Bid Price Rule. The Company now has until April 6, 2026 to meet the requirement.

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

The Company is monitoring its Common Stock trading price. If compliance with the minimum bid price requirement is not regained within the extended 180-day period, the Company will implement a reverse stock split within the range previously approved by its shareholders.

Off-Balance Sheet Arrangements

As September 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2025, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of September 30, 2025, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the three and nine months ended September 30, 2025, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the nine month period ended September 30, 2025, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K.

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

SCWORX CORP.

Date: November 12, 2025	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: November 12, 2025	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer
(Principal Financial Officer)