Form 10-K
period 2025-12-31
SCWorx Corp.
filed 2026-03-31
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37899

SCWORX CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-5412331
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 Village Road, Suite 100

Middleton, MA 01949

(844) 472-9679

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

As of June 30, 2025, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2.7 million, based on the last reported trading price of the Common Stock on that date, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock as of March 31, 2026 was 15,999,423.

SCWORX CORP.

ANNUAL

REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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

We are a Delaware corporation. Our principal executive offices are located at 35 Village Road, Suite 100, Middleton, MA 01949. Our phone number is (844) 472-9679 and our website can be found at www.scworx.com.

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

Employees

As of December 31, 2025, we had 9 employees, of which 3 were management and finance and the rest in operations. We primarily utilize independent contractors and third-party vendors for software, maintenance of our database and customer software installation.

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

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. For the year ended December 31, 2025, our revenues were $2,877,629, and we had a net loss of $4,444,109. For the year ended December 31, 2024, our revenues were $2,989,599, and we had a net loss of $1,136,225. At December 31, 2025, we had an accumulated deficit of $35,420,175.

We incurred losses from operations of $958,719 for the year ended December 31, 2025 and $1,259,426 for the year ended December 31, 2024. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in our target market and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

If we are unable to grow our revenue, we may never achieve or sustain profitability.

To become profitable, we must, among other things, increase our revenues. Our total revenues declined approximately $112,000 (4%) to $2,877,629 in the year ended December 31, 2025 as compared to $2,989,599 in the year ended December 31, 2024.  This decline in revenue may continue if we are unable to develop and market new products, which could help us increase our sales to existing customers or develop new customers. Even if we are able to grow our revenues, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

Risks Related to Our Business

There could be doubt about our ability to continue as a going concern.

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

We derive a significant portion of our revenue from a small number of customers and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects.

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

As of December 31, 2025, there were an aggregate of 54,055,187 shares issuable under the warrant agreements.

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

Maintaining effective internal control over financial reporting is necessary for us to produce accurate and complete financial reports and to help prevent financial fraud. In addition, such control is required in order to maintain the listing of our common stock on the Nasdaq Capital Market. While we have undertaken remedial steps to improve our financial reporting process, including the implementation of a firm-wide accounting information system that collects, stores and processes financial and accounting data on a consolidated basis for use in meeting our reporting obligations, our internal control over financial reporting has not been effective. For the year ended December 31, 2025, we did not have effective controls over financial reporting. Our management has identified material weaknesses in our internal controls related to deficiency in our ability to have proper segregation of duties.

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

As a public company, we will incur significant additional legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the Nasdaq Capital Market impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or as executive officers.

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

As of December 31, 2025, the Company had goodwill of $5,842,433. We evaluate goodwill at least annually, and will do so more frequently if events or circumstances indicate that impairment may have occurred. Many of the assumptions and estimates that we make in order to estimate the fair value of our intangible assets directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and the discount rates applied to expected cash flows. We are able to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To avoid undue influence, we have set criteria that are followed in making assumptions and estimates. The determination of whether goodwill or acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting unit. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Please refer to Item 3. Legal Proceedings of this Annual Report on Form 10-K for a detailed description of the pending legal actions and investigations.  As of December 31, 2025, the Company has no actual, pending or threatened litigation.

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

There can be no assurance that an active trading market in our common stock will be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market periodically in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or that our share price will appreciate over time.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In the ordinary course of our business, we receive, process, use, store and share digitally large amounts of data, including user data as well as confidential, sensitive and proprietary information. We depend largely upon our information technology systems in the conduct of all aspects of our operations. Maintaining the integrity and availability of our information technology systems and this information, as well as appropriate limitations on access and confidentiality of such information, is important to our operations and business strategy. To this end, we have implemented processes and systems designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems to prevent adverse effects on the confidentiality, integrity, and availability of these systems and the data residing in them.

During 2025, we did not identify any cybersecurity breaches that materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

Item 2. Properties

The Company does not own any real property. The principal executive offices are located at an office complex in Middleton, Massachusetts, consisting of shared office space that we are leasing. The lease is under a one year lease agreement. The lease allows for the use of a private office, conference rooms, mail handling, videoconferencing, and certain other business services.

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

	2025		2024
	High	Low	High	Low
First Quarter	$1.98	$0.68	$3.89	$1.20
Second Quarter	$1.00	$0.40	$3.78	$1.70
Third Quarter	$0.46	$0.28	$1.62	$0.98
Fourth Quarter	$0.39	$0.19	$3.00	$0.90

Holders of Record

As of March 31, 2026, there were 15,999,423 outstanding shares of common stock held by 428 stockholders of record.

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

Basis of Presentation and Consolidation

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

Concentration of Credit and Other Risks

Financial instruments that potentially subject our company to significant concentrations of credit risk consist principally of cash and accounts receivable. We believe that any concentration of credit risk in its accounts receivable is substantially mitigated by our evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. We perform ongoing internal credit evaluations of its customers’ financial condition, obtain deposits and limit the amount of credit extended when deemed necessary but generally require no collateral.

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue
	For the years ended		Accounts Receivable
	December 31,		December 31,
Customers	2025	2024	2025	2024
Customer A	15%	15%	32%	11%
Customer B	14%	13%	-%	18%
Customer C	19%	20%	8%	20%
Customer D	7%	7%	11%	27%

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

Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, changes in customer payment terms, and specific customer situations. The Company’s normal collection cycle ranges between thirty and 60 days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable The Company recorded allowances for credit losses of $55,200 and $20,000 as of December 31, 2025 and 2024, respectively.

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

Management has elected a short-term lease exception policy on all classes of underlying assets, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less).

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

As of December 31, 2025, we had $158,750 of remaining performance obligations recorded as deferred revenue. We expect to recognize sales relating to these existing performance obligations throughout 2026.

Costs to Fulfill a Contract

Costs to fulfill a contract typically include costs related to satisfying performance obligations as well as general and administrative costs that are not explicitly chargeable to customer contracts. These expenses are recognized and expensed when incurred in accordance with Accounting Standard Codification (“ASC”) 340-40 “Components, Costs & Considerations”.

Cost of Revenue

Cost of revenues primarily represent data center hosting costs, consulting services and maintenance of our large data array that were incurred in delivering professional services and maintenance of our large data array during the periods presented.

Contract Balances

Contract assets arise when the revenue associated prior to our unconditional right to receive a payment under a contract with a customer (i.e., unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of December 31, 2025 and 2024.

Contract liabilities arise when customers remit contractual cash payments in advance of our company satisfying our performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Deferred revenue for contract liabilities were $158,750 and $354,083 as of December 31, 2025 and 2024, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the year ended December 31, 2025, we evaluated available evidence and concluded that we may not realize all the benefits of our deferred tax assets; therefore, a valuation allowance was established for our deferred tax assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, including but not limited to, lowering the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018, implementing a territorial tax system, imposing a one-time transition tax on previously untaxed accumulated earnings and profits of foreign subsidiaries, and creating new taxes on foreign sourced earnings. During the years ended December 31, 2025 and 2024, we completed the accounting for tax effects of the Tax Act under ASC 740. There were no impacts to the years ended December 31, 2025 and 2024.

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

Loss Per Share

We compute earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants and the exercise of fully vested restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2025 and 2024, we had 54,177,461 and 9,038,072, respectively, common stock equivalents outstanding.

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

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2025 and 2024.

Our operating results for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended
	December 31, 2025	December 31, 2024	Difference

Revenue	$2,877,629	$2,989,599	$(111,970)
Cost of revenues	1,957,923	2,243,614	(285,691)
Operating expenses	1,878,425	2,005,411	(126,986)
Other income (expense)	(3,485,390)	123,201	(3,608,591)
Provision for income taxes	-	-	-
Net loss	$(4,444,109)	$(1,136,225)	$(3,307,884)

Revenues

Revenue for the year ended December 31, 2025 was $2,877,629, compared to $2,989,599 in revenue for the year ended December 31, 2024. This decrease was primarily due to the expiration and non-renewal of certain customer contracts partially offset by new customer contracts.

Cost of Revenues

Cost of revenues for the year ended December 31, 2025 was $1,957,923, compared to $2,243,614 for the year ended December 31, 2024. The $285,691 decrease is primarily related to a decrease in labor costs as well as decreases in our cloud hosting costs. Overall gross profit for the year ended December 31, 2025 increased by approximately 23% from the prior year due to reductions in our costs of revenues.

Operating Expenses

Operating expenses decreased $126,986 to $1,878,425 for the year ended December 31, 2025, as compared to $2,005,411 in the same period of 2024. This decrease was primarily due to decreases in legal and professional fees of $432,000 and accounting fees of $41,000, partially offset by increases in non-cash stock compensation expense of approximately $61,000 and salaries and wages of $245,000. The increase in Salaries during the current year was due to the Company’s hiring of a Chief Technology Officer to manage its IT infrastructure. Legal fees decreased significantly during the current year due to the final settlement of all pending litigation matters.  The remaining difference is due to other small account fluctuations.

Other expense of $3,485,390 during the year ended December 31, 2025 consisted of a non-cash interest expense and amortization of debt discounts of approximately $2,985,000, non-cash warrant modification expense of $565,000 and loss on stock issued for legal settlement of $78,000, partially offset by a gain on forgiveness of payables of $144,000. Other income of $123,201 during the year ended December 31, 2024 consisted of a gain on forgiveness of payables of approximately $227,000, partially offset by interest expense of $104,000 related to debt agreements and the amortization of debt discounts.

Liquidity and Capital Resources

Liquidity

As of year-end, we are experiencing negative cash flows from operations. However, we believe cash on hand to be sufficient to fund our operations and the implementation of our business plan. We intend to utilize these funds to pursue growth through the expansion of our sales force, product offering and project capabilities. However, there can be no guarantee of success, and any shortfall may impact our ability to raise additional funds if needed.

Based on our current business plan, if we had sufficient capital resources, we anticipate that our operating activities would use a net of approximately $50,000 in cash per month over the next twelve months, or approximately $600,000.

Cash Flows

	Years ended December 31,
	2025	2024

Net cash used in operating activities	$(1,543,610)	$(1,084,292)
Net cash used in by investing activities	(30,643)	-
Net cash provided by financing activities	3,112,038	1,099,510
Change in cash	$1,537,785	$15,218

Our operations through December 31, 2025 have resulted in negative cash flows from operations of $1,543,610. However, during the year ended December 31, 2025, the Company’s net increase in cash resulted in a net change of $1,537,785 and cash of $1,644,439 at December 31, 2025. We believe this is sufficient reserves to maintain company operations for at least the next twelve months while we work toward being cashflow positive. Therefore, management believes there to be no question as to whether or not we will be able to operate as a going concern as of the date of these financial statements.

We intend to use our current cash reserves to generate additional revenue through the acquisition of new customers, and believe we may begin to generate positive operating cash flows by the end of 2026. However, there is no assurance we will be able to increase our revenue sufficiently so as to generate positive operating cash flows within this time frame.

Operating Activities

Cash used in operating activities was approximately $1,544,000 for the year ended December 31, 2025, mainly related to the net loss of approximately $4,444,000, a $144,000 gain on forgiveness of accounts payable, a $42,000 increase in prepaid expenses, a $84,000 decrease in accounts payable and accrued liabilities, and a $195,000 decrease in deferred revenue, partially offset by amortization of discounts on debt agreements of $2,601,000, warrant modification expense of $565,000, credit loss expense of $35,000, loss on shares issued for legal settlement of $78,000, stock based compensation expense of $61,000, and a decrease in accounts receivable of $24,000.

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

Investing Activities

Net cash used in investment activities was approximately $31,000 for the year ended December 31, 2025, due to the Company’s capitalization of internal development costs related to new software assets of $20,000 and purchases of equipment of $11,000.

The Company did not have any investing activities during the year ended December 31, 2024.

Financing Activities

Net cash provided by financing activities was approximately $3,112,000 for the year ended December 31, 2025, consisting of proceeds from loans payable of $1,385,000 and warrant exercises of $1,822,000, partially offset by repayments of loans payable of approximately $27,000 and repayments of shareholder advance of $68,000.

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

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to deficiencies caused by a lack of segregation of duties, our Disclosure Controls were not effective as of December 31, 2025, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

None

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of the date of filing of this Report:

Name	Age	Position(s)
Timothy A. Hannibal	57	President & Chief Executive Officer, Director
Chris Kohler	45	Chief Financial Officer
Michael Burke	68	Director
Troy Kirchenbauer	56	Director
Vincent Matozzo	41	Director

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

Troy Kirchenbauer

Mr. Kirchenbauer is a seasoned executive with over two decades of experience driving digital transformation, product innovation, and data-driven decision-making in the healthcare industry. Throughout his career, he has been at the forefront of creating technology solutions that address complex challenges in supply chain management, business intelligence, and advanced analytics. Mr. Kirchenbauer has worked for Vizient Inc. since 2018 and is currently the Senior Vice President, Digital Supply.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, and without conducting an independent investigation of our own, we believe that with respect to the fiscal year ended December 31, 2025, our officers and directors, and all of the persons known to us to beneficially own more than 10% of our common stock filed all required reports on a timely basis.

Item 11. Executive Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2025 and 2024 awarded to, earned by or paid to our executive officers.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	$	($)	($)	($)	($)	($)	($)
Timothy Hannibal (1)	2025	252,333	-	-	-	-	53,030	305,363
President, Chief Executive Officer and Director	2024	250,000	-	-	-	-	51,200	301,200

Chris Kohler (2)	2025	111,500	-	-	-	-	-	111,500
Chief Financial Officer	2024	108,000	-	-	-	-	-	108,000

(1)	Mr. Hannibal was hired as Chief Revenue Officer on February 1, 2019 and was appointed Interim Chief Financial Officer on June 10, 2020. On August 10, 2020 Mr. Hannibal was appointed President and Chief Operating Officer. On May 28, 2021 Mr. Hannibal was appointed President and Chief Executive Officer.

(2)	Mr. Kohler has served as Chief Financial Officer since November 1, 2020.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2025 and 2024 awarded to, earned by or paid to our directors. The value attributable to any stock option awards reflects the grant date fair values of stock awards calculated in accordance with ASC Topic 718.

		Fees				Non-Equity
		Earned or				Incentive
		Paid in		Stock	Option	Plan	All Other
	Fiscal	Cash	Bonus	Awards (6)	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Troy Kirchenbauer (1)	2025	-	-	19,126	-	-	-	19,126
Chairman and Director	2024	-	-	-	-	-	-	-

Vincent Matozzo (2)	2025	-	-	19,126	-	-	-	19,126
Director	2024	-	-	-	-	-	-	-

Michael Burke (3)	2025	-	-	22,951	-	-	-	22,951
Chairman and Director	2024	-	-	-	-	-	-	-

Alton Irby (4)	2025	-	-	-	-	-	-	-
Former Chairman and Director	2024	-	-	-	-	-	-	-

Steven Horowitz (5)	2025	-	-	-	-	-	-	-
Former Director	2024	-	-	-	-	-	-	-

(1)	Troy Kirchenbauer was appointed as a Director on October 31, 2024.

(2)	Vincent Matozzo was appointed as a Director on August 17, 2023. Effective May 15, 2024, Mr Matozzo returned all previously received stock grants to the Company.

(3)	Michael Burke was appointed as a Director on October 31, 2024.

(4)	Alton Irby was appointed as a Director on March 16, 2021. Effective May 15, 2024, Mr Irby returned all previously received stock grants to the Company. Mr Irby resigned as a Director effective October 31, 2024.

(5)	Steven Horowitz was appointed as a Director on August 11, 2021. Effective May 15, 2024, Mr Horowitz returned all previously received stock grants to the Company. Mr Horowitz resigned as a Director effective October 31, 2024.

(6)	Stock compensation reported above represents accrued but not yet issued shares as of December 31, 2025

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2026: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 31, 2026, there were 15,999,423 shares of our common stock outstanding.

Amount and Nature of Beneficial Ownership as of March 31, 2026 (1)

	Common	Preferred	Options/		Percentage
Named Executive Officers and Directors	Stock	Stock	Warrants	Total	Ownership
Current
Timothy Hannibal	54,788	-	-	54,788	*	%
Chris Kohler	6,983	-	-	6,983	*	%
Michael Burke	-	-	-	-	*	%
Vincent Matozzo	-	-	-	-	*	%
Troy Kirchenbauer	-	-	-	-	*	%
Directors and Executive Officers as a Group (5 persons)	61,771	-	-	61,771	*	%

Former
Alton Irby	-	-	-	-	*	%
Steven Horowitz	-	-	-	-	*	%

*	Represents beneficial ownership of less than 1% of our outstanding stock.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock that may be acquired upon the exercise of stock options within 60 days of March 31, 2026. In determining the percent of common stock owned by a person or entity on March 31, 2026, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days of March 31, 2026 upon the exercise of stock options, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 31, 2026 and (ii) the total number of shares that the beneficial owner may acquire upon exercise of stock options within 60 days March 31, 2026. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o SCWorx Corp., 35 Village Rd. Suite 100, Middleton, MA 01949.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

At December 31, 2025 and 2024 the Company had a payable due to an officer in the amount of $149,838 for contract work performed prior to becoming an officer.

During September 2021, the Company’s former CEO and shareholder advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand. As of December 31, 2025, all amounts owed have been remitted. The Company had a balance of $67,622 included in shareholder advance on the Company’s consolidated balance sheets as of December 31, 2024.

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

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors has selected Astra Audit and Advisory, LLC (“Astra”), an independent registered public accounting firm, to audit our consolidated financial statements for the years ended December 31, 2025 and 2024.

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

Principal Accountant Fees and Services

During 2025 and 2024, fees for services provided by Astra Audit and Advisory, LLC were as follows:

	For the year ended December 31,
	2025	2024
Audit Fees	$201,305	$179,114
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$201,305	$179,114

During 2025 and 2024, fees for services provided by BF Borgers CPA PC were as follows:

	For the year ended December 31,
	2025	2024
Audit Fees	$-	$99,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$-	$99,000

Audit Fees

Audit fees for 2025 and 2024 include amounts related to the audit of our annual consolidated financial statements reported on Form 10-K, quarterly review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q and review of registration statements filed on Form S-1.

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

SCWorx Corp.

By:	/s/ Timothy Hannibal
Timothy Hannibal
President, Chief Executive Officer
March 31, 2026

By:	/s/ Chris Kohler
Chris Kohler
Chief Financial Officer
March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Timothy Hannibal
Timothy Hannibal
President, Chief Executive Officer, Director
March 31, 2026

/s/ Chris Kohler
Chris Kohler
Chief Financial Officer
March 31, 2026

/s/ Michael Burke
Michael Burke, Chairman
March 31, 2026

/s/ Vincent Matazzo
Vincent Matazzo Director
March 31, 2026

/s/ Troy Kirchenbauer
Trou Kirchenbauer Director
March 31, 2026

Index to Consolidated Financial Statements

SCWorx Corp.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of SCWorx Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SCWorx Corp. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of Goodwill

As described in Note 5 to the Company’s financial statements, the Company evaluates Goodwill for impairment at least once annually or more frequently if events or circumstances indicate that the goodwill might be impaired. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative analysis. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value then quantitative goodwill impairment test is unnecessary. The goodwill balance was $5,842,433 related to the SaaS reporting unit. The Company uses the discounted cash flow model to estimate the fair value of the SaaS reporting unit, which requires management to make subjective estimates and assumptions related to forecasts of future revenues. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The fair value of the SaaS reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

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

Valuation of Warrants and Allocation of Proceeds to Convertible Notes Payable

As described in Note 9 to the Company’s financial statements, the Company issued warrants in connection with convertible notes payable during the year. The Company is required to estimate the fair value of the warrants at issuance, with the relative fair value allocated between the warrants and the debt instrument, resulting in the recognition of a debt discount. The fair value of the warrants issued was significantly higher than the debt proceeds received, resulting in a 100% debt discount. The estimation of the fair value of the warrants requires management to make significant assumptions, including those related to volatility, expected term, risk-free interest rate, and other inputs used in valuation models. Changes in these assumptions could have a significant impact on the fair value of the warrants and the resulting debt discount.

We identified the valuation of the warrants and the related debt discount as a critical audit matter. The principal considerations for our determination of this critical audit matter were the high degree of subjectivity involved in evaluating the assumptions used in the valuation model, as well as the complexity of the accounting for the warrants and allocation of proceeds. Auditing these assumptions required a high degree of auditor judgment and specialized knowledge.

The primary procedures we performed to address this critical audit matter included the following:

●	We obtained management’s analysis and valuation of the warrants and performed the following procedures:

o	Tested Management’s classification, by evaluating the technical terms.

o	Evaluated the appropriateness of the valuation methodology used by the Company.

o	Assessed the reasonableness of significant assumptions, including volatility, expected term, and risk-free interest rate.

o	Tested the completeness and accuracy of the underlying data used in the valuation.

o	Recalculated the fair value of the warrants using management’s assumptions.

●	We evaluated the accounting treatment and allocation of proceeds between the debt and warrants, including the resulting recognition of the debt discount.

Valuation and Accounting for the Warrant Inducement

As described in Note 9 to the Company’s financial statements, the Company entered into a warrant inducement transaction in September 2025, whereby certain holders of equity-classified warrants were granted additional warrants to incentivize the settlement of out of the money warrants. The Company is required to estimate the incremental fair value of the newly issued warrants compared to the original warrants at the date of exercise. Because the inducement was offered to specific holders to raise capital rather than as a pro-rata distribution to all shareholders, the incremental fair value was recognized as a non-cash inducement expense. The estimation of the fair value of the warrants requires management to make significant assumptions, including those related to volatility, expected term, risk-free rate, and other inputs used valuation models. Changes in these assumptions could have a significant impact on the fair value of the warrants and the resulting inducement expense.

We identified the accounting for the warrant inducement and the measurement of the incremental fair value as a critical audit matter. The principal consideration for our determination of this critical audit matter was the high degree of subjectivity involved in evaluating the assumptions used in the valuation models, as well as the complexity of the accounting for the inducement under ASU 2021-04 and ASC 470. Auditing these assumptions and the classification of the transaction required a high degree of auditor judgement and specialized knowledge.

The primary procedures we performed to address this critical audit matter included the following:

●	We obtained management’s analysis and valuation of the warrant inducement and performed the following procedures:

o	Tested Management’s classification, by evaluating the contractual terms of the inducement offer and the underlying financial instrument, and the Company’s relationship with the Holders to verify the appropriate classification as an inducement expense, rather than a deemed dividend.

o	Evaluated the appropriateness of the valuation methodology used by the Company to determine the incremental fair value of the sweetener warrants.

o	Assessed the reasonableness of significant assumptions, including volatility, expected term, and risk-free interest rate.

o	Tested the completeness and accuracy of the underlying data used in the valuation.

o	Recalculated the incremental fair value of the warrants using management’s assumptions on the date of issuance.

●	We evaluated the accounting treatment and under ASU 2021-04 and ASC-470, including the impact of the inducement on the consolidated statement of operations and the related disclosures in the financial statements.

Astra Audit & Advisory LLC

We have served as the Company’s auditor since 2024.

Tampa, Florida

March 31, 2026

SCWorx Corp.

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2025	2024

Current assets:
Cash	$1,644,439	$106,654
Accounts receivable, net	313,350	372,716
Prepaid expenses and other assets	65,627	24,008
Total current assets	2,023,416	503,378

Property and equipment, net	10,220	-
Intangible assets	20,019	-
Goodwill	5,842,433	5,842,433
Total assets	$7,896,088	$6,345,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$433,469	$1,237,637
Accounts payable and accrued liabilities - related party	149,838	149,838
Shareholder advance	-	67,622
Deferred revenue	158,750	354,083
Convertible loans payable, net of discounts - current portion	1,539	-
Loans payable	-	27,369
Total current liabilities	743,596	1,836,549

Long-term liabilities:
Convertible loans payable, net of discounts	-	19,660
Total long-term liabilities	-	19,660

Total liabilities	743,596	1,856,209

Commitments and contingencies (Note 8)

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding	40	40
Common stock, $0.001 par value; 150,000,000 shares authorized; 15,826,834 and 1,859,525 shares issued and outstanding at December 31, 2025 and 2024, respectively	15,826	1,859
Additional paid-in capital	42,556,801	35,463,769
Accumulated deficit	(35,420,175)	(30,976,066)
Total stockholders’ equity	7,152,492	4,489,602

Total liabilities and stockholders’ equity	$7,896,088	$6,345,811

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2025	2024

Revenue	$2,877,629	$2,989,599
Cost of revenue	1,957,923	2,243,614
Gross profit	919,706	745,985

Operating expenses:
Legal and professional	510,951	980,897
Salaries and wages	513,727	268,399
General and administrative	853,343	756,115
Depreciation	404	-
Total operating expenses	1,878,425	2,005,411

Loss from operations	(958,719)	(1,259,426)

Other income (expense)
Interest expense	(2,985,597)	(104,201)
Warrant modification expense	(565,277)	-
Gain of forgiveness of accounts payable	143,588	227,402
Loss on shares issued for legal settlement	(78,104)	-
Total other (expense) income	(3,485,390)	123,201

Net loss before income taxes	(4,444,109)	(1,136,225)

Provision for (benefit from) income taxes	-	-

Net loss	$(4,444,109)	$(1,136,225)

Net loss per share, basic and diluted	$(0.61)	$(0.78)

Weighted average common shares outstanding, basic and diluted	7,275,305	1,458,691

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Year ended December 31, 2025	Shares	$	Shares	$	capital	Deficit	Total

Balances, December 31, 2024	39,810	$40	1,859,525	$1,859	$35,463,769	$(30,976,066)	$4,489,602

Shares issued for legal settlement	-	-	601,250	601	361,409	-	362,010
Shares issued for conversion of convertible loans and interest	-	-	7,690,059	7,690	2,903,789	-	2,911,479
Issuance of warrants in conjunction with convertible loans	-	-	-	-	1,385,000	-	1,385,000
Shares issued for the exercise of warrants	-	-	5,676,000	5,676	1,816,353	-	1,822,029
Warrant modification	-	-	-	-	565,277	-	565,277
Stock based compensation	-	-	-	-	61,204	-	61,204
Net loss	-	-	-	-	-	(4,444,109)	(4,444,109)
Ending balance, December 31, 2025	39,810	$40	15,826,834	$15,826	$42,556,801	$(35,420,175)	$7,152,492

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Year ended December 31, 2024	Shares	$	Shares	$	capital	deficit	Total

Balances, December 31, 2023	39,810	$40	1,232,333	$1,232	$33,692,018	$(29,839,841)	$3,853,449

Shares issued as settlement of accounts payable	-	-	157,639	158	271,673	-	271,831
Shares issued for legal settlement	-	-	235,328	235	359,112	-	359,347
Shares issued for vested restricted stock units	-	-	1,667	2	(2)	-	-
Shares issued for common stock placement – net of offering costs of $32,000	-	-	232,558	232	167,768	-	168,000
Issuance of warrants in conjunction with convertible loans	-	-	-	-	973,200		973,200
Net loss	-	-	-	-	-	(1,136,225)	(1,136,225)
Ending balance, December 31, 2024	39,810	$40	1,859,525	$1,859	$35,463,769	$(30,976,066)	$4,489,602

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(4,444,109)	$(1,136,225)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,601,165	49,660
Depreciation	404	-
Loss on shares issued for legal settlement	78,104	-
Gain on forgiveness of accounts payable	(143,588)	(227,402)
Warrant modification expense	565,277	-
Stock based compensation	61,204	-
Common stock issued for settlement of payables	-	271,831
Common stock issued for legal settlements	-	74,053
Credit loss expense	35,200	25,500
Changes in operating assets and liabilities:
Accounts receivable	24,166	(93,403)
Prepaid expenses and other assets	(41,619)	15,525
Accounts payable and accrued liabilities	(84,481)	(39,331)
Deferred revenue	(195,333)	(24,500)
Net cash used in operating activities	(1,543,610)	(1,084,292)

Cash flows from investing activities:
Additions to intangible assets	(20,019)	-
Purchase of fixed assets	(10,624)	-
Net cash used in investing activities:	(30,643)	-

Cash flows from financing activities:
Proceeds from the sale of common stock, net	-	168,000
Proceeds from loans payable, net	1,385,000	994,500
Payments on loans payable	(27,369)	(62,990)
Proceeds from the exercise of warrants, net of costs	1,822,029	-
Payments on shareholder advance	(67,622)	-
Proceeds from accounts payable and accrued liabilities - related party	-	128,479
Payments on accounts payable and accrued liabilities - related party	-	(128,479)
Net cash provided by financing activities	3,112,038	1,099,510

Net increase in cash	1,537,785	15,218

Cash, beginning of period	106,654	91,436

Cash, end of period	$1,644,439	$106,654

Supplemental disclosures of cash flow information:
Cash paid for interest	$73	$30,591
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for vested restricted stock units	$-	$2
Shares issued for conversion of convertible loans and interest	$2,911,479	$-
Shares issued for accrued legal settlement	$283,906	$285,294
Warrants issued in conjunction with convertible loans	$1,385,000	$973,200
Warrants issued in conjunction with inducement agreement	$565,277	$-

The accompanying notes are an integral part of these consolidated financial statements.

SCWorx Corp.

Notes to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

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

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had amounts in excess of the FDIC insured limit of $1,356,754 as of December 31, 2025. The Company did not have any amounts in excess of the FDIC insured limit for as of December 31, 2024.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective consolidated balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue
	For the years ended		Accounts Receivable
	December 31,		December 31,
Customers	2025	2024	2025	2024
Customer A	15%	15%	32%	11%
Customer B	14%	13%	-%	18%
Customer C	19%	20%	8%	20%
Customer D	7%	7%	11%	27%

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are comprised of amounts billed and currently due from customers. Accounts receivable are amounts related to any unconditional right the Company has for receiving consideration and are presented as accounts receivable in the consolidated balance sheets. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. The Company employs the practical expedient to estimate expected credit losses for current accounts receivable by utilizing subsequent cash collections. The evaluation of subsequent cash collections was performed through March 20, 2026, for the annual reporting period ended December 31, 2025.

Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, changes in customer payment terms, and specific customer situations. The Company’s normal collection cycle ranges between thirty and 60 days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company recorded an allowance for credit losses of $55,200 and $20,000 as of December 31, 2025 and 2024, respectively.

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

Management has elected a short-term lease exception policy on all classes of underlying assets, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) (refer to Note 7, Leases, for additional detail).

Goodwill and Impairment

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

Intangible Assets and Impairment of Long Lived Assets

The Company capitalizes costs incurred during the application development stage for internal-use software, which include external direct costs of materials and services, as well as payroll-related costs for employees directly associated with the software development. Costs related to the preliminary project phase, training, and maintenance are expensed as incurred. Once the software is ready for its intended use, capitalized costs are amortized on a straight-line basis over an estimated useful life of 3 to 5 years in accordance with the provisions of Accounting Standard Codification (“ASC”) 350, “Goodwill and Other Intangible Assets”.

The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that consider factors such as economic and market conditions and the useful lives of assets. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of an asset is less than its carrying amount, then the company records impairment of the asset.

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

Remaining Performance Obligations

As of December 31, 2025, the Company had $158,750 of remaining performance obligations recorded as deferred revenue. The Company expects to recognize sales relating to these existing performance obligations during 2026.

As of December 31, 2024, the Company had $354,083 of remaining performance obligations recorded as deferred revenue. The Company recognized sales relating to these existing performance obligations during 2025.

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

Convertible Debt and Amortization of Debt Discounts

The Company has issued various debt instruments with warrants and conversion features for which total proceeds were allocated to individual instruments based on the relative fair value of each instrument at the time of issuance. The relative fair value of the warrants and conversion was recorded as discount on debt and amortized over the term of the respective debt. For the years ended December 31, 2025 and 2024, amortization of debt discount was $2,601,165 and $49,660, respectively and is included in interest expense on the Company’s consolidated statements of operations.

Contract Balances

Contract assets arise when the revenue associated prior to the Company’s unconditional right to receive a payment under a contract with a customer (i.e., unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of December 31, 2025 and 2024.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $158,750 and $354,083 as of December 31, 2025 and 2024, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the consolidated income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants and the exercise of fully vested restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2025 and 2024, the Company had 54,177,461 and 9,038,072, respectively, common stock equivalents outstanding.

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

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820), “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair values; it also requires additional disclosures, including the nature and remaining duration of such restrictions. The guidance is effective for fiscal years beginning after December 15, 2023, with early application permitted. The adoption did not have an impact on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. ASU 2025-05 is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2025 with early adoption permitted. The Company has chosen to Adopt this standard as of December 31, 2025. The adoption did not have an impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The new guidance is intended to simplify the accounting for certain convertible instruments with characteristics of both liability and equity. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. As a result, after the adoption of this guidance, an entity’s convertible debt instrument will be wholly accounted for as debt. The guidance also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations by requiring the use of the if-converted method. The guidance was effective for fiscal years beginning after December 15, 2021, and can be adopted on either a fully retrospective or modified retrospective basis.

The Company adopted this standard effective December 31, 2025, using the fully retrospective approach. The adoption did not have an impact on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation - Stock Compensation (Topic 718): Scope application for profits interest and similar awards” (“ASU 2024-01”). This update adds an illustrative example to demonstrate how an entity should apply the scope guidance to determine whether profits interest and similar awards (“profits interest awards”) should be accounted for in accordance with Topic 718. ASU 2024-01 is effective for fiscal years beginning after December 15, 2025 or the interim period in which the Company loses emerging growth company status. Early adoption is permitted. ASU 2024-01 should be applied retrospectively to all prior periods presented in the financial statements or prospectively. The Company has chosen to adopt this standard for the year ended December 31, 2025. The adoption did not have an impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, “Debt-Debt with Conversions and Other Options”. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company has chosen to adopt this standard for the year ended December 31, 2025. The adoption did not have an impact on its consolidated financial statements.

Note 3. Related Party Transactions

At December 31, 2025 and 2024 the Company had a payable due to an officer in the amount of $149,838 for contract work performed prior to becoming an officer.

During September 2021, the Company’s former CEO and shareholder advanced $100,000 in cash to the Company for short term capital requirements. This amount is non-interest bearing and payable upon demand. As of December 31, 2025, all amounts owed have been remitted. The Company had a balance of $67,622 included in shareholder advance on the Company’s consolidated balance sheets as of December 31, 2024.

Between January 18, 2024 and July 11, 2024, the Company’s CFO advanced an aggregate $128,479 in cash to the Company for short term capital requirements. As of December 31, 2024, all advanced amounts had been repaid.

The above amounts and terms are not necessarily indicative of what third parties would agree to.

Note 4. Intangible Assets

The Company capitalizes costs associated with software developed for internal use, including payroll for employees directly involved in development and external consulting fees, once the project has reached the application development stage in accordance with ASC 350-40.  Amortization is computed using the straight-line method over an estimated useful life of 3–5 years.

During the year ended December 31, 2025, the Company capitalized $20,019 in costs related to new software development.   The Company is still in the development phase and the asset has not yet been put into service. Therefore, no amortization of the asset has occurred as of the date of these consolidated financial statements.

Note 5. Goodwill

On February 1, 2019, the Company’s shareholders exchanged all of its outstanding shares in exchange for 5,263,158 shares of Alliance common stock. Due to the Company’s shareholders acquiring a controlling interest in Alliance after acquisition, the transaction was treated as a reverse merger for accounting purposes, with SCWorx being the reporting company.

The acquisition was accounted for under the acquisition method of accounting with an initial goodwill value of $8,366,467. During the year ended December 31, 2023, the Company determined the fair value of its goodwill to be less than its carrying value and recognized impairment expense $2,524,034.

There were no changes to the carrying value of goodwill for the years ended December 31, 2025 and 2024.

Note 6. Debt

Receipt of CARES funding

On May 5, 2020, the Company obtained a $293,972 unsecured loan payable through the Paycheck Protection Program (“PPP”), which was enacted as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”). The funds were received from Bank of America through a loan agreement pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act and used for payroll costs, rent, mortgage interest, and utility costs during the 24 week period after the date of loan disbursement is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. While the full loan amount may be forgiven, the amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels or less than 60% of the loan proceeds are used for payroll costs. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period for nine months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan. In May 2022, the Company was granted an extension on the maturity date of this note until May 5, 2025. The loan was partially forgiven in the amount of $139,569 in September 2022. As of December 31, 2025 and December 31, 2024, the remaining balance was $0 and $27,369, respectively.

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

Convertible Loans

On July 15, 2024, the Company issued an aggregate $1,155,000 in convertible notes bearing interest at 10% per annum. The notes mature on December 31, 2025 and are convertible into the Company’s common stock at a price of $1.43 per share, subject to certain adjustments, at the holder’s request. The noteholders and certain third parties were also granted detachable 5 year warrants to purchase an aggregate of 4,887,118 shares of the Company’s common stock at exercise prices ranging from $1.43 to $1.692 per share. The Company valued the warrants at $6,163,572 using the Black-Scholes pricing model. The Company has recorded the value of the warrants as a discount to the debt in the amount of $973,200. The notes and warrants included in this offering contain beneficial ownership limitations as to each holder of 4.99% as well as anti-dilution provisions. As of December 31, 2025, all principal amounts had been repaid. As of December 31, 2024, the full $1,155,000 in principal was outstanding and is included in convertible loans payable, net of discounts on the Company’s consolidated balance sheets.

On January 21, 2025, the Company issued an aggregate $1,500,000 in convertible notes bearing interest at 10% per annum. The notes mature on January 21, 2027 and are convertible into the Company’s common stock at a price of $1.25 per share, subject to certain adjustments, at the holder’s request. The noteholders and certain third parties were also granted detachable 5 year warrants to purchase an aggregate of 7,256,364 shares of the Company’s common stock at exercise prices ranging from $1.25 to $1.65 per share. The Company valued the warrants at $11,422,792 using the Black-Scholes pricing model. The Company has recorded the value of the warrants as a discount to the debt in the amount of $1,385,000. Additionally, the Company recorded debt issuance costs of $115,000 as a discount to the debt. The notes and warrants included in this offering contain beneficial ownership limitations as to each holder of 4.99% as well as anti-dilution provisions. At December 31, 2025, $35,714 of the principal balances remain outstanding and are included on the Company’s consolidated balance sheets net of discounts at $1,539.

The Company has accrued interest for the above notes in the amount of $146,116 and $53,950 as of December 31, 2025 and 2024, respectively, which is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. The Company recognized amortization expense on debt discounts of $2,601,165 and $49,660 during the years ended December 31, 2025 and 2024, respectively and is included in interest expense in the Company’s consolidated statements of operations.

Note 7. Leases

Operating Leases

The Company’s principal executive office in Middleton Massachusetts is under a one year arrangement with a base rent of $990 per month running from November1, 2025 through October 31, 2026.

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

For the years ended December 31, 2025 and 2024, the components of lease expense were as follows:

	For the years ended
	December 31,
	2025	2024
Operating lease cost	$6,042	$4,080

Total lease cost	$6,042	$4,080

As of December 31, 2025 and 2024, the Company has no additional operating leases, and no financing leases.

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

Note 9. Stockholders’ Equity

Authorized Shares

On December 8, 2025, the Company amended its certificate of incorporation to increase the aggregate number of shares issuable to 155,000,000 consisting of the following:

i.	150,000,000 shares of Common Stock, $0.001 par value per share; and

ii.	5,000,000 shares of Preferred Stock, $0.001 par value per share available for designation

The Company currently has 150,000,000 common shares and has 900,000 Series A convertible preferred shares authorized designated with a par value of $0.001 per share.

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

On October 6, 2025, the Company issued an aggregate 451,945 shares of common stock for the conversion of $93,000 in principal and $65,000 in accrued interest on the Company’s senior secured convertible notes.

Issuance of Shares for Warrant Exercises

On September 17, 2025, the Company issued an aggregate 1,954,816 shares of common stock for the exercise of warrants for which it received aggregate net proceeds of $702,166. Due to certain ownership limitations, an aggregate 109,184 shares of common stock are held in abatement to be issued at a later time. The shares held in abatement were later issued on November 6, 2025.

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

The Company has accounted for the inducement agreement transaction as a modification of the warrants exercised. The Company valued the 2,064,000 warrants exercised at $488,150 and the newly issued warrants at $1,053,427 using the Black-Scholes pricing model. The excess value related to the new warrants issued is $565,277 and is included in the Company’s consolidated statements of operations as warrant modification expense.

Warrants issued in conjunction with loans payable

On January 21, 2025, the Company issued warrants to purchase an aggregate 7,256,364 shares of the Company’s common stock at exercise prices ranging from $1.25 to $1.65 per share in conjunction with a convertible note issuance, see Note 6. Debt. The warrants were valued at $11,422,792 using the Black-Scholes pricing model. The Company has recognized $1,385,000 of this value as a discount to the associated notes.

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

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the year ended December 31, 2025 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2024	8,915,798	$0.92	-	$-	122,274
Granted	50,818,459	0.31	-	-	-
Exercised	(5,676,000)	0.31	-	-	-
Cancelled/Expired	(3,070)	60.00	-	-	-
Balance at December 31, 2025	54,055,187	$0.32	-	$-	122,274
Exercisable at December 31, 2025	35,089,096	$0.33	-	$-	122,274

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the year ended December 31, 2024 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2023	11,394	$58.72	3,333	$39.60	165,663
Granted	8,906,697	0.86	-	-	151,290
Exercised	-	-	-	-	(152,957)
Cancelled/Expired	(2,293)	53.64	(3,333)	39.60	(41,722)
Balance at December 31, 2024	8,915,798	$0.92	-	$-	122,274
Exercisable at December 31, 2024	8,915,798	$0.92	-	$-	122,274

The Company’s outstanding warrants at December 31, 2025 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.31 - $60.00	54,055,187	3.79	$0.32	35,089,096	$0.32	-

The Company’s outstanding warrants and options at December 31, 2024 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.86 – $60.00	8,915,798	4.55	$0.92	8,915,798	$0.95	$7,400,859

As of December 31, 2025 and 2024, there was no unrecognized expense for unvested stock options and restricted stock awards.

	For the years ended
	December 31,
	2025	2024
Stock-based compensation expense	$61,203	$-

Stock-based compensation expense categorized by the equity components for the years ended December 31, 2025 and 2024 is as follows:

	For the years ended
	December 31,
	2025	2024
Common stock	$61,203	$-
Total	$61,203	$-

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the years ended
	December 31,
	2025	2024
Stock options	-	-
Warrants	54,055,187	8,915,798
Restricted stock units	122,274	122,274
Total common stock equivalents	54,177,461	9,038,072

Note 11. Income Taxes

The significant items comprising the Company’s net deferred taxes as of December 31, 2025 and 2024 are as follows:

	As of December 31,
	2025	2024
Net operating loss	$9,493,537	$9,042,902
Stock options and compensation	2,426,677	2,440,539
Deferred revenue	274,366	318,610
Other	1,185,473	576,224
Valuation allowance	(13,380,053)	(12,378,275)
Total deferred tax asset	-	-

Basis difference fixed assets	-	-
Total deferred tax liability	-	-

Net deferred tax asset (liability)	$-	$-

The components of the provision for (benefit from) income taxes consist of the following:

	As of December 31,
	2025	2024
Current tax:
Federal	$-	$-
State	-	-
Total	$-	$-

Deferred tax:
Federal	$(928,450)	$(233,463)
State	(73,328)	(18,344)
Less: change in valuation allowance	1,001,778	251,807
	-	-
Total	$-	$-

The provision for (benefit from) income taxes varies from the amount computed by applying the statutory rate for reasons summarized below:

	As of December 31, 2025		As of December 31, 2024
Net loss before tax per financial statements	$(4,444,109)		$(1,136,225)

Statutory rate	(933,263)	21.00%	(238,607)	21.00%
State tax rate	(73,328)	1.65%	(18,748)	1.65%
Permanent items	4,813	(0.11)%	5,548	0.49%
Rate change	-	0.00%	-	0.00%
Change in valuation allowance	1,001,778	(22.54)%	251,807	(22.16)%
	$-	0.00%	$-	0.00%

As of December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of approximately $41.9 million and $38.8 million, respectively, available to offset future taxable income. As of December 31, 2025 and 2024, the Company had state loss carry-forwards of approximately $20.3 million and $19.3 million, respectively. Future utilization of net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The federal net operating loss carryforwards can be carried forward indefinitely and state loss carryforwards begin to expire in 2039.

The valuation allowance as of December 31, 2025 and 2024 was $13,380,053 and $12,378,275, respectively. The net change in valuation allowance for the years ended December 31, 2025 and 2024 was an increase of $1,001,778 and $251,807, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2025 and 2024.

As of December 31, 2025, the Company has not filed federal or state tax returns for the years beginning 2020 through 2025. The Company plans to work with external tax advisors to prepare and submit these returns. The company has evaluated the potential tax exposure and believes there to be no liability due to the Company’s sustained losses. However, the final tax liability could differ from the amounts currently recorded. The Company does not believe the outcome will have a material adverse effect on its overall financial position.

The Company had no unrecognized tax benefits during 2025 or 2024. By statute, all tax years are open to examination by the major taxing jurisdictions to which the Company is subject.

Note 12. Segment Reporting

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures to enhance the reportable segment disclosures”. The guidance requires additional disclosures about significant segment expenses.

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

	December 31,	December 31,
	2025	2024
Assets:
Cash	$1,644,439	$106,654
Accounts receivable, net	313,350	372,716
Prepaid expenses and other assets	65,627	24,008
Fixed assets	10,220	-
Intangible assets	20,019	-
Goodwill	5,842,433	5,842,433
Total Assets	$7,896,088	$6,345,811

	For the Years Ended
	December 31,
	2025	2024

Revenue	$2,877,629	$2,989,599
Cost of revenue	1,957,923	2,243,614
Gross profit	919,706	745,985

Operating expenses:
Legal and professional	510,951	980,897
Salaries and wages	513,727	268,399
General and administrative	853,343	756,115
Depreciation	404	-
Total operating expenses	1,878,425	2,005,411

Other income (expense)
Interest expense	(2,985,597)	(104,201)
Warrant modification expense	(565,277)	-
Forgiveness of accounts payable	143,588	227,402
Loss on shares issued for legal settlement	(78,104)	-
Total other income (expense)	(3,485,390)	123,201
Net loss	$(4,444,109)	$(1,136,225)

Note 13. Subsequent Events

The Company has evaluated all events that occurred after the consolidated balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. Management has determined that except as disclosed below, there were no additional reportable subsequent events to be disclosed.

Issuance of Shares for Note Conversions

On February 18, 2026, the Company issued an aggregate 122,589 shares of common stock for the conversion of $42,857 in principal and accrued interest on its convertible loans.

Issuance of Shares for Warrant Exercises

On February 12, 2026, the Company issued an aggregate 50,000 shares of common stock for the exercise of warrants for which it received aggregate net of $15,502.

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

Exhibit	Exhibit Description
3.1	Certificate of Incorporation, as amended December 8, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s S-1 filed with the SEC on January 8, 2026)

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

4.1	2025 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s S-1 filed with the SEC on January 8, 2026)

4.2	Form of Series A, Series B and Series C Warrant (incorporated by reference to Exhibit 4.1 to the Company’s 8-K filed with the SEC on January 23, 2025)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed with the SEC on January 23, 2025)

10.2	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed with the SEC on January 23, 2025)

10.3	Amendment and Consent, Dated November 18, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s 8-K filed with the SEC January 23, 2025)

10.4	Form of Guaranty and Security Agreement (incorporated by reference to Exhibit 10.4 to the Company’s 8-K filed with the SEC on January 23, 2025)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

97.1	Clawback Policy of SCWorx Corp (Incorporated by reference to Exhibit 97.1 of the Company’s 10-K filed with the SEC on March 31, 2025)

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith