Form 10-Q
period 2026-03-31
SCWorx Corp.
filed 2026-05-15
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of shares of the registrant’s common stock outstanding at May 15, 2026: 1,066,918

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to our ability to:

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,341,779	$1,644,439
Accounts receivable, net	314,550	313,350
Prepaid expenses and other assets	182,863	65,627
Total current assets	1,839,192	2,023,416

Property and equipment, net	9,335	10,220
Intangible assets	85,432	20,019
Goodwill	5,842,433	5,842,433
Total assets	$7,776,392	$7,896,088

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$419,566	$433,469
Accounts payable and accrued liabilities - related party	149,838	149,838
Deferred revenue	157,500	158,750
Convertible loans payable, net of discounts - current portion	-	1,539
Total current liabilities	726,904	743,596

Total liabilities	726,904	743,596

Commitments and contingencies (Note 7)

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding	40	40
Common stock, $0.001 par value; 150,000,000 shares authorized; 1,066,918 and 1,055,412 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,067	1,055
Additional paid-in capital	42,642,323	42,571,572
Accumulated deficit	(35,593,942)	(35,420,175)
Total stockholders’ equity	7,049,488	7,152,492

Total liabilities and stockholders’ equity	$7,776,392	$7,896,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Revenue	$744,899	$720,299
Cost of revenue	370,790	583,436
Gross profit	374,109	136,863

Operating expenses:
Legal and professional	158,355	203,979
Salaries and wages	140,446	84,278
General and administrative	210,237	182,603
Depreciation	885	-
Total operating expenses	509,923	470,860

Loss from operations	(135,814)	(333,997)

Other income (expense)
Interest expense	(37,953)	(142,306)
Total other expense	(37,953)	(142,306)

Net loss before income taxes	(173,767)	(476,303)

Provision for (benefit from) income taxes	-	-

Net loss	$(173,767)	$(476,303)

Net loss per share, basic and diluted	$(0.16)	$(3.71)

Weighted average common shares outstanding, basic and diluted	1,061,004	128,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Three Months Ended March 31, 2026	Shares	$	Shares	$	capital	deficit	Total

Balances, December 31, 2025	39,810	$40	1,055,412	$1,055	$42,571,572	$(35,420,175)	$7,152,492

Shares issued for conversion of convertible loans and interest	-	-	8,172	8	42,849	-	42,857
Shares issued for the exercise of warrants	-	-	3,334	4	15,498	-	15,502
Stock based compensation	-	-	-	-	12,404	-	12,404
Net loss	-	-	-	-	-	(173,767)	(173,767)

Ending balance, March 31, 2026	39,810	$40	1,066,918	$1,067	$42,642,323	$(35,593,942)	$7,049,488

					Additional
	Preferred Stock		Common stock		paid-in	Accumulated
Three months ended March 31, 2025	Shares	$	Shares	$	capital	deficit	Total

Balances, December 31, 2024	39,810	$40	123,968	$124	$35,465,504	$(30,976,066)	$4,489,602

Shares issued for legal settlement	-	-	12,750	13	148,397	-	148,410
Shares issued for conversion of convertible loans and interest	-	-	3,665	3	47,280	-	47,283
Issuance of warrants in conjunction with convertible loans	-	-	-	-	1,385,000	-	1,385,000
Net loss	-	-	-	-	-	(476,303)	(476,303)

Ending balance, March 31, 2025	39,810	$40	140,383	$140	$37,046,181	$(31,452,369)	$5,593,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(173,767)	$(476,303)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	34,175	78,711
Depreciation	885	-
Stock based compensation	12,404	-
Credit loss expense	-	23,800
Changes in operating assets and liabilities:
Accounts receivable	(1,200)	173,683
Prepaid expenses and other assets	(117,236)	(42,817)
Accounts payable and accrued liabilities	(6,760)	(140,445)
Deferred revenue	(1,250)	(21,250)
Net cash used in operating activities	(252,749)	(404,621)

Cash flows from investing activities:
Additions to intangible assets	(65,413)	-
Net cash used in investing activities:	(65,413)	-

Cash flows from financing activities:
Proceeds from loans payable, net	-	1,385,000
Payments on loans payable	-	(14,617)
Proceeds from the exercise of warrants, net of costs	15,502	-
Net cash provided by financing activities	15,502	1,370,383

Net (decrease) increase in cash	(302,660)	965,762

Cash, beginning of period	1,644,439	106,654

Cash, end of period	$1,341,779	$1,072,416

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$56
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for conversion of convertible loans and interest	$42,857	$47,283
Shares issued for accrued legal settlement	$-	$148,410
Warrants issued in conjunction with convertible loans	$-	$1,385,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

On April 7, 2026, following stockholder approval at the Company’s annual meeting, the Company amended its certificate of incorporation to implement a 1 for 15 reverse split of its common stock. The effect of the reverse stock split was to combine every 15 shares of outstanding common stock into one share of common stock. The reverse stock split was effective at the opening of the trading day on April 10, 2026. The effects of the reverse stock split have been reflected in this Quarterly Report on Form 10-Q for all periods presented.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in its report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026.

The accompanying unaudited condensed consolidated financial statements include the accounts of SCWorx and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2026, the results of its operations and cash flows for the three months ended March 31, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had amounts in excess of the FDIC insured limit of $1,017,344 and $1,356,754 as of March 31, 2026 and December 31, 2025, respectively.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue For The
	Three Months Ended		Accounts Receivable
	March 31,		March 31,	December 31,
Customers	2026	2025	2026	2025
Customer A	19%	9%	-%	-%
Customer B	16%	19%	16%	8%
Customer C	13%	14%	-%	-%
Customer D	9%	15%	34%	32%
Customer E	7%	7%	11%	11%

Allowance for Credit Losses

Accounts receivable are comprised of amounts billed and currently due from customers. Accounts receivable are amounts related to any unconditional right the Company has for receiving consideration and are presented as accounts receivable in the condensed consolidated balance sheets. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. The Company employs the practical expedient to estimate expected credit losses for current accounts receivable by utilizing subsequent cash collections. The evaluation of subsequent cash collections was performed through approximately May 10, 2026, for the reporting period ended March 31, 2026.

Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, changes in customer payment terms, and specific customer situations. The Company’s normal collection cycle ranges between thirty and 60 days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company has assessed that certain receivables may not be collectable and has recorded an allowance for credit losses of $55,200 as of March 31, 2026 and December 31, 2025.

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

Remaining Performance Obligations

As of March 31, 2026 and December 31, 2025, the Company had $157,500 and $158,750, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize the revenue relating to the current performance obligations during the following 12 month period.

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

Convertible Debt and Amortization of Debt Discounts

The Company has issued various debt instruments with warrants and conversion features for which total proceeds were allocated to individual instruments based on the relative fair value of each instrument at the time of issuance. The relative fair value of the warrants issued in connection with convertible debt was recorded as discount on debt and amortized over the term of the respective debt. For the three months ended March 31, 2026 and 2025 amortization of debt discount was $34,175 and $78,711, respectively.

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of March 31, 2026 and December 31, 2025.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $157,500 and $158,750 as March 31, 2026 and December 31, 2025, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2026 and December 31, 2025, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

There was no income tax expense for three months ended March 31, 2026 and 2025.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. ASU 2025-05 is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2025 with early adoption permitted. The adoption did not have an impact on our condensed consolidated financial statements.

Note 3. Intangible Assets

The Company capitalizes costs associated with software developed for internal use, including payroll for employees directly involved in development and external consulting fees, once the project has reached the application development stage in accordance with ASC 350-40.  Amortization is computed using the straight-line method over an estimated useful life of 3–5 years.

During the three months ended March 31, 2026, the Company capitalized $65,413 in costs related to new software development.   The Company is still in the development phase and the asset has not yet been put into service. Therefore, no amortization of the asset has occurred as of the date of these condensed consolidated financial statements.

Note 4. Goodwill

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

There were no changes to the carrying value of goodwill for the three months ended March 31, 2026 and 2025.

Note 5. Debt

Convertible Loans

On July 15, 2024, the Company issued an aggregate $1,155,000 in convertible notes bearing interest at 10% per annum. The notes mature on December 31, 2025 and are convertible into the Company’s common stock at a price of $1.43 per share, subject to certain adjustments, at the holder’s request.  The noteholders and certain third parties were also granted detachable 5 year warrants to purchase an aggregate of 4,887,118 shares of the Company’s common stock at exercise prices ranging from $1.43 to $1.692 per share. The Company valued the warrants at $6,163,572 using the Black-Scholes pricing model. The Company has allocated the note proceeds based on relative fair value and has recorded the value of the warrants as a discount to the debt in the amount of $973,200. As of March 31, 2026, all principal amounts had been converted into equity.

On January 21, 2025, the Company issued an aggregate $1,500,000 in convertible notes bearing interest at 10% per annum. The notes mature on January 21, 2027 and are convertible into the Company’s common stock at a price of $1.25 per share, subject to certain adjustments, at the holder’s request.  The noteholders and certain third parties were also granted detachable 5 year warrants to purchase an aggregate of 7,256,364 shares of the Company’s common stock at exercise prices ranging from $1.25 to $1.65 per share. The Company valued the warrants at $11,422,792 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the warrants as a discount to the debt in the amount of $1,186,579, as well as the value of the conversion feature of $198,421.  Additionally, the Company recorded debt issuance costs of $115,000 as a discount to the debt. As of March 31, 2026, all principal amounts had been converted into equity.

The Company has accrued interest for the above notes in the amount of $142,750 and $146,116 as of March 31, 2026 and December 31, 2025, respectively, which is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets. The Company recognized amortization expense on debt discounts of $34,175 and $78,711 during the three months ended March 31, 2026 and 2025, respectively.

Note 6. Leases

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

For the three months ended March 31, 2026 and 2025, the components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$5,206	$1,192
Total lease cost	$5,206	$1,192

As of March 31, 2026 and December 31, 2025, the Company had no additional operating leases, other than those noted above, and no financing leases.

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

On April 7, 2026, Nasdaq notified the Company that, because it failed to regain compliance with Nasdaq’s minimum bid price requirement of $1 per share pursuant to Nasdaq Rule 5550(a)(2), its securities will be delisted from the Capital Market. Consequently, trading of the Company’s common stock was suspended at the opening of business on April 14, 2026, and a Form 25-NSE was filed with the Securities and Exchange Commission, which removed the Company’s securities from listing and registration on The Nasdaq Stock Market.

The Company has filed an appeal of the Nasdaq Staff’s delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

Note 8. Stockholders’ Equity

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

On April 7, 2026, following stockholder approval at the Company’s annual meeting, the Company amended its certificate of incorporation to implement a 1 for 15 reverse split of its common stock. The effect of the reverse stock split was to combine every 15 shares of outstanding common stock into one share of common stock. The reverse stock split was effective at the opening of the trading day on April 10, 2026. The effects of the reverse stock split have been reflected in this Quarterly Report for all periods presented.

Common Stock

Issuance of Shares for Note Conversions

On February 12, 2026, the Company issued an aggregate 8,172 shares of common stock for the conversion of an aggregate $42,857 in principal interest due under the Company’s senior secured convertible notes.

Issuance of Shares for Warrant Exercises

On February 12, 2026, the Company issued an aggregate 3,334 shares of common stock for the exercise of warrants.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the three months ended March 31, 2026 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2025	3,603,677	$4.77	-	$-	8,147
Granted	-	-	-	-	-
Exercised	(3,334)	4.65	-	-	-
Cancelled/Expired	(402)	900.00	-	-	-
Balance at March 31, 2026	3,599,941	$4.67	-	$-	8,147
Exercisable at March 31, 2026	2,335,535	$4.67	-	$-	8,147

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the three months ended March 31, 2025 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2024	594,387	$13.80	-	$-	8,147
Granted	483,758	20.10	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Balance at March 31, 2025	1,078,145	$16.65	-	$-	8,147
Exercisable at March 31, 2025	1,078,145	$16.65	-	$-	8,147

The Company’s outstanding warrants at March 31, 2026 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$4.65 - $7.92	3,599,941	3.55	$4.67	2,335,535	$4.67	$-

The Company’s outstanding warrants at March 31, 2025, are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$12.90 - $900.00	1,078,145	4.53	$16.65	1,078,145	$16.65	2,792,060

As of March 31, 2026 and December 31, 2025, there was no unrecognized expense for unvested stock options and restricted stock awards.

	For the Three Months Ended
	March 31,
	2026	2025
Stock-based compensation expense	$12,404	$-

Stock-based compensation expense categorized by the equity components for the three months ended March 31, 2026 and 2025 is as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Common stock	$12,404	$-
Total	$12,404	$-

Stock compensation is included in general and administrative expense on the consolidated statements of operations.

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2026	2025
Warrants	3,599,941	1,078,144
Restricted stock units	8,147	8,147
Total common stock equivalents	3,608,088	1,086,291

Note 10. Related Party Transactions

At March 31, 2026 and December 31, 2025, the Company had a payable due to an officer in the amount of $149,838 for contract work performed prior to becoming an officer.

The above amount and terms are not necessarily indicative of what third parties would agree to.

Note 11. Income Tax Provision

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2026 and December 31, 2025, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

As of March 31, 2026 and December 31, 2025, the Company had federal net operating loss carryforwards of approximately $42.1 million and $41.9  million, respectively, available to offset future taxable income. As of March 31, 2026 and December 31, 2025, the Company had state loss carry-forwards of approximately $20.5 million and $20.3 million, respectively. Future utilization of net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The federal net operating loss carryforwards can be carried forward indefinitely and state loss carryforwards begin to expire in 2039.

The valuation allowance as of March 31, 2026 and December 31, 2025 was $13,419,411 and $13,380,053, respectively. The net change in valuation allowance for the three months ended March 31, 2026 was an increase of $39,358. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2026 and December 31, 2025.

As of March 31, 2026 and December 31, 2025, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income tax is as follows (in percentages):

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

	March 31,	December 31,
	2026	2025
Assets:
Cash	$1,341,779	$1,644,439
Accounts receivable, net	314,550	313,350
Prepaid expenses and other assets	182,863	65,627
Property and equipment, net	9,335	10,220
Intangible assets	85,432	20,019
Goodwill	5,842,433	5,842,433
Total Assets	$7,776,392	$7,896,088

	For the Years Ended
	March 31,
	2026	2025

Revenue	$744,899	$720,299
Cost of revenue	370,790	583,436
Gross profit	374,109	136,863

Operating expenses:
Legal and professional	158,355	203,979
Salaries and wages	140,446	84,278
General and administrative	210,237	182,603
Depreciation	885	-
Total operating expenses	509,923	470,860

Other income (expense)
Interest expense	(37,953)	(142,306)
Total other expense	(37,953)	(142,306)

Net loss	$(173,767)	$(476,303)

Note 13. Subsequent Events

The Company has evaluated all events that occurred after the date of the financial statements and through the date of issuance to determine if they must be reported. Management has determined that other than those disclosed below, there were no additional reportable subsequent events to be disclosed.

Reverse Stock Split

On April 7, 2026, following stockholder approval at the Company’s annual meeting, the Company amended its certificate of incorporation to implement a 1 for 15 reverse split of its common stock. The effect of the reverse stock split was to combine every 15 shares of outstanding common stock into one share of common stock. The reverse stock split was effective at the opening of the trading day on April 10, 2026. The effects of the reverse stock split have been reflected in this Quarterly Report for all periods presented.

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

On April 7, 2026, following stockholder approval at the Company’s annual meeting, the Company amended its certificate of incorporation to implement a 1 for 15 reverse split of its common stock. The effect of the reverse stock split was to combine every 15 shares of outstanding common stock into one share of common stock. The reverse stock split was effective at the opening of the trading day on April 10, 2026. The effects of the reverse stock split have been reflected in this Quarterly Report on Form 10-Q for all periods presented.

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

Results of Operations – Three months ended March 31, 2026 as compared to the three months ended March 31, 2025

Our operating results for the three month periods ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025	Difference

Revenue	$744,899	$720,299	$24,600
Cost of revenues	370,790	583,436	(212,646)
Operating expenses	509,923	470,860	39,063
Other income (expense)	(37,953)	(142,306)	104,353
Provision for income taxes	-	-	-
Net loss	$(173,767)	$(476,303)	$302,536

Revenues

Revenue for the three months ended March 31, 2026 was $744,899 as compared to $720,299 for the three months ended March 31, 2025. This increase was primarily due to the modification certain customer contracts as well as new customer contracts during the current year.

Cost of revenues

Cost of revenues were $370,790 for the three months ended March 31, 2026 compared to $583,436 for the same period in 2025. The decrease is primarily related to a decrease in labor costs as well as decreases in our cloud hosting costs. Overall gross profit for the year ended December 31, 2025 increased by approximately 173% from the same period in the prior year due in part to reductions in our cloud hosting costs of approximately $24,000 and contractor expenses of approximately $180,000.

Operating expenses

Operating expenses increased $39,063 to $509,923 for the three months ended March 31, 2026, as compared to $470,860 in the same period of 2025. The increase is primarily attributable to increases in salaries and wages of approximately $56,000 and non cash stock compensation expense of $12,000, partially offset by decreases in Legal and professional fees of $46,000. We expect operating expenses to remain relatively flat during the rest of 2026 with the exception of marketing and advertising.

Other income (expense)

We had other expenses of $37,953 and $142,306 during the three months ended March 31, 2026 and 2025, respectively, comprised of non-cash interest expense and amortization of debt discounts. The decrease was primarily due to a reduction in the balance of existing convertible notes as well as a reduction in amortization of note discounts during the current year period.

Net loss

For the three months ended March 31, 2026, we incurred a net loss of $173,767 compared to a net loss of $476,303 for the same period in 2025 due to the factors detailed above.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(252,749)	$(404,621)
Net cash used in investing activities	(65,413)	-
Net cash provided by financing activities	15,502	1,370,383
Change in cash	$(302,660)	$965,762

Operating Activities

Cash used in operating activities was approximately $253,000 for the three months ended March 31, 2026, mainly related to the net loss of approximately $174,000, increases of $1,000 in accounts receivable, and $117,000 in prepaid expenses and other assets, decreases of $7,000 in accounts payable and accrued liabilities and $1,000 in deferred revenue, partially offset by amortization of discounts $34,000, depreciation of $1,000 and non-cash stock based compensation of $12,000.

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

Investing Activities

Net cash used in investment activities was approximately $65,000 for the three months ended March 31, 2026 due to the Company’s capitalization of internal development costs related to new software assets.

The Company did not have any investing activities during the three months ended March 31, 2025.

Financing Activities

Cash provided by financing activities was approximately $15,000 for the three months ended March 31, 2026, consisting of proceeds from warrant exercises.

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

On April 7, 2026, Nasdaq notified the Company that, because it failed to regain compliance with Nasdaq’s minimum bid price requirement of $1 per share pursuant to Nasdaq Rule 5550(a)(2), its securities will be delisted from the Capital Market. Consequently, trading of the Company’s common stock was suspended at the opening of business on April 14, 2026, and a Form 25-NSE was filed with the Securities and Exchange Commission, which removed the Company’s securities from listing and registration on The Nasdaq Stock Market.

The Company has filed an appeal of the Nasdaq Staff’s delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

Off-Balance Sheet Arrangements

As March 31, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2026, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of March 31, 2026, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2026, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended March 31, 2026, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K.

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

Exhibit #	Exhibit Description
3.1	Certificate of Incorporation, as amended April 7, 2026*

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

97.1	Clawback Policy of SCWorx Corp (Incorporated by reference to Exhibit 97.1 of the Company’s 10-K filed with the SEC on March 31, 2025)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: May 15, 2026	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: May 15, 2026	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer
(Principal Financial Officer)