Form 10-Q
period 2026-06-30
SCWorx Corp.
filed 2026-08-14
CIK 1674227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of shares of the registrant’s common stock outstanding at August 14, 2026: 89,789

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCWorx Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,263,478	$1,644,439
Accounts receivable, net	261,758	313,350
Prepaid expenses and other assets	173,743	65,627
Total current assets	1,698,979	2,023,416

Property and equipment, net	8,449	10,220
Intangible assets	158,040	20,019
Goodwill	5,842,433	5,842,433
Total assets	$7,707,901	$7,896,088

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$427,669	$433,469
Accounts payable and accrued liabilities - related party	149,838	149,838
Deferred revenue	198,125	158,750
Convertible loans payable, net of discounts - current portion	-	1,539
Total current liabilities	775,632	743,596

Total liabilities	775,632	743,596

Commitments and contingencies (Note 7)

Stockholders' equity:
Series A Convertible Preferred stock, $0.001 par value; 900,000 shares authorized; 39,810 shares issued and outstanding	40	40
Common stock, $0.001 par value; 150,000,000 shares authorized; 89,269 and 88,310 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	89	88
Additional paid-in capital	42,647,036	42,572,539
Accumulated deficit	(35,714,896)	(35,420,175)
Total stockholders' equity	6,932,269	7,152,492

Total liabilities and stockholders’ equity	$7,707,901	$7,896,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$706,049	$682,632	$1,450,948	$1,402,931
Cost of revenue	375,626	502,215	746,416	1,085,651
Gross profit	330,423	180,417	704,532	317,280

Operating expenses:
Legal and professional	124,166	111,339	282,521	315,318
Salaries and wages	139,285	155,276	279,731	239,554
General and administrative	187,040	207,329	397,277	389,932
Depreciation	886	-	1,771	-
Total operating expenses	451,377	473,944	961,300	944,804

Loss from operations	(120,954)	(293,527)	(256,768)	(627,524)

Other income (expense)
Interest expense	-	(1,534,454)	(37,953)	(1,676,760)
Loss on shares issued for legal settlement	-	(78,104)	-	(78,104)
Total other expense	-	(1,612,558)	(37,953)	(1,754,864)

Net loss before income taxes	(120,954)	(1,906,085)	(294,721)	(2,382,388)

Provision for (benefit from) income taxes	-	-	-	-

Net loss	$(120,954)	$(1,906,085)	$(294,721)	$(2,382,388)

Net loss per share, basic and diluted	$(1.35)	$(82.27)	$(3.31)	$(140.13)

Weighted average common shares outstanding, basic and diluted	89,269	23,169	89,023	17,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Three months ended June 30, 2026	Shares	$	Shares	$	Capital	Deficit	Total

Balances, March 31, 2026	39,810	$40	89,269	$89	$42,643,301	$(35,593,942)	$7,049,488

Stock based compensation	-	-	-	-	3,735	-	3,735
Net loss	-	-	-	-	-	(120,954)	(120,954)

Ending balance, June 30, 2026	39,810	$40	89,269	$89	$42,647,036	$(35,714,896)	$6,932,269

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Six Months Ended June 30, 2026	Shares	$	Shares	$	Capital	Deficit	Total

Balances, December 31, 2025	39,810	$40	88,310	$88	$42,572,539	$(35,420,175)	$7,152,492

Shares issued for conversion of convertible loans and interest	-	-	681	1	42,856	-	42,857
Shares issued for the exercise of warrants	-	-	278	-	15,502	-	15,502
Stock based compensation	-	-	-	-	16,139	-	16,139
Net loss	-	-	-	-	-	(294,721)	(294,721)

Ending balance, June 30, 2026	39,810	$40	89,269	$89	$42,647,036	$(35,714,896)	$6,932,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Three months ended June 30, 2025	Shares	$	Shares	$	capital	deficit	Total

Balances, March 31, 2025	39,810	$40	11,699	$12	$37,046,309	$(31,452,369)	$5,593,992

Shares issued for legal settlement	-	-	2,278	2	213,598	-	213,600
Shares issued for conversion of convertible loans and interest	-	-	21,693	22	1,548,817	-	1,548,839
Net loss	-	-	-	-	-	(1,906,085)	(1,906,085)

Ending balance, June 30, 2025	39,810	$40	35,670	$36	$38,808,724	$(33,358,454)	$5,450,346

	Preferred Stock		Common stock		Additional paid-in	Accumulated
Six months ended June 30, 2025	Shares	$	Shares	$	capital	deficit	Total

Balances, December 31, 2024	39,810	$40	10,331	$10	$35,465,618	$(30,976,066)	$4,489,602

Shares issued for legal settlement	-	-	3,340	4	362,006	-	362,010
Shares issued for conversion of convertible loans and interest	-	-	21,999	22	1,596,100	-	1,596,122
Issuance of warrants in conjunction with convertible loans	-	-	-	-	1,385,000		1,385,000
Net loss	-	-	-	-	-	(2,382,388)	(2,382,388)

Ending balance, June 30, 2025	39,810	$40	35,670	$36	$38,808,724	$(33,358,454)	$5,450,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(294,721)	$(2,382,388)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	34,175	1,458,243
Loss on shares issued for legal settlement	-	78,104
Depreciation	1,771	-
Stock based compensation	16,139	-
Credit loss expense	-	35,200
Changes in operating assets and liabilities:
Accounts receivable	51,592	(74,700)
Prepaid expenses and other assets	(108,116)	(27,067)
Accounts payable and accrued liabilities	1,343	(9,013)
Deferred revenue	39,375	(134,833)
Net cash used in operating activities	(258,442)	(1,056,454)

Cash flows from investing activities:
Additions to intangible assets	(138,021)	-
Net cash used in investing activities:	(138,021)	-

Cash flows from financing activities:
Proceeds from loans payable, net	-	1,385,000
Payments on loans payable	-	(27,369)
Payments on shareholder advance	-	(67,622)
Proceeds from the exercise of warrants, net of costs	15,502	-
Net cash provided by financing activities	15,502	1,290,009

Net (decrease) increase in cash	(380,961)	233,555

Cash, beginning of period	1,644,439	106,654

Cash, end of period	$1,263,478	$340,209

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$73
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for conversion of convertible loans and interest	$42,857	$1,596,122
Shares issued for accrued legal settlement	$-	$283,906
Warrants issued in conjunction with convertible loans	$-	$1,385,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCWorx Corp.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025

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

On July 28 2026, following stockholder approval at the Company’s annual meeting, the Company amended its certificate of incorporation to implement a 1 for 12 reverse split of its common stock. The effect of the reverse stock split was to combine every 12 shares of outstanding common stock into one share of common stock. The reverse stock split was effective at the opening of the trading day on August 4, 2026. The effects of the reverse stock split have been reflected in this Quarterly Report on Form 10-Q for all periods presented.

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

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2026, the results of its operations and cash flows for the six months ended June 30, 2026. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash

Cash is maintained with various financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had amounts in excess of the FDIC insured limit of $902,293 and $1,356,754 as of June 30, 2026 and December 31, 2025, respectively.

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

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue For The
	Six Months Ended		Accounts Receivable
	June 30,		June 30,	December 31,
Customers	2026	2025	2026	2025
Customer A	19%	9%	-%	-%
Customer B	17%	20%	-%	8%
Customer C	14%	14%	13%	-%
Customer D	9%	16%	14%	32%
Customer E	7%	7%	21%	11%

Allowance for Credit Losses

Accounts receivable are comprised of amounts billed and currently due from customers. Accounts receivable are amounts related to any unconditional right the Company has for receiving consideration and are presented as accounts receivable in the condensed consolidated balance sheets. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company employs the practical expedient to estimate expected credit losses for current accounts receivable by utilizing subsequent cash collections. The evaluation of subsequent cash collections was performed through approximately August 12, 2026, for the reporting period ended June 30, 2026.

Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, changes in customer payment terms, and specific customer situations. The Company’s normal collection cycle ranges between thirty and 60 days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company has assessed that certain receivables may not be collectable and has recorded an allowance for credit losses of $55,200 as of June 30, 2026 and December 31, 2025.

Leases

Management determines if an arrangement is a lease at inception. The current portion of lease obligations are included in accounts payable and accrued liabilities on the consolidated balance sheets. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease, which are included in the lease ROU asset when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company lease agreements with lease components only, none with non-lease components, which are generally accounted for separately.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded for property and equipment using the straight-line method over the estimated useful lives of assets typically ranging from 3-7 years. The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. The Company recognized depreciation expense of $886 and $1,771 for the three and six months ended June 30, 2026, respectively. The Company did not recognize any depreciation expense for the same periods during the prior year.

Property and equipment as of June 30, 2026 and December 31, 2025 and depreciation expense for the six months ended June 30, 2026 and the year ended December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Computer equipment	10,623	10,623
Accumulated depreciation	(2,174)	(403)
Property and equipment, net	$8,449	$10,220
Depreciation expense	$1,771	$403

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

Segment Reporting

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures to enhance the reportable segment disclosures.” The guidance requires additional disclosures about significant segment expenses.

The Company has determined that it currently operates in a single segment - health information technology solutions and services, located in a single geographic location – the United States. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Since the Company operates in a single segment, the measure of segment total assets and loss from operations is the same as that reported on the accompanying condensed consolidated balance sheets as total assets, and the accompanying condensed consolidated statements of operations as loss from operations, respectively. Refer to Note 12, Segment Reporting, for additional detail.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 to depict the transfer of promised goods or services in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of Topic 606 the Company performs the following steps:

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

The Company has identified the following performance obligation in its SaaS contracts with customers:

1)	Software-as-a-service (“SaaS”): which is generated from clients’ access of and usage of the Company’s hosted software solutions on a subscription basis for a specified contract term, which is usually annually. In SaaS arrangements, the client cannot take possession of the software during the term of the contract and generally has the right to access and use the software and receive any software upgrades published during the subscription period. This service includes data preparation, product and vendor mapping, product categorization, data enrichment and other data related services as well as ongoing data cleansing and normalization, content enrichment, and optimization

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

Remaining Performance Obligations

As of June 30, 2026 and December 31, 2025, the Company had $198,125 and $158,750, respectively, of remaining performance obligations recorded as deferred revenue. The Company expects to recognize the revenue relating to the current performance obligations during the following 12 month period.

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

Convertible Debt and Amortization of Debt Discounts

The Company has issued various debt instruments with warrants and conversion features for which total proceeds were allocated to individual instruments based on the relative fair value of each instrument at the time of issuance. The relative fair value of the warrants issued in connection with convertible debt was recorded as discount on debt and amortized over the term of the respective debt. For the three and six months ended June 30, 2026, amortization of debt discount was $0 and $34,175, respectively. For the three and six months ended June 30, 2025, amortization of debt discounts was $1,379,532 and $1,458,243, respectively.

Contract Balances

Contract assets arise when the associated revenue was earned prior to the Company’s unconditional right to receive a payment under a contract with a customer (unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of June 30, 2026 and December 31, 2025.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied. Contract liabilities were $198,125 and $158,750 as of June 30, 2026 and December 31, 2025, respectively.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2026 and December 31, 2025, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

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

There was no income tax expense for the three and six months ended June 30, 2026 and 2025.

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

During the three and six months ended June 30, 2026, the Company capitalized $72,608 and $138,021, respectively, in costs related to new software development. The Company did not capitalize any costs during the same periods for the prior year. The Company is still in the development phase and the asset has not yet been put into service. Therefore, no amortization of the asset has occurred as of the date of these unaudited condensed consolidated financial statements.

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

There were no changes to the carrying value of goodwill for the three and six months ended June 30, 2026 and 2025.

Note 5. Debt

Convertible Loans

On July 15, 2024, the Company issued an aggregate $1,155,000 in convertible notes bearing interest at 10% per annum. The notes mature on December 31, 2025 and are convertible into the Company’s common stock at a price of $1.43 per share, subject to certain adjustments, at the holder’s request.  The noteholders and certain third parties were also granted detachable 5 year warrants to purchase an aggregate of 4,887,118 shares of the Company’s common stock at exercise prices ranging from $1.43 to $1.692 per share. The Company valued the warrants at $6,163,572 using the Black-Scholes pricing model. The Company has allocated the note proceeds based on relative fair value and has recorded the value of the warrants as a discount to the debt in the amount of $973,200. As of December 31, 2025 and June 30, 2026, all principal amounts had been converted into equity.

On January 21, 2025, the Company issued an aggregate $1,500,000 in convertible notes bearing interest at 10% per annum. The notes mature on January 21, 2027 and are convertible into the Company’s common stock at a price of $1.25 per share, subject to certain adjustments, at the holder’s request.  The noteholders and certain third parties were also granted detachable 5 year warrants to purchase an aggregate of 7,256,364 shares of the Company’s common stock at exercise prices ranging from $1.25 to $1.65 per share. The Company valued the warrants at $11,422,792 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the warrants as a discount to the debt in the amount of $1,186,579, as well as the value of the conversion feature of $198,421.  Additionally, the Company recorded debt issuance costs of $115,000 as a discount to the debt. At December 31, 2025, $35,714 of the principal balances remain outstanding and are included on the Company’s consolidated balance sheets net of discounts at $1,539. As of June 30, 2026, all principal amounts had been converted into equity.

The Company has accrued interest for the above notes in the amount of $142,750 and $146,116 as of June 30, 2026 and December 31, 2025, respectively, which is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets. For the three and six months ended June 30, 2026, amortization of debt discount was $0 and $34,175, respectively. For the three and six months ended June 30, 2025, amortization of debt discounts was $1,379,532 and $1,458,243, respectively. Total interest expense for the three and six months ended June 30, 2026 was $0 and $3,778, respectively. Total interest expense for the three and six months ended June 30, 2025 was $154,922 and $218,517, respectively.

Note 6. Leases

Operating Leases

The Company’s principal executive office in Middleton Massachusetts is under a one year arrangement with a base rent of $990 per month running from November 1, 2025 through October 31, 2026.

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

For the three and six months ended June 30, 2026 and 2025, the components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$3,970	$1,011	$9,176	$2,203
Total lease cost	$3,970	$1,011	$9,176	$2,203

As of June 30, 2026 and December 31, 2025, the Company had no additional operating leases, other than those noted above, and no financing leases.

Note 7. Commitments and Contingencies

In conducting its business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company does not currently have any pending or threatened litigation.

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

On October 8, 2025, the Company received written notification from the Listing Qualifications Department of Nasdaq, granting the Company’s request for a 180-day extension to regain compliance with the Bid Price Rule. The Company had until April 6, 2026 to meet the requirement.

On April 7, 2026, Nasdaq notified the Company that, because it failed to regain compliance with Nasdaq’s minimum bid price requirement of $1 per share pursuant to Nasdaq Rule 5550(a)(2), its securities will be delisted from the Capital Market. Consequently, trading of the Company’s common stock was suspended at the opening of business on April 14, 2026, and a Form 25-NSE was filed with the Securities and Exchange Commission, which removed the Company’s securities from listing and registration on The Nasdaq Stock Market. The Company appealed the Staff’s delisting determination to the Panel, and the Decision resolves that appeal.

Under the terms of the Decision, the Company must satisfy the following conditions in order for trading of its common stock to be reinstated on Nasdaq: (i) on or before July 22, 2026, the Company must obtain shareholder approval for a reverse stock split at a ratio sufficient to achieve a post-split price reasonably expected to sustain compliance with the Bid Price Rule; (ii) on or before August 3, 2026, the Company must effect a reverse stock split; and (iii) on or before August 28, 2026, the Company must demonstrate compliance with the Bid Price Rule by evidencing a closing bid price at or above $1.00 per share for a minimum of 20 consecutive trading days.

The Company received shareholder approval at its annual meeting on July 22, 2026 to effect the required reverse split, and effected said reverse split on August 3, 2026. The Company is currently in the 20 trading day compliance period and has thus far sustained a closing bid price above $1.00 per share

Note 8. Stockholders’ Equity

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

On July 28, 2026, following stockholder approval at the Company’s annual meeting, the Company amended its certificate of incorporation to implement a 1 for 12 reverse split of its common stock. The effect of the reverse stock split was to combine every 12 shares of outstanding common stock into one share of common stock. The reverse stock split was effective at the opening of the trading day on August 4. The effects of the reverse stock split have been reflected in this Quarterly Report for all periods presented.

Common Stock

Issuance of Shares for Note Conversions

On February 12, 2026, the Company issued an aggregate 681 shares of common stock for the conversion of an aggregate $42,857 in principal and interest due under the Company’s senior secured convertible notes.

Issuance of Shares for Warrant Exercises

On February 12, 2026, the Company issued an aggregate 278 shares of common stock for the exercise of warrants.

Stock Incentive Plan

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the six months ended June 30, 2026 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2025	300,306	$12.95	-	$-	678
Granted	1,130,703	11.73	-	-	-
Exercised	(278)	11.71	-	-	-
Cancelled/Expired	(34)	10,800	-	-	-
Balance at June 30, 2026	1,430,697	$11.73	-	$-	678
Exercisable at June 30, 2026	928,251	$11.73	-	$-	678

The number of shares of the Company’s common stock that are issuable pursuant to warrant and stock option grants with time-based vesting as of and for the six months ended June 30, 2025 were:

	Warrant Grants		Stock Option Grants		Restricted Stock Units
	Number of shares subject to warrants	Weighted- average exercise price per share	Number of shares subject to options	Weighted- average exercise price per share	Number of shares subject to restricted stock units
Balance at December 31, 2024	49,533	$165.60	-	$-	678
Granted	194,400	73.80	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Balance at June 30, 2025	243,932	$73.80	-	$-	678
Exercisable at June 30, 2025	161,265	$73.80	-	$-	678

The Company’s outstanding warrants at June 30, 2026 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$11.71 - $14.06	1,430,697	3.31	$11.73	928,251	$11.73	$-

The Company’s outstanding warrants at June 30, 2025, are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$63.00 - $10,800.00	243,932	4.31	$73.80	161,265	$73.80	1,206,830

As of June 30, 2026 and December 31, 2025, there was no unrecognized expense for unvested stock options and restricted stock awards.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock-based compensation expense	$3,735	$-	$16,139	$-

Stock-based compensation expense categorized by the equity components for the three and six months ended June 30, 2026 and 2025 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Common stock	$3,735	$-	$16,139	$-
Total	$3,735	$-	$16,139	$-

Stock compensation is included in general and administrative expense on the condensed consolidated statements of operations.

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

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the Six Months Ended
	June 30,
	2026	2025
Warrants	1,430,697	243,932
Restricted stock units	678	678
Total common stock equivalents	1,431,375	244,610

Note 10. Related Party Transactions

At June 30, 2026 and December 31, 2025, the Company had a payable due to an officer in the amount of $149,838 for contract work performed prior to becoming an officer.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2026 and December 31, 2025, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

As of June 30, 2026 and December 31, 2025, the Company had federal net operating loss carryforwards of approximately $42.2 million and $41.9  million, respectively, available to offset future taxable income. As of June 30, 2026 and December 31, 2025, the Company had state loss carry-forwards of approximately $20.6 million and $20.3 million, respectively. Future utilization of net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The federal net operating loss carryforwards can be carried forward indefinitely and state loss carryforwards begin to expire in 2039.

The valuation allowance as of June 30, 2026 and December 31, 2025 was $13,446,808 and $13,380,053, respectively. The net change in valuation allowance for the six months ended June 30, 2026 was an increase of $66,755. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income tax is as follows (in percentages):

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

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM manages the Company’s business activities as a single operating and reportable segment. The CODM uses consolidated profit and loss to evaluate and measure performance against progress in its commercialization efforts. The following table sets forth significant segment assets and expenses.

	June 30,	December 31,
	2026	2025
Assets:
Cash	$1,263,478	$1,644,439
Accounts receivable, net	261,758	313,350
Prepaid expenses and other assets	173,743	65,627
Property and equipment, net	8,449	10,220
Intangible assets	158,040	20,019
Goodwill	5,842,433	5,842,433
Total Assets	$7,707,901	$7,896,088

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$706,049	$682,632	$1,450,948	$1,402,931
Cost of revenue	375,626	502,215	746,416	1,085,651
Gross profit	330,423	180,417	704,532	317,280

Operating expenses:
Legal and professional	124,166	111,339	282,521	315,318
Salaries and wages	139,285	155,276	279,731	239,554
General and administrative	187,040	207,329	397,277	389,932
Depreciation	886	-	1,771	-
Total operating expenses	451,377	473,944	961,300	944,804

Other income (expense)
Interest expense	-	(1,534,454)	(37,953)	(1,676,760)
Loss on shares issued for legal settlement	-	(78,104)	-	(78,104)
Total other expense	-	(1,612,558)	(37,953)	(1,754,864)

Net loss	$(120,954)	$(1,906,085)	$(294,721)	$(2,382,388)

Note 13. Subsequent Events

The Company has evaluated all events that occurred after the date of the financial statements and through the date of issuance to determine if they must be reported. Management has determined that other than those disclosed below, there were no additional reportable subsequent events to be disclosed.

Issuance of Shears for Interest Conversions

On August 7, 2026, the Company issued 520 shares of common stock for the conversion of $2,500 in accrued interest due under the Company’s senior secured convertible notes.

Reverse Stock Split

On July 28, 2026, following stockholder approval at the Company’s annual meeting, the Company amended its certificate of incorporation to implement a 1 for 12 reverse split of its common stock. The effect of the reverse stock split was to combine every 12 shares of outstanding common stock into one share of common stock. The reverse stock split was effective at the opening of the trading day on August 4, 2026. The effects of the reverse stock split have been reflected in this Quarterly Report for all periods presented.

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

On July 28, 2026, following stockholder approval at the Company’s annual meeting, the Company amended its certificate of incorporation to implement a 1 for 12 reverse split of its common stock. The effect of the reverse stock split was to combine every 12 shares of outstanding common stock into one share of common stock. The reverse stock split was effective at the opening of the trading day on August 4, 2026. The effects of the reverse stock split have been reflected in this Quarterly Report on Form 10-Q for all periods presented.

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

Results of Operations – Three months ended June 30, 2026 as compared to the three months ended June 30, 2025

Our operating results for the three month periods ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended
	June 30, 2026	June 30, 2025	Difference

Revenue	$706,049	$682,632	$23,417
Cost of revenues	375,626	502,215	(126,589)
Operating expenses	451,377	473,944	(22,567)
Other income (expense)	-	(1,612,558)	1,612,558
Provision for income taxes	-	-	-
Net loss	$(120,954)	$(1,906,085)	$1,785,131

Revenues

Revenue for the three months ended June 30, 2026 was $706,049 as compared to $682,632 for the three months ended June 30, 2025. This increase was primarily due to the modification of certain customer contracts as well as new customer contracts during the current year.

Cost of revenues

Cost of revenues were $375,626 for the three months ended June 30, 2026 compared to $502,215 for the same period in 2025. The decrease is primarily related to a decrease in labor costs as well as decreases in our cloud hosting costs. Overall gross profit for the three months ended June 30, 2026 increased by approximately 83% from the same period in the prior year due in part to reductions in our cloud hosting costs of approximately $7,000 and contractor expenses of approximately $133,000, partially offset by an increase in salaries and wages of approximately $13,000.

Operating expenses

Operating expenses decreased $22,567 to $451,377 for the three months ended June 30, 2026, as compared to $473,944 in the same period of 2025. The decrease is primarily attributable to decreases in salaries and wages of approximately $16,000 and bad debt expense of $11,000 partially offset by increases in legal and professional fees of $13,000. We expect operating expenses to remain relatively flat during the rest of 2026 with the exception of marketing and advertising.

Other income (expense)

We had other expenses of $1,612,558 during the three months ended June 30, 2025 comprised of non-cash interest expense, amortization of debt discounts, and a non-cash loss on legal settlement. We did not have other expenses during the three months ended June 30, 2026.

Net loss

For the three months ended June 30, 2026, we incurred a net loss of $120,954 compared to a net loss of $1,906,085 for the same period in 2025 due to the factors detailed above.

Results of Operations – Six months ended June 30, 2026 as compared to the six months ended June 30, 2025

Our operating results for the six month period ended June 30, 2026 and 2025 are summarized as follows:

	Six Months Ended
	June 30, 2026	June 30, 2025	Difference

Revenue	$1,450,948	$1,402,931	$48,017
Cost of revenues	746,416	1,085,651	(339,235)
Operating expenses	961,300	944,804	16,496
Other income (expense)	(37,953)	(1,754,864)	1,716,911
Provision for income taxes	-	-	-
Net loss	$(294,721)	$(2,382,388)	$2,087,667

Revenues

Revenue for the six months ended June 30, 2026 was $1,450,948 as compared to $1,402,931 for the six months ended June 30, 2025. This increase was primarily due to the modification of certain customer contracts as well as new customer contracts during the current year.

Cost of revenues

Cost of revenues were $746,416 for the six months ended June 30, 2026 compared to $1,085,651 for the same period in 2025. Overall gross profit for the six months ended June 30, 2026 increased by approximately 122% from the same period in the prior year due in part to reductions in our cloud hosting costs of approximately $38,000 and contractor expenses of approximately $310,000, partially offset by an increase salaries and wages of approximately $10,000.

Operating expenses

Operating expenses increased $16,496 to $961,300 for the six months ended June 30, 2026, as compared to $944,804 in the same period of 2025. The increase is primarily attributable to increases in salaries and wages of $40,000, employee benefits of $27,000 and non-cash stock compensation of $16,000, partially offset by decreases in legal and professional fees of approximately $33,000 and bad debt expense of $35,000. We expect operating expenses to remain relatively flat during the rest of 2026 with the exception of marketing and advertising.

Other income (expense)

We had other expenses of $37,953 and $1,754,864 during the six months ended June 30, 2026 and 2025, respectively, comprised of non-cash interest expense, amortization of debt discounts, and a non-cash loss on legal settlement. The decrease was primarily due to a decrease in conversions on interest-bearing convertible notes as well as the amortization of note discounts over the prior year period.

Net loss

For the six months ended June 30, 2026, we incurred a net loss of $294,721 compared to a net loss of $2,382,388 for the same period in 2025 due to the factors detailed above.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2026	2025

Net cash used in operating activities	$(258,442)	$(1,056,454)
Net cash used in investing activities	(138,021)	-
Net cash provided by financing activities	15,502	1,290,009
Change in cash	$(380,961)	$233,555

Operating Activities

Cash used in operating activities was approximately $258,000 for the six months ended June 30, 2026, mainly related to the net loss of approximately $295,000 and a decrease in prepaid expenses and other assets of $108,000, partially offset by amortization of discounts $34,000, depreciation of $2,000, non-cash stock based compensation of $16,000, a decrease in accounts receivable of $52,000, and increases in deferred revenue of $39,000 and accounts payable and accrued liabilities of $1,000.

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

Investing Activities

Net cash used in investment activities was approximately $138,000 for the six months ended June 30, 2026 due to the Company’s capitalization of internal development costs related to new software assets.

The Company did not have any investing activities during the six months ended June 30, 2025

Financing Activities

Cash provided by financing activities was approximately $15,000 for the six months ended June 30, 2026, consisting of proceeds from warrant exercises.

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

On October 8, 2025, the Company received written notification from the Listing Qualifications Department of Nasdaq, granting the Company’s request for a 180-day extension to regain compliance with the Bid Price Rule. The Company now had until April 6, 2026 to meet the requirement.

On April 7, 2026, Nasdaq notified the Company that, because it failed to regain compliance with Nasdaq’s minimum bid price requirement of $1 per share pursuant to Nasdaq Rule 5550(a)(2), its securities will be delisted from the Capital Market. Consequently, trading of the Company’s common stock was suspended at the opening of business on April 14, 2026, and a Form 25-NSE was filed with the Securities and Exchange Commission, which removed the Company’s securities from listing and registration on The Nasdaq Stock Market. The Company appealed the Staff’s delisting determination to the Panel, and the Decision resolves that appeal.

Under the terms of the Decision, the Company must satisfy the following conditions in order for trading of its common stock to be reinstated on Nasdaq: (i) on or before July 22, 2026, the Company must obtain shareholder approval for a reverse stock split at a ratio sufficient to achieve a post-split price reasonably expected to sustain compliance with the Bid Price Rule; (ii) on or before August 3, 2026, the Company must effect a reverse stock split; and (iii) on or before August 28, 2026, the Company must demonstrate compliance with the Bid Price Rule by evidencing a closing bid price at or above $1.00 per share for a minimum of 20 consecutive trading days.

The Company received shareholder approval at its annual meeting on July 22, 2026 to effect the required reverse split, and effected said reverse split on August 3, 2026. The Company is currently in the 20 trading day compliance period and has thus far sustained a closing bid price above $1.00 per share

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2026, the end of the period covered by this Form 10-Q, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Chief Financial Officer have concluded that, due to deficiencies in the design of internal controls and lack of segregation of duties, our Disclosure Controls were not effective as of June 30, 2026, such that the Disclosure Controls did not ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the three and six months ended June 30, 2026, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In conducting our business, we may become involved in legal proceedings. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company does not currently have any pending or threatened litigation.

Item 1A. Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the six month period ended June 30, 2026, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K.

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

Exhibit #	Exhibit Description
3.1	Certificate of Incorporation, as amended July 28, 2026*

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-213166) filed with the SEC on August 16, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

97.1	Clawback Policy of SCWorx Corp (Incorporated by reference to Exhibit 97.1 of the Company’s 10-K filed with the SEC on March 31, 2025)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: August 14, 2026	By:	/s/ Timothy A. Hannibal
Timothy A. Hannibal
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCWORX CORP.

Date: August 14, 2026	By:	/s/ Christopher J. Kohler
Christopher J. Kohler
Chief Financial Officer
(Principal Financial Officer)